Form 10-K
period 1993-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1994-03-22
CIK 762129, 18651

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-K

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year ended December 31, 1993

                                    OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition period from ........ to ........

Commission          Registrant; State of Incorporation;     IRS Employer
File Number            Address; and Telephone Number     Identification No.

  1-8946                        CILCORP Inc.                 37-1169387
                         (An Illinois Corporation)
                        300 Hamilton Blvd, Suite 300
                           Peoria, Illinois  61602
                               (309) 675-8810

  1-2732               CENTRAL ILLINOIS LIGHT COMPANY        37-0211050
                         (An Illinois Corporation)
                             300 Liberty Street
                           Peoria, Illinois  61602
                               (309) 675-8810

    Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
    Title of each class so registered                 on which registered

    CILCORP Inc. Common stock, no par value           New York and Chicago

    CILCO Preferred Stock, Cumulative
    $100 par, 4 1/2% series                           New York

    Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                      Yes      X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 15, 1994, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately $435 million. On that date, 13,035,756 common shares (no par value) were outstanding.

At March 15, 1994, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $60 million. The voting stock of CILCO consists of its preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement dated March 21, 1994, in connection with its Annual Meeting to be held on April 26, 1994, is incorporated into Part I and
Part III hereof.

Central Illinois Light Company's Proxy Statement dated March 28, 1994, in connection with its Annual Meeting to be held on April 26, 1994, is incorporated into Part I and Part III hereof.

                                 CILCORP INC.
                                      and
                        Central Illinois Light Company
                         1993 Form 10-K Annual Report
                               Table of Contents
                                                                        Page
Glossary                                                                 5-7
                                    Part I
Item 1.          Business
                 The Company and its Subsidiaries                        8-9
                 Business of CILCO                                      9-10
                    Electric Service                                    10-11
                    Gas Service                                         11-12
                    Regulation                                          12-13
                    Electric Fuel and Purchased Gas
                      Adjustment Clauses                                  13
                    Fuel Supply - Coal                                  13-14
                    Natural Gas Supply                                    14
                    Financing and Capital Expenditures Programs         14-15
                    Environmental Matters                                15
                    Industry Segments                                    15
                    Franchises                                           15
                    Competition                                          16
                    Employees                                            16
                 Business of ESE                                        16-18
                    Customer/Industry Segments                           19
                    Regulation of ESE's Clients                         19-21
                    Regulation of ESE                                    21
                    Competition                                          21
                    Subcontractors                                      21-22
                    Government Contracts                                 22
                    Patents and Trademark Protection                     22
                    Potential Liabilities and Insurance                 22-23
                    Employees                                            23
                 Other Businesses
                    CIM/CLM                                              24
                    Holding Company                                      24
                    CVI                                                  24
                    Employees                                            25
Item 2.          Properties                                             25-26
Item 3.          Legal Proceedings                                       26
Item 4.          Submission of Matters to a Vote of Security Holders     27
                 Executive Officers of the Registrant                   28-29

                                   Part II

Item 5.          Market for the Registrant's Common Equity               30
                    and Related Stockholder Matters
Item 6.          Selected Financial Data                                 31
Item 7.          Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       32-48
Item 8.          Index - Financial Statements and Supplementary Data     49
Item 9.          Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure               101

                                   Part III

                                                                        Page

Item 10.         Directors and Executive Officers of the Registrants     101
Item 11.         Executive Compensation                                  101
Item 12.         Security Ownership of Certain Beneficial
                    Owners and Management                                102
Item 13.         Certain Relationships and Related Transactions          102

                                   Part IV

Item 14.         Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                  103

                                GLOSSARY OF TERMS


When used herein, the following terms will have the meanings indicated.

AFUDC -- Allowance for Funds Used During Construction

ANR -- ANR Pipeline Company

BTU -- British Thermal Unit. The quantity of heat required to raise temperature of one pound of water one degree Fahrenheit.

BCF -- Billion cubic feet

Caterpillar -- Caterpillar Inc., CILCO's largest industrial customer

CECO -- CILCO Energy Corporation; a wholly-owned subsidiary of CILCO.

CEDCO -- CILCO Exploration and Development Company; a wholly-owned subsidiary of CILCO.

CERCLA -- Comprehensive Environmental Response Compensation and Liability Act

CILCO -- Central Illinois Light Company

CIM -- CILCORP Investment Management Inc.

CIPS -- Central Illinois Public Service Company

CLM -- CILCORP Lease Management Inc.

Company -- CILCORP Inc.

Cooling Degree Days -- The measure of the degree of warm weather experienced, based on the extent to which average of high and low temperatures for a day falls above 65 degrees Fahrenheit (annual degree days above historic average indicate warmer than average temperatures); historic average provided by U.S. Weather Bureau for 30-year period.

CVI -- CILCORP Ventures Inc.

DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

EMF -- Electric and magnetic fields

EPA -- Environmental Protection Agency (Federal)

FAC -- Fuel Adjustment Clause

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

Freeman -- Freeman United Coal Mining Company

Heating Degree Days -- The measure of the degree of cold weather experienced, based on the extent to which average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicate cooler than average temperatures); historic average provided by U.S. Weather Bureau for 30-year period.

ICC -- Illinois Commerce Commission

IEPA -- Illinois Environmental Protection Agency

IP -- Illinois Power Company

IPCB -- Illinois Pollution Control Board

KW -- Kilowatt, a thousand watts

KWH -- Kilowatt-hour, one thousand watts used for one hour (unit of work)

LCP -- Least Cost Energy Plan, a long-term resource acquisition strategy that balances both supply and demand-side resource options to provide the best value at the least cost to customers.

LDCs -- Local Distribution Companies

MAIN -- Mid-America Interconnected Network. One of nine regions that make up the National Electric Reliability Council. Its purpose is to ensure the Midwest region will meet its load responsibility.

MMCF -- One million cubic feet

MCF -- One thousand cubic feet

MW -- Megawatt, a million watts

NGPL -- Natural Gas Pipeline Company of America

NOPR -- Notice of proposed rulemaking issued by the FERC

NPDES -- National Pollutant Discharge Elimination System

PCBs -- Polychlorinated biphenyls

PGA -- Purchased Gas Adjustment

Pan-Alberta -- Pan-Alberta Gas Company

RCRA -- Resource Conservation and Recovery Act. This act deals with solid waste pollution control.

SFAS -- Statement of Financial Accounting Standards

Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume) or 100,000 BTUs (energy).

TSCA -- Toxic Substances Control Act

                                    PART I

Item 1.  Business

                       THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and operating results of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. The Company's other core business subsidiary is Environmental Science & Engineering, Inc. (ESE). The Company also has three other first-tier subsidiaries, CILCORP Development Services Inc., CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company itself, are collectively referred to herein as Other Businesses.

The Company owns 100% of the common stock of CILCO. CILCO is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois.

ESE, a wholly-owned subsidiary, was formed in February 1990 to conduct the environmental consulting and analytical services businesses acquired from Hunter Environmental Services, Inc. (Hunter) during that year. ESE provides engineering and environmental consulting, analysis, and laboratory services to a variety of governmental and private customers. ESE has seven wholly-owned subsidiaries: Keck Instruments, Inc., which manufactures geophysical instruments used in environmental applications; Chemrox, Inc., which has reduced its presence in the ethylene oxide and chloroflurocarbon control-equipment market by maintaining only a minimal staff, primarily to concentrate on warranty work; ESE Biosciences, Inc. whose on-site biological treatment of contaminated soil and groundwater is now performed primarily by ESE; ESE Architectural Services, Inc. which provides architecture and design services; National Professional Casualty Co., which provides professional liability insurance to ESE; ESE International Ltd., which provides engineering and consulting services in foreign countries; and ESE Michigan, Inc. which formerly conducted business as ESE Environmental Science and Engineering, Inc., provided the same services as its parent, ESE.

CIM, a wholly-owned subsidiary, manages the Company's investment portfolio. CIM manages seven leveraged lease investments through three wholly-owned subsidiaries: CILCORP Lease Management Inc. which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were formed in 1993. CIM's other subsidiary is CIM Energy Investments Inc. which was formed in 1989 to invest in non-regulated, independent power production facilities (see Other Businesses).

CVI, a wholly-owned subsidiary, is a venture capital company which pursues investment opportunities in new ventures and the expansion of existing ventures in environmental services, biotechnology and health care.

The following table summarizes the relative contribution of each business group to consolidated assets, revenue and net income for the year ended December 31, 1993.

                                          (In thousands)
                        Assets              Revenue       Net Income (Loss)
CILCO                 $  988,325            $453,877          $33,635
ESE                       87,437             123,162           (2,266)
Other Businesses         122,678               7,471            2,214
                      ----------            --------          -------
                      $1,198,440            $584,510          $33,583
                      ==========            ========          =======

CILCORP is an intrastate exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA). In 1989, the Securities and Exchange Commission (SEC) issued proposed rules regarding diversification by exempt intrastate utility holding companies. The proposed rules, which are intended to take effect three years after adoption in final form, would establish two safe harbors which specify those circumstances in which the SEC would not find diversification detrimental to interests protected under the PUHCA. If the rules are adopted, CILCORP will be required to apply for a formal exemptive order from the SEC or come within one of the safe harbors by either seeking passage of Illinois legislation permitting diversification or reducing its interest in non-utility businesses to less than 10% of consolidated assets. Although certain members of the U.S. Congress continue to explore this issue, the SEC has not taken any public action towards adopting final diversification rules since the proposed rules were issued.

                               BUSINESS OF CILCO

CILCO was incorporated under the laws of Illinois in 1913. CILCO's principal business is the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois.

In addition to its principal business, CILCO has two wholly-owned subsidiaries, CILCO Exploration and Development Company (CEDCO) and CILCO Energy Corporation (CECO). CEDCO was formed to engage in the exploration and development of gas, oil, coal and other mineral resources. CECO was formed to research and develop new sources of energy, including the conversion of coal and other minerals into gas. The operations of these subsidiaries are not significant.

CILCO is continuing to experience, in varying degrees, the issues common to the electric and gas utility industries. These include uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations, and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return on its common equity.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 136 Illinois communities (including Peoria, Pekin, Lincoln and Morton). At December 31, 1993, CILCO had approximately 190,000 retail electric customers.

In 1993, 67% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 39% of electric revenue resulted from residential sales, 30% from commercial sales, 28% from industrial sales, 2% from sales for resale and 1% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

     Electric                           1993          1992         1991
                                               (In thousands)
     Residential                     $119,709      $108,562      $121,863
     Commercial                        90,594        86,747        86,205
     Industrial                        85,384        82,122        86,409
     Sales for resale                   4,522         8,433         8,446
     Street lighting and public
       authorities                      2,062         2,034         2,120
     Other revenue                        853           915         1,146
                                     --------      --------      --------
         Total electric revenue      $303,124      $288,813      $306,189
                                     ========      ========      ========


CILCO owns and operates two coal-fired base load generating plants and two natural gas combustion turbine-generators which are used for peaking service (see Item 2. Properties-CILCO). CILCO's all-time system peak demand was 1,120 megawatts (MW) on August 16, 1988. The 1993 system peak demand was 1,106 MW on August 26, 1993.

The system peak demand for 1994 is estimated to be 1,110 MW with a reserve margin of approximately 14.5%. The reserve margin takes into account 70 MW of firm purchased power from Central Illinois Public Service Company (CIPS) and 70 MW of interruptible industrial load and other related Demand Side

Management (DSM) programs. The system peak demand includes 20 MW of firm power to be provided to the City of Springfield (City Water, Light and Power Department). CILCO's reserve margin complies with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity and purchased capacity to provide an adequate and reliable supply of electricity to satisfy base load demand through the end of the century. To help meet anticipated increases in peak demand and maintain adequate reserve margins, CILCO entered into a firm, wholesale bulk power agreement to purchase capacity from CIPS. The agreement, which expires in 1998, was approved by the Illinois Commerce Commission (ICC) in 1990 as part of CILCO's electric least cost energy plan. In 1992, CILCO filed an updated electric least cost energy plan with the ICC which anticipates CILCO will experience shortages of peak generating capacity ranging from 100 MW in 1998 up to 130 MW by 2001. In 1993, the ICC approved another firm, wholesale power purchase agreement between CIPS and CILCO to meet this shortfall (see CILCO's
Note 7, Item 8. Financial Statements and Supplementary Data).

On December 17, 1993, CILCO filed a petition for the issuance of a certificate of convenience and necessity to construct a 20 megawatt (MW) cogeneration plant at the site of Midwest Grain Products Inc. (See Electric Competition under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.) As part of that filing, CILCO requested that the ICC approve an update to its most recently approved least cost energy plan.

CILCO is interconnected with CIPS, Commonwealth Edison Company, Illinois Power
(IP) and the City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, Pekin, Lincoln and Springfield). At December 31, 1993, CILCO had approximately 196,000 gas customers, including 668 industrial and commercial gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system.

In 1993, 33% of CILCO's total operating revenue was derived from the sale or transportation of natural gas. Approximately 69% of gas revenue resulted from residential sales, 21% from commercial sales, 2% from industrial sales, 7% from transportation and 1% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

    Gas                                  1993         1992         1991
                                                (In thousands)
    Residential                        $104,348     $ 99,096     $101,589
    Commercial                           32,396       30,767       32,056
    Industrial                            3,013        3,793        2,927
    Transportation of Gas                10,134       10,541       11,049
    Other revenue                           863          729          792
                                       --------     --------     --------
       Total gas revenue               $150,754     $144,926     $148,413
                                       ========     ========     ========

CILCO's all-time maximum daily send-out of 443,167 thousand cubic feet (mcf) occurred on January 15, 1972. The 1993 peak day send-out of 322,006 mcf occurred on February 23, 1993. CILCO has been able to meet all of its existing customer requirements during the 1993-1994 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 1994-1995 heating season.

REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the ICC. The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness, and various other matters. With respect to certain electric matters, CILCO is subject to regulation by the FERC. CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters.

The Illinois statute governing public utilities requires the ICC to review and adopt electric least cost energy plans for public utilities. Legislation was passed in 1993 which eliminated the requirement for least cost plans from gas utilities. In general, CILCO's plan consists of customer demand forecasts and the projected resources that CILCO will rely upon to meet that demand. The planning horizon is 20 years, and the plan is reviewed by the ICC every three years. CILCO filed its most recent least cost energy plan on July 1, 1992; the plan was approved by the ICC on June 23, 1993. (CILCO is proposing to amend this plan as discussed above under "Electric Service"). The ICC may not issue a certificate of convenience and necessity for any new construction project unless the ICC has determined that the proposed construction is consistent with CILCO's most recently approved least cost energy plan, as updated. The law requires that the plan incorporate economical cogeneration, renewable resources, and demand-side management (DSM) programs, to the fullest extent practicable, as resources for meeting the future energy service needs of CILCO's customers.

CILCO's most recent electric least cost energy plan contains several DSM programs, including existing residential and commercial heat pump programs and commercial audit programs. It also includes pilot programs whose objective is to verify the cost effectiveness of electric DSM in CILCO's service territory and to develop capability to deliver DSM effectively. Based upon a preliminary assessment, electric DSM programs are projected to reduce CILCO's peak demand by 146 MW over the 20 year planning horizon. These projections may change depending on the results of pilot programs currently in progress or scheduled to begin in the next few years. Current pilot programs for electric service include: new interruptible rates, residential air conditioner cycling, natural gas air conditioning, energy audits, high efficiency air conditioning, motor efficiency and new construction energy efficiency incentives. Three additional pilot programs are currently under development: high efficiency interior lighting, high efficiency refrigeration equipment, and thermal storage incentives.

In 1993, the total cost of the pilot and full-scale programs mentioned above, excluding interruptible rates, was approximately $405,000. The ICC has authorized riders which are specifically designed to recover DSM program costs. The Illinois Appellate Court for the First District ruled that the ICC had improperly authorized the recovery of DSM-related costs through a rider. The Appellate Court decision currently has no direct impact on CILCO because CILCO has not filed a tariff for recovery of DSM-related costs.

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

CILCO's tariffs provide for adjustments to its electric rates through the fuel adjustment clause (FAC) to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal are not included in the FAC. Changes in transportation costs are addressed in general rate-making proceedings.

CILCO's tariffs also provide for adjustments to its gas rates through the purchased gas adjustment (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired, including 100% of its base load capacity. Approximately 2.2 million tons of coal were burned during 1993. Existing coal contracts with suppliers in central Illinois, eastern Kentucky and West Virginia are expected to supply about 73% of the 1994 requirements. Coal will be purchased on the spot market during the year to meet remaining annual fuel requirements.

During the years 1993, 1992 and 1991, the average cost per ton of coal burned, including transportation, was $40.30, $40.13 and $42.26, respectively. The cost of coal burned per million BTU's was $1.75, $1.73 and $1.80, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

CILCO has several contracts for the purchase of low-sulfur coal burned at
E. D. Edwards Station. The contracts are normally 36 months in length. CILCO negotiated a three-year agreement with a new coal supplier to replace a contract which expired in 1993.

All low-sulfur coal contracts contain provisions which allow CILCO to terminate the contracts with no monetary penalties if any new governmental or environmental regulations are enacted which restrict the burning of these coals. Furthermore, these contracts contain provisions that permit adjustment of the annual contract quantity in the event of an economic downturn.

CILCO has a long-term contract with Freeman for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal could be extended through 2010; however, Freeman has the option of terminating the contract after 1997. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased.

NATURAL GAS SUPPLY

During 1993 CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around new firm and interruptible services provided by five interconnecting interstate pipeline suppliers in response to FERC Order 636 (see Federal Energy Regulatory Commission Order 636 under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) and direct firm and interruptible purchases of varying terms from approximately 35 non-interstate pipeline suppliers. Gas purchased was also injected into and withdrawn from CILCO's two natural gas storage fields and the storage fields of various interstate pipeline suppliers via contracted storage services. The supply portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its existing firm customer requirements during the 1994-1995 heating season at prevailing market prices.

During 1993, CILCO purchased approximately 32,300,000 mcf of natural gas at a cost of approximately $85.7 million, or an average cost of $2.66 per mcf. The average cost per mcf of natural gas purchased was $2.86 in 1992 and $2.50 in 1991.

On March 9, 1994 the ICC issued an order allowing Illinois gas utilities to recover 100% of pipeline transition costs. CILCO estimates that it could ultimately be billed up to $3 million, excluding interest, for pipeline transition costs. While CILCO cannot at this time determine the outcome of an expected appeal of the March 9, 1994 ICC order regarding transition costs, management believes that based on existing law and the ICC order, any transition charges or other billings by the pipelines to CILCO as a result of Order 636 will be recoverable from customers through CILCO's gas rates.

For a discussion of other gas issues, including pending reviews by state and federal regulatory authorities of CILCO's gas operations and recordkeeping practices in the City of Springfield, see the Gas Operations, Gas Rate Increase Request, Federal Energy Regulatory Commission Order 636, Gas Take-or-Pay Charges, and Liquefied Natural Gas Settlement sections under
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers.

Capital expenditures for 1994 are estimated to be $90 million, including Allowance for Funds Used During Construction of approximately $288,000 and pollution control expenditures of $9 million. Expenditures include $62 million for the electric business, $20 million for the gas business, and $8 million for general and miscellaneous purposes. Electric expenditures include
$32 million for additions and modifications to generating facilities, $2 million for transmission projects, and $28 million for distribution system additions and improvements. Gas expenditures are primarily for necessary additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 1995-1998 are $286 million.

CILCO expects to finance its 1994 capital expenditures with funds provided by operating activities and the issuance of approximately $30 million of additional long-term debt. CILCO had $12.4 million of short-term commercial paper outstanding at December 31, 1993 and expects to issue short-term commercial paper throughout 1994. At December 31, 1993, CILCO had bank lines of credit aggregating $30 million, all of which were unused. CILCO expects these bank lines will remain unused through 1994 (see Capital Resources and Liquidity - CILCO under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

ENVIRONMENTAL MATTERS

See Environmental Matters under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INDUSTRY SEGMENTS/CUSTOMERS

See Consolidated Statements of Segments of Business are under Item 8. Financial Statements and Supplementary Data.

Caterpillar Inc. (Caterpillar) is CILCO's largest industrial customer. Aggregate gas and electric revenues from sales to Caterpillar were 9.1%, 9.3% and 9.8% of CILCO's total operating revenue for 1993, 1992 and 1991, respectively. On November 3, 1991, Caterpillar employees began a selective labor strike at one of Caterpillar's facilities in CILCO's service territory and at additional facilities outside its service territory. Caterpillar responded to the selective strike by locking out workers at several of its facilities. In February 1992, Caterpillar ended the selective lockout, but the employees responded by initiating strikes against these and several other facilities. In April 1992, the employees agreed to return to work. A new contract has not yet been negotiated. CILCO's future electric operating results could be adversely affected if the strike is resumed and lasts for a prolonged period.

FRANCHISES

CILCO negotiates franchise agreements which authorize it to provide utility services to the communities in its service area. The franchises are for various terms, usually 25 to 50 years. Based on past experience, CILCO anticipates that as franchises expire new franchises will be granted in the normal course of business.

COMPETITION

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO is not currently in competition with other public utilities for retail electric or gas customers in these areas. However, electricity and natural gas compete with other forms of energy available to customers. For example, within the City of Springfield, CILCO's natural gas business competes with the City's municipal electric system to provide customer energy needs.

During 1993, CILCO continued to transport gas purchased by commercial and industrial customers directly from producers and marketers. In 1993, approximately $10.1 million of revenue was generated from transportation services provided to 668 customers. Transportation arrangements have made it practical for certain industrial customers to continue to use gas instead of switching to alternate fuels. The amount of gas transported in the future will depend on a number of factors including regulatory and legislative action, the relative cost of gas purchased on the spot market compared to the cost of gas provided by CILCO and the cost of alternate fuels, and the feasibility of customers bypassing the CILCO system. See Electric Competition under Item 7. Management's Discussion and Analysis of Financial Condition for a discussion of competitive trends which may affect CILCO's electric operations.

EMPLOYEES

The number of full-time and part-time employees at December 31, 1993 was 1,533, excluding CILCO employees assigned to the Other Businesses. Of these, 225 power plant employees were represented by Local 8 of the International Brotherhood of Firemen and Oilers, and 497 gas and electric department employees were represented by Local 51 of the International Brotherhood of Electrical Workers.

                                BUSINESS OF ESE

ESE is an environmental consulting and engineering firm with additional capabilities in laboratory analysis and equipment manufacturing. ESE's services are intended to address the growing concern over the quality of the environment, the promulgation of numerous complex federal, state, and local environmental regulations, and enforcement efforts in support of environmental laws. As such, ESE's business is affected by the existence and enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal and clean-up of hazardous wastes (see Regulation of ESE's Clients herein). ESE provides a full-service approach to business, industrial and governmental clients, commencing with problem identification and analysis, continuing through regulatory negotiation and engineering, and concluding with the preparation and implementation of a remediation plan or final design and construction.

ESE has a wide range of clients in business, industry and government, including federal agencies, local and state governments, institutional, commercial and industrial firms, and professional service firms. ESE employs environmental, chemical, geotechnical, civil, mechanical, electrical, structural, transportation and process engineers; geologists; hydrogeologists; chemists; biologists; toxicologists; meteorologists; industrial hygienists;

architects; and surveyors. ESE has a nationwide network of offices with its corporate office in Peoria, Illinois. Presently, ESE has three major laboratories located in Englewood, Colorado; Gainesville, Florida; and Peoria, Illinois. ESE provides services in the following areas:

Air Quality Services: ESE provides ambient air monitoring, source testing, permitting and licensing emissions inventories; planning and compliance strategies; dispersion modeling; data management; indoor air quality; and engineering design/installation.

Analytical Services: ESE provides comprehensive chemical analysis, field sampling services, and interpretation for environmental, wastewater and air pollution chemistry, industrial hygiene and treatability studies. Included is hazardous waste analysis/characterization for inorganics/organics; trace environmental analysis for toxics in water, sediments, and tissue; acid rain analysis; analytical methods research and development; priority pollutant analysis; radiochemical analysis (including radon testing); asbestos identification and quantification; drinking water characterization; industrial hygiene analysis; and chemical data information management. Services are provided to industry, agriculture, commercial firms, consulting engineers and federal, state and local governmental agencies.

Facilities Engineering and Planning Services: ESE provides services for new building projects, remodeling or additions, and investigations and evaluations of building deficiencies. ESE designs heating, ventilating, air conditioning, plumbing and fire prevention systems for new or existing structures, and designs electrical systems for industrial operations, municipal facilities, health care institutions, and commercial buildings. ESE also has experience designing large industrial parks, major highways, wastewater treatment plants and certain types of military installations.

Asbestos Management/Industrial Hygiene/Lead-Based Paint Services: ESE provides on-site consultation and facility surveys to identify potential asbestos, industrial hygiene, radon and lead-based paint problems. ESE's industrial hygiene staff collects bulk samples of suspect materials, monitors buildings for contamination, and also provides construction management/contract administration services, renovation and restoration services (post-abatement) and health and safety training courses.

Construction Management: ESE provides turnkey design and construction services and construction observation services on transportation and site development projects and infrastructure projects. Actual construction services are subcontracted.

Environmental Assessment and Toxicology Services: ESE conducts field and laboratory studies involving chemical migration and transport, aquatic toxicology and bioassay, ecological and human health risk assessments, site selection and certification, development of regional impact studies, and environmental impact statements.

Civil Engineering: ESE performs a variety of civil engineering services including highway, street and bridge planning and design, hydrological hydraulic studies and drainage design, structural analysis and design foundation engineering, computer-aided drafting and design (CADD) services, and subdivision design and surveying.

Environmental Audit Service:   ESE performs operational audits for clients in
industry to verify an operating facility's compliance status with regulatory requirements, identifies potential liabilities associated with past waste management practices, and identifies methods for minimizing future waste generation. ESE also performs transactional audits which focus on the transfer of potential liabilities in real estate or business transactions.

Environmental Engineering Services: ESE provides environmental engineering services which include applied research and development, water and waste characterization, treatability and disposal studies, process and concept design of treatment and disposal facilities, design of drinking water treatment and distribution facilities, design of wastewater/industrial waste treatment and collection facilities, technical and economic feasibility evaluations, contract operation and maintenance of water and wastewater treatment facilities, pursuit of permit approval for water and solid waste-oriented activities and design of solid waste landfills and recycling facilities.

Hydrogeology: ESE performs subsurface investigations and evaluations for both geological and engineering studies. Service areas include hydrogeologic investigations, geophysical studies, soils and materials testing, aquifer evaluation, well inventories and consumptive use analysis, saltwater intrusion investigations, leakage-recharge investigations, well field studies, groundwater pollution investigations, groundwater supply permitting, and groundwater modeling.

Remediation: ESE develops, designs and implements remediation plans at contaminated sites. ESE has developed and patented the above-ground fixed-film bioreactor under the registered trademark PetroClean biomediation system, which treats contaminated soil and groundwater in place without excavating and removing affected soil. ESE also provides remediation services for contaminated soil and groundwater using a variety of other technologies.

Storage Tank Management Service: ESE provides services for managing environmental issues related to underground and aboveground storage tanks.
Key service areas range from pre-planning to assessment and closure of problem sites including site assessments, analytical services, remediation and risk assessment. ESE's tank management programs include tank removal, retrofitting, replacement, and conversion of underground systems to aboveground storage.

Surface Water Resources Service: ESE offers characterizations of the freshwater, estuarine, and oceanic environments; environmental impact assessments; site selection studies; licensing and permitting studies; field surveys and monitoring; numerical/physical modeling; technical analyses; and hydrologic and hydraulic engineering services including stormwater drainage analysis, floodplain management, and receiving water quality evaluations.

Manufacture of Equipment: Through its wholly-owned subsidiary, Keck Instruments,Inc., ESE designs, assembles, and markets instrumentation for measuring, monitoring, detecting, and sampling groundwater as well as instruments for mineral exploration and detection, analysis, and subsurface mapping.

CUSTOMERS/INDUSTRY SEGMENTS

ESE sells its products and services to both governmental agencies and public and private companies. Approximately 29% of ESE's revenue for 1993 was generated by services performed for federal, state and local governmental agencies. No single customer accounted for more than 10% of ESE's gross revenues for the year ended December 31, 1993.

In 1993, approximately 81% of ESE's revenue was generated from environmental consulting and engineering services, 18% from laboratory services and 1% from manufactured equipment sales.

REGULATION OF ESE'S CLIENTS

The level and nature of ESE's business activity is largely dependent upon government statutes and regulations relating to the environment.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund or CERCLA): CERCLA is the most significant federal statute addressing practices involving hazardous substances and imposing liability for cleaning up contamination in soil and groundwater. This legislation has four basic provisions: (i) creation of an information gathering and analysis program which enables federal and state governments to identify abandoned waste sites and to set priorities for investigation and response; (ii) granting of federal authority to respond to hazardous waste emergencies and to clean up hazardous waste sites; (iii) imposition of liability on persons responsible for disposal of hazardous substances that may be released into the environment; and (iv) creation of a federally managed trust fund to pay for the cleanup of waste sites where a "potentially responsible party" cannot be identified or where a threat to the environment requires immediate response. In October 1986, the Superfund Amendments and Reauthorization Act (SARA) was passed as a five-year extension of the Superfund program. Title III of SARA, also known as the Emergency Planning and Community Right-to-Know Act of 1986, established a reporting and notification system for companies dealing with hazardous chemicals. The Superfund program was reauthorized in 1990 and was extended without change until September 30, 1994. CERCLA is scheduled for reauthorization in 1994.

Resource Conservation and Recovery Act of 1976 (RCRA): While Superfund seeks to remedy the damage caused by inactive or abandoned waste sites, RCRA imposes comprehensive regulation of the management of hazardous waste at active facilities. RCRA and the regulations thereunder establish a comprehensive "cradle to grave" regulatory program applicable to hazardous waste and impose requirements for performance testing and recordkeeping for any person generating, transporting, treating, storing, or disposing of more than the specified minimum levels of hazardous waste. In November 1984, RCRA was amended by the Hazardous and Solid Waste Amendments, which extend RCRA to most industrial and commercial activities in the nation. In addition, RCRA requires that underground storage tanks be identified and inspected, and those found to be leaking must be cleaned up. RCRA's reauthorization by Congress is anticipated in 1994 or 1995.

National Environmental Policy Act of 1970 (NEPA): NEPA requires an analysis of the environmental impact of any major federal action, including the issuance of federal environmental permits for industrial facilities which may significantly affect the quality of the environment.

Toxic Substances Control Act of 1976 (TSCA): TSCA authorizes the EPA to gather information relating to the risks posed by chemicals and to regulate the use and disposal of asbestos and polychlorinated biphenyls.

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA): FIFRA regulates the use and manufacture of pesticides and related chemicals.

Clean Air Act of 1970 (CAA): Provisions of the CAA, as amended in 1977 and 1990, authorize the EPA to set maximum acceptable contaminant levels in the ambient air, to control emissions of certain toxic materials, and to ensure compliance with air quality standards. The Clean Air Act Amendments of 1990 discussed in Environmental Matters under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, included herein, will create additional regulation for air toxic emissions, acid rain and attainment of air quality standards.

Clean Water Act of 1972, as amended in 1987 (CWA): CWA requires every state to set water quality standards for each significant body of water within its boundaries, and to ensure attainment and/or maintenance of those standards. These standards and limitations are enforced in large part under a nationwide permit program known as the National Pollutant Discharge Elimination System (NPDES). Reauthorization of CWA is pending and is likely to be accomplished in 1994.

Safe Drinking Water Act, as amended in 1986 (SDWA): The SDWA affects numerous public water supplies. Under this Act, the EPA must establish primary drinking water standards.

National Pollutant Discharge Elimination System (NPDES) Stormwater Permitting Regulations of 1990: The intent of this regulation, passed in November 1990, is to control pollution from stormwater discharges associated with industrial activity and municipal storm sewer systems.

Occupational Safety and Health Act of 1970 (OSHA): Health and safety at the workplace are regulated under OSHA. OSHA provides for permissible exposure levels for certain hazardous substances, including asbestos, and also establishes an enforcement mechanism for these and other health and safety standards.

State and Local Regulations: In addition to federal statutes and regulations, numerous state and local statutes and regulations relating to environmental risks impose additional environmental standards on ESE's customers.

Some of the activities and risks covered by these statutes and regulations, and which ESE assists its customers in addressing, include:

- -  clean-up and remediation of contaminated soil and groundwater;
- - identification, inspection and clean-up of leaking underground storage tanks;

- - the use and disposal of asbestos, polychlorinated biphenyls and other toxic substances;
- -  ambient air quality and the control of emissions into the atmosphere;
- - compliance with water quality standards, including those related to drinking water; and
- -  occupational safety and health in the workplace.

REGULATION OF ESE

The environmental statutes and regulations described above primarily affect ESE's clients, and thus have a significant impact on the volume of ESE's business activity and specific types of services that ESE provides to its clients. These environmental statutes and regulations also govern the manner in which ESE performs services for its clients. ESE must comply with specific worker protection requirements and other health and safety standards. These standards include taking steps to limit exposure to asbestos and chemical substances in the workplace. ESE also must comply with regulations pertaining to the disposal of certain hazardous chemicals and substances pursuant to guidelines established under federal and state law. Among those substances are chemicals used in ESE's laboratory processes as well as materials removed from the properties and facilities of its clients. Disposal costs for these materials, and legal compliance costs generally for ESE, have risen steadily in recent years and are expected to continue to increase.

Management believes that the degree of enforcement of environmental regulations at the federal, state and local level will continue to affect the levels of business of ESE and its clients.

COMPETITION

The market for ESE's consulting services is highly competitive, and ESE is subject to competition with respect to all of the services it provides. ESE competes primarily on the basis of quality of service, expertise and, to a lesser extent, price. ESE's competitors range from small local firms to major national companies. No single entity currently dominates the environmental consulting and engineering services marketplace.

In February 1990, the Company paid Hunter $2 million for a five-year non-compete agreement. Under the terms of this agreement, Hunter has agreed not to compete in the environmental consulting businesses conducted by the companies acquired by CILCORP. Hunter also agreed not to solicit employees or customers of the acquired businesses or represent itself as being engaged in the businesses conducted by these companies.

SUBCONTRACTORS

Because of the nature of the projects in which ESE is involved, ESE often subcontracts a portion of its projects to other contractors in order to utilize their expertise, equipment and experience in areas where ESE may lack the ability to complete the entire project. For example, because ESE does not perform underground storage tank removal or have the necessary equipment to perform drilling services in all parts of the country, such work may be subcontracted to local contractors. In addition, contracts which ESE has with federal, state and local governmental agencies may require, as a matter of law, that on a particular job ESE hire a certain percentage of minority-owned subcontractors.

GOVERNMENT CONTRACTS

Approximately 29% of ESE's revenue for 1993 was generated by services performed for federal, state and local governmental agencies. Many of ESE's contracts are cost-plus, based on a combination of labor cost, overhead cost, and allowable fee. Overhead rates are estimated at the time of contract negotiations. Following the completion of a contract, actual overhead is determined and the difference is reimbursed to the government or paid to ESE within the limits of the contract. Although ESE enjoys a good working relationship with the governmental agencies for which it performs these services, these contracts may be subject to renegotiation of profits or termination at the election of the government agency.

PATENTS AND TRADEMARK PROTECTION

ESE has applied for or been assigned certain patents or patent rights. ESE believes that its technical expertise, field experience, understanding of regulatory requirements and implementation of technological advances will continue to provide opportunities for ideas to develop which may lead to patents; however, research and development is not currently significant to ESE's operations.

POTENTIAL LIABILITIES AND INSURANCE

ESE is exposed to risk of financial loss during its normal course of business in a variety of ways typically associated with an environmental and engineering consulting business, including: work-related injury or illness of employees or third parties; damage to property in ESE's control during the course of a project; damage to ESE's property; repair or rectification costs resulting from failure to detect, analyze, or measure pollutants, asbestos or other toxic substances; repair or rectification costs due to faulty design, workmanship, or liability resulting from ESE's construction or design activities; failure to perform or delay in project completion; and claims by third parties for alleged pollution or contamination damage. Also, ESE assumes contingent liabilities arising out of its need to exercise care in the selection and supervision of subcontractors on various projects. Since ESE derives revenues from work involving hazardous materials, toxic wastes and pollutants, potential losses may surface many years after a project is completed.

These risks, along with enforcement of environmental regulations and increasing public awareness regarding environmental issues and responsibilities, make it mandatory that ESE maintain a sound risk management and insurance program.

ESE carries professional liability insurance which covers design errors and omissions resulting from its typical operations. This policy is extended to include pollution liability losses. Clients may also be named as additional insured parties for specific projects. The current policy, effective February 23, 1994, has a limit of $8 million, with the first $3 million of coverage provided by ESE's wholly-owned captive insurance subsidiary, National Professional Casualty Co. (Captive) with the next $5 million of coverage provided by a non-affiliated company. The Captive is capitalized by a combination of an ESE letter of credit and cash. The Captive does not transfer risk and is not reinsured; CILCORP does not provide credit support to the Captive. The policies cover activities in which ESE is typically involved. Accordingly, in the event of a serious spill or loss resulting from a design error or omission, ESE faces potential liability for the self-insured retention portion of a claim, as well as any amounts in excess of $8 million. ESE's professional and pollution liability insurance coverage has a standard term of one year. The professional liability insurance policies include standard industry exclusions for: dishonesty, discrimination, warranties and guarantees, punitive damages, intentional non-compliance with government regulations or statutes, nuclear energy, war, and bodily injury from the specification, installation, transportation, storage or disposal of asbestos.

ESE also carries insurance policies covering worker's compensation, general liability and auto and property damage claims. The worker's compensation policy provides statutory average limits. It is a loss sensitive program under which insurance premiums vary according to actual claims paid. General Liability and auto policies provide full insurance coverage with minor deductible amounts. Also, performance and payment bonds may be provided for specific projects if required by clients. To supplement its insurance policies, ESE attempts to limit and/or transfer its risk contractually.

ESE believes it operates in a safe manner and purchases insurance to protect against loss and maintain competitiveness in the marketplace; however, its entire potential liability may not be covered by insurance. Also, the total cost of a potential claim could exceed ESE's policy limits.

EMPLOYEES

At December 31, 1993, ESE employed 1,273 full-time and part-time employees, many of whom have advanced degrees in a variety of technical disciplines. ESE believes its relations with its employees are good. None of its employees is represented by a labor union.

                                OTHER BUSINESSES

CIM/CLM

The investment portfolio of CIM at December 31, 1993 and December 31, 1992 is shown in the following table:

   Type of Investment             At December 31, 1993    At December 31, 1992
                                                 (In thousands)
   Equity in leveraged leases            $114,803           $ 97,133
   Cash and temporary
      cash investments                        291             20,612
   Investment in Energy
      Investors Fund                        4,116              3,649
   Other                                   48,204              1,761
                                         --------           --------
      Total                              $167,414           $123,155
                                         ========           ========

At December 31, 1993, CIM had equity investments in seven leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. CIM made two new leveraged lease investments in 1993. The increase during 1993 in equity in leveraged leases reflects those investments. According to the terms of some of the lease agreements, under certain circumstances CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessee.

CIM, through its wholly-owned subsidiary CIM Energy Investments Inc., has invested $5 million in the Energy Investors Fund, L.P.(Fund), representing a 3.13% interest in the Fund at December 31, 1993. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for the investment.

HOLDING COMPANY

From December 1993 through March 1994, the Company issued a total of 126,475 shares of common stock through the CILCO Employees' Savings Plan (ESP) and the CILCORP Automatic Reinvestment and Stock Purchase Plan (DRIP). These shares were issued at an average price of $37.08 per share for total proceeds of $4.7 million (see Management's Discussion and Analysis of Financial Condition and Operations - Capital Resources and Liquidity.) In March 1994, the Company suspended issuing stock through the ESP and DRIP. The Company may resume issuing new shares to these plans as early as June 1994, depending on market conditions.

CVI

CVI invested an additional $48,000 in Peoria Medical Research Corporation doing business as Peoria Medical Research Institute, in 1993. PMRC's objective is to create a clinical research organization which will be paid by pharmaceutical firms to administer clinical trials for new products.

EMPLOYEES

At December 31, 1993, there were 38 full-time CILCO employees assigned to CILCORP, CVI and CIM.

Item 2. Properties

                                     CILCO

CILCO owns and operates two steam-electric generating plants and two combustion turbine-generators. These facilities had an available summer capability of 1,136 MW in 1993. In December 1993, CILCO announced it will acquire a cogeneration plant to be financed and built by CILCORP at the site of a Midwest Grain Inc. facility (see Capital Resources & Liquidity - CILCO under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

The major generating facilities of CILCO (representing 97.4% of CILCO's available summer generating capability projected for 1994), all of which are fueled with coal, are as follows:

                                                  Available Summer
                                                   Capability (MW)
            Station & Unit          Installed        Actual 1993
            Duck Creek
               Unit 1                 1976              366
            E. D. Edwards
               Unit 1                 1960              117
               Unit 2                 1968              262
               Unit 3                 1972              361


CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 14 principal substations with an installed capacity of 3,343,200 kilovolt-amperes.

The electric distribution system includes approximately 6,210 miles of overhead pole and tower lines and 1,912 miles of underground distribution cables. The distribution system also includes 106 substations with an installed capacity of 1,996,995 kilovolt-amperes.

The gas system includes approximately 3,406 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 billion cubic feet (bcf). An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 bcf.

                                      ESE

ESE owns approximately 55 acres of land in Gainesville, Florida, containing 110,000 square feet of offices, laboratory and other space. In Peoria, Illinois, ESE owns approximately 27,000 square feet of offices, laboratory and other space, secured by mortgages of $315,000 and leases approximately 21,000 square feet of additional space for offices. ESE and its subsidiaries lease additional facilities for offices, laboratories and warehouse space in 32 cities throughout the United States. ESE believes its facilities are suitable and adequate for its current businesses and does not expect to make any material acquisitions of real property in the near future. However, in 1994 ESE plans to spend $1.2 million to expand its Gainesville, Florida, laboratory by approximately 8,000 square feet.

Item 3.  Legal Proceedings

Reference is made to Environmental Matters under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities. Reference is also made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Gas Take-or-Pay Charges and CILCO Gas Operations and CILCORP Note 3 - Federal Income Tax Audit Settlement included herein. Pursuant to CILCO's By Laws, CILCO has advanced legal and other expenses actually and reasonably incurred by employees, and former employees, in connection with the investigation of CILCO's Springfield gas operations described in Item 7. Management's Discussion and Anaylsis of Financial Condition and Results of Operations - CILCO Gas Operations.

CILCO and ESE are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. In the opinion of management, all claims unless otherwise currently pending will not result in a material adverse effect on the financial position and results of operations of the Company as a result of one or more of the following reasons:
(i) insurance coverage;  (ii) contractual or statutory indemnification, or
(iii) reserves for potential losses.

                                      ESE

ESE leases a building in Shelton, Connecticut, under a lease agreement which expires February 15, 2000. In January 1991, ESE gave notice of its intent to exercise an option to purchase the building at fair market value pursuant to a provision of the lease. Due to a dispute with the lessor regarding the definition of fair market value, exercise of the option was delayed pending a declaratory judgment by a federal district court in Connecticut.

On February 25, 1994, the court issued its final order which declared the purchase option void. ESE filed its notice of appeal on March 2, 1994. Management cannot predict whether its appeal will be successful.

Future minimum rental payments are reflected in Note 10 to the financial statements. The building is not currently occupied by ESE or a sublessor, as ESE's Shelton operations ceased in 1991. If the purchase option is ultimately voided, ESE will record an after-tax loss of approximately $500,000, which is equal to the present value of the future rental payments, net of income taxes and estimated sublease revenues.

Item 4.  Submission of Matters to a Vote of Security Holders

                                    CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                     CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                          Executive Officers of CILCORP


                 Age at    Positions Held During             Initial
    Name         3/31/94     Past Five Years            Effective Date(2)


R. O. Viets         50    President and Chief
                            Executive Officer            February 1, 1988

J. G. Sahn(1)       47    Vice President, General        March 1, 1994
                          Counsel and Secretary
                          Vice President
                            and General Counsel          February 1, 1989

R. J. Sprowls       36    Treasurer and
                            Assistant Secretary          October 1, 1990
                          Treasurer - CILCO              February 1, 1988

T. D. Hutchinson    39    Controller                     February 1, 1988


Notes:

(1) M. J. Murray served as Secretary and Assistant Treasurer from January 22, 1985, until February 28, 1994, when he retired and was replaced as Secretary by J. G. Sahn.

(2) The term of each executive officer extends to the organization meeting of CILCORP's Board of Directors following the next annual election of Directors.


                            Executive Officers of CILCO

                Age as of  Positions Held During             Initial
    Name         3/31/94    Past Five Years(1)           Effective Date(2)

R. W. Slone         58    Chairman of the Board,
                            President and Chief
                            Executive Officer            April 23, 1991
                          President and Chief
                            Executive Officer            February 1, 1988

T. S. Kurtz         46    Vice President                 November 1, 1988(3)

T. S. Romanowski    44    Vice President                 October 1, 1986(3)

W. M. Shay          41    Vice President                 January 1, 1993(3)

J. F. Vergon        46    Vice President                 October 1, 1986(3)(4)

W. R. Dodds         39    Treasurer and Manager of
                            Treasury Department          October 1, 1990
                          Controller and Manager
                            of Accounting                February 1, 1988

R. L. Beetschen     48    Controller and Manager
                            of Accounting                October 1, 1990
                          Supervisor - General
                            Accounting                   May 1, 1988

J. G. Sahn          47    Secretary                      March 1, 1993


Notes:

(1) The officers listed have been employed by CILCO in executive or management positions for more than five years except Mr. Shay and Mr. Sahn. Mr. Shay was Vice President and Chief Financial Officer of CILCO's parent, CILCORP Inc., from August 15, 1988 through December 31, 1992. Mr. Sahn also serves as Vice President and General Counsel of CILCORP Inc., a position he has held since February 1, 1989.

(2) The term of each executive officer extends to the organization meeting of CILCO's Board of Directors following the next annual election of Directors.

(3) T. S. Kurtz, T. S. Romanowski, W. M. Shay and J. F. Vergon head the Electric Production Group, the Finance and Administrative Services Group, the Electric Operations Group, and the Gas Operations Group, respectively. T. S. Romanowski also serves as CILCO's Principal Financial Officer. J. F. Vergon also serves as Chairman of the Board, President and Chief Executive Officer of CILCORP Investment Management Inc.

(4) J. F. Vergon was Vice President of CILCO from October 1, 1986 through December 31, 1992. From January 1, 1993 through February 28, 1993,
     Mr. Vergon was Vice President and Chief Financial Officer of CILCO's parent, CILCORP Inc. Effective March 1, 1993, Mr. Vergon became a Vice President of CILCO.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters

                                    CILCORP

The Company's common stock is listed on the New York and Chicago Stock Exchanges (ticker symbol CER). At December 31, 1993, there were 15,830 holders of record of the Company's common stock. The following table sets forth, for the periods indicated, the dividends per share of common stock and the high and low prices of the common stock as reported in New York Stock Exchange Composite Transactions.


                                            Quarter
1992                     First         Second       Third        Fourth

Price Range
High                    $37 7/8       $38          $40 1/4      $40 5/8
Low                     $33 5/8       $35 1/4      $37          $38 1/4
                        -------       -------      -------      -------
Dividends Paid          $  .615       $  .615      $  .615      $  .615
                        =======       =======      =======      =======

1993

Price Range
High                    $43 3/8       $43 3/8      $43 3/4      $43
Low                     $39           $40 3/8      $41 5/8      $35 3/4
                        -------       -------      -------      -------
Dividends Paid          $  .615       $  .615      $  .615      $  .615
                        =======       =======      =======      =======

The number of common shareholders of record as of March 15, 1994, was 15,726.

                                     CILCO

CILCO's common stock is not traded on any market. As of March 15, 1994, 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid as described in Note 4 of CILCO's Notes to Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

                                       CILCORP INC.

Selected Financial Data

For the Years Ended December 31    1993         1992             1991            1990          1989
                                   (In thousands except per share amounts)
   Revenue                    $  584,511     $  581,225       $  590,165     $  542,847   $  463,062

   Net income available
     for common stockholders      33,583         32,097           39,656         34,504       48,399
   Earnings per share               2.60           2.48             3.14           2.69         3.58
   Total assets                1,198,440      1,184,916        1,147,978      1,155,254    1,136,140
   Long-term debt                325,711        307,628          324,998        298,217      301,114
   Dividends declared per
     common share                   2.46           2.46             2.46           2.46         2.46


                                              CILCO


   For the Years
   Ended December 31              1993           1992             1991           1990           1989
                                                      (In thousands)
   Operating revenues           $453,878       $433,739         $454,602       $432,961     $426,302
   Net income available
    for common stockholders       33,635         31,195           39,790         36,525       39,989
   Total assets                  988,325        965,691          942,634        928,304      947,465
   Long-term debt                278,321        257,361          268,006        268,051      268,095
   Ratio of Earnings
     to Fixed Charges               3.20           3.12             3.74           3.55         3.71

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           CILCORP AND SUBSIDIARIES

The financial condition and operating results of CILCORP (the Company) primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. The Company's other core business subsidiary is Environmental Science & Engineering, Inc. (ESE). The Other Businesses segment includes the operations of the holding company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), and its venture capital subsidiary, CILCORP Ventures Inc. (CVI).

CILCO is a regulated public utility engaged in the generation, transmission and distribution of electric energy and the purchase, transportation and distribution of natural gas in Central Illinois.

ESE is an environmental consulting and engineering firm with additional capabilities in laboratory analysis and equipment manufacturing. ESE provides a full-service approach to private, industrial and government clients, commencing with problem identification and analysis, continuing through regulatory negotiation and engineering, and concluding with preparation and implementation of remediation plans.

                                  OVERVIEW

Contributions to the Company's earnings per share for the last three calendar years are shown below:

                                          1993        1992      1991
CILCO                                    $2.60       $2.41     $3.15
ESE                                       (.17)        .15      (.11)
Other Businesses                           .17        (.08)      .10
                                         -----       -----     -----
         Earnings per share              $2.60       $2.48     $3.14
                                         =====       =====     =====


CILCO's earnings increased approximately 8% in 1993 due to higher electric retail sales. Cooling degree days were near normal in 1993 but were 23% below normal in 1992. The effect of higher gas sales resulting from increased heating degree days was more than offset by higher operations, maintenance, and depreciation expense resulting from increased repairs and replacements to the gas distribution system. As a result, gas operating income again declined. In January 1994, CILCO filed a request with the Illinois Commerce Commission (ICC) for an 8.9% increase in gas base rates (see Gas Rate Increase Request).

ESE's results decreased the Company's earnings by $2.3 million in 1993 compared to a positive earnings contribution of $1.9 million in 1992. ESE's revenues declined due to continued economic uncertainty, delays in government enforcement actions, and a more cautious approach by ESE's customers toward environmental compliance. During 1993, ESE continued to close and consolidate offices with low personnel utilization and took steps to control administrative costs.

Other Businesses' results improved by $2.6 million from 1992. In late 1993, the Company and the Internal Revenue Service (IRS) settled certain tax issues related to the Company's leveraged lease portfolio. The settlement resulted in a $.24 per share increase in the Company's 1993 earnings.

The following table summarizes each business segment's contribution to net income (see Results of Operations for further discussion).

                                                1993        1992          1991
Electric operating income                     $49,129      $45,079      $52,647
Gas operating income                           11,058       12,521       13,376
                                              -------      -------      -------
Total utility operating income                 60,187       57,600       66,023
Utility interest expense and other            (26,828)     (27,014)     (27,079)
Environmental and engineering services
  net income (loss)                            (2,266)       1,938       (1,424)
Other Businesses net income (loss)              2,490         (427)       2,964
                                              -------      -------      -------
    Net Income                                $33,583      $32,097      $40,484
                                              =======      =======      =======


Return on average common equity was 10% in 1993 compared to 9.5% in 1992 and 12.3% in 1991. The ratio of common equity to total capitalization, including minority interest and short-term debt, remained stable in 1993 at approximately 45%. The fixed charge coverage ratio also remained stable at 2.4.

Inflation may have a significant impact on the Company's future operations, its ability to contain costs, and the need to seek timely and adequate utility rate increases. Over the past five years, the rate of inflation as measured by the Consumer Price Index has ranged from 2.6% to 5.4% annually. To help protect CILCO from the effects of inflation, substantially all electric and gas sales rates include a fuel adjustment clause (FAC) or a purchased gas adjustment clause (PGA) to provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas.

                       CAPITAL RESOURCES AND LIQUIDITY

The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate during the coming year to fund the Company's capital expenditures program, pay interest and dividends, meet working capital needs and retire (or refinance) debt as it matures.

THE COMPANY

In December 1993, the Company issued 62,220 shares of common stock through the CILCO Employees' Savings Plan (ESP) and the CILCORP Automatic
Reinvestment and Stock Purchase Plan (DRIP). These shares were issued at an average price of $38 per share for total proceeds of $2.4 million.

Previously, the ESP and DRIP plans purchased shares of CILCORP common stock on the open market. Depending on market conditions, the Company may choose to issue new shares of common stock through the ESP and DRIP or have the plans resume purchasing CILCORP stock on the open market. However, the Company may not change its strategy more frequently than every 90 days. The Company plans to issue up to $30 million of common stock through these plans by 1996, depending on market conditions and corporate needs, but is under no commitment to do so. The proceeds from newly issued stock will be used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO, and for other corporate purposes.

During 1993, CILCORP's Board of Directors authorized an increase in the Holding Company's short-term borrowing limit from $35 million to $40 million. At December 31, 1993, the Holding Company had $35 million of committed bank lines and $5 million of discretionary bank lines, of which $18.8 million was used, compared to $20 million committed and $2 million outstanding at December 31, 1992.

The Company established a $75 million private medium-term note program in 1991. To date, $26 million has been issued. The Company may issue additional notes during 1994-1997 to retire short-term debt incurred to partially fund new investments by CIM, to retire maturing debt of CILCORP Lease Management Inc. (CLM), a wholly-owned subsidiary of CIM, and to provide funds for other corporate purposes.

In December 1993, the Holding Company announced that it will initially finance the $11 million construction cost of a cogeneration facility to be located at the site of one of CILCO's current industrial customers (see Electric Competition). Upon receiving ICC approval for the project, CILCO will acquire the steam boilers and other equipment from the Holding Company and invest an additional $5.8 million to install a 20 megawatt turbine generator and related equipment.

In December 1993, the IRS and the Company reached agreement on certain disputed issues relating to the IRS audit of the Company's 1985 and 1986 income tax returns (see Note 3).

OTHER BUSINESSES

At December 31, 1992, CIM and CLM had cash and temporary cash investments of $20.6 million. During 1993, CIM invested $13 million in leveraged leases of passenger railway equipment and an aircraft. The two assets had a total cost of $67 million. The balance of CIM's investment was financed with non-recourse debt. During 1993, CLM retired $6 million of debt and paid the tax liability relating to the gain on the 1992 sale of an office building.
At year-end, CIM and CLM had $300,000 of cash and temporary cash investments.

As part of the 1992 restructuring of the Springerville Unit No. 1 lease, CLM received approximately 1.2 million shares of Tucson Electric Power Company

(TEP) common stock, and warrants to purchase approximately 895,000 additional shares. During 1993, CLM sold one million shares at an average price per share of $3.57, realizing a pre-tax gain of $2 million. CLM plans to sell the remaining TEP stock during 1994, depending upon market conditions.

In December 1993, CIM acquired the 19% minority interest in CLM.

CILCO

In 1993, CILCO spent $73 million for capital additions and improvements. These expenditures consisted primarily of replacements and improvements to the existing electric and gas systems, including $17.5 million to replace certain portions of the Springfield gas distribution system (see Results of Operations, CILCO Gas Operations). This project was substantially completed in September 1993, at an ultimate cost of approximately $24 million. Utility capital projects were financed during 1993 with funds from operating activities. CILCO's cash flow from operations in 1993 was $92 million.

During 1993, CILCO issued $108 million of first mortgage pollution control bonds and medium term notes (see Note 7), $22 million of perpetual preferred stock and $25 million of flexible auction rate preferred stock (see Note 6). CILCO retired $96.4 million of first mortgage bonds and $45.5 million of perpetual preferred stock during 1993. The balance of the financing proceeds was used to retire short-term debt. Annual interest expense will decrease $730,000 as a result of the bond refinancings. Also, annual preferred dividend requirements are expected to decrease by $1.3 million as a result of refinancing fixed-rate preferred stock with lower fixed-rate preferred stock and with flexible auction rate preferred stock.

CILCO's short-term debt decreased to $12.4 million at December 31, 1993, from $24.5 million at December 31, 1992. CILCO expects to issue short-term commercial paper periodically during 1994, and is currently authorized by its Board of Directors to issue up to $66 million of short-term debt. At December 31, 1993, committed bank lines of credit totalled $30 million, all of which were unused. CILCO expects these bank lines will remain unused through 1994.

Estimated capital expenditures for 1994 and 1995 are $90 million and $73 million, respectively. The 1994 estimate includes $34 million for electric energy supply and transmission projects, $5 million for gas supply and transmission projects, and $43 million for electric and gas distribution system improvements. CILCO's expected purchase of the cogeneration plant being initially financed by the Holding Company is included in 1994 capital expenditures. CILCO plans to finance its 1994 and 1995 capital requirements with funds provided by operating activities and the issuance of approximately $30 million of additional long-term debt during 1994. Anticipated total capital expenditures for 1996-1998 are $213 million. These expenditures are expected to be financed primarily with internally-generated funds.

In October 1993, Standard & Poor's (S&P) released revised financial ratio benchmarks for rating electric utilities' debt which reflect increased business risk in the industry. As a result, S&P revised CILCO's rating outlook from "stable" to "negative." A "negative" outlook means a long-term debt rating may be lowered, but it is not necessarily a precursor of a rating change. CILCO's current S&P long-term debt rating is AA.

ESE

ESE spent $4.3 million for capital additions and improvements in 1993, and expects to spend $5.0 million in 1994. ESE's 1993 cash flow from operations was $11.5 million, which was used to fund capital expenditures and to reduce debt. A decrease in accounts receivable contributed $4.8 million to 1993 cash flow.

ESE had borrowed $23 million from the Holding Company and $8.1 million from third parties at December 31, 1992. In May 1993, ESE and the Holding Company entered into a credit agreement to consolidate ESE's outstanding debt at that time. The proceeds from this borrowing were used, in part, to retire loans from the Holding Company under the prior agreement. Under this new agreement, ESE can draw on a $15 million revolving line of credit which expires May 2, 1996. At December 31, 1993, ESE had $.9 million outstanding on this line. ESE also borrowed $20 million from the Holding Company on a term credit basis with the principal due on May 2, 1998. ESE reduced borrowings from the Holding Company by $2.1 million during 1993 and retired $7.6 million of its debt to third parties. ESE had an unused $1 million bank line of credit at December 31, 1993, to provide for working capital needs and had a separate $5 million bank line of credit, of which $2.6 million was used, to collateralize performance bonds issued to companies in connection with ESE projects. ESE expects to finance its capital expenditures and working capital needs for 1994 with a combination of funds generated internally and periodic short-term borrowing from the Holding Company.

                          GAS RATE INCREASE REQUEST

On January 14, 1994, CILCO filed a request with the ICC to increase gas base rates to reflect both the current costs of providing gas service and its additional investment in the gas system, including the replacement of certain portions of the Springfield gas distribution system (see Capital Resources and Liquidity-CILCO). The revised rates are designed to increase annual gas revenues approximately $15 million, or 8.9% based upon an adjusted test year ended December 31, 1995. The filing requests a 9.4% return on original cost rate base and a 12% return on common equity. Management cannot predict the outcome of the filing. A decision from the ICC is not expected until late 1994.

                            ENVIRONMENTAL MATTERS

CILCO's capital expenditures relating to pollution control facilities are estimated to be $9 million and $5 million for 1994 and 1995, respectively.

The acid rain provisions of the Clean Air Act Amendments of 1990 (Amendments) will require additional sulfur dioxide (SO2) and nitrogen oxide (NOx) emission reductions at CILCO's generating facilities. CILCO's facilities are exempt in Phase I of the Amendments due to previous emission reductions, but are subject to Phase II of the Amendments, which require additional emission reductions by the year 2000.

CILCO's final compliance strategy will depend upon regulations issued under the Amendments; therefore, CILCO cannot currently determine definitive compliance costs and schedules. CILCO's present strategy includes use of an existing SO2 scrubber and limited fuel switching to reduce SO2 emissions, and combustion control modifications to reduce NOx emissions. CILCO's generating units will not require additional SO2 scrubbers. CILCO cannot determine the extent to which greater market demand for low-sulfur compliance coal in Phase II may increase fuel costs. CILCO spent $3.5 million through 1993 to install replacement burners on one of its generating units to reduce NOx emissions. Total costs for boiler retrofits and emissions monitoring equipment are expected to be $15.8 million through 1995. CILCO will install additional NOx controls at its generating units as needed to meet the compliance provisions under Title IV of the Clean Air Act.

Other provisions of the Amendments call for new permitting programs, new monitoring and enforcement programs, and several power plant emissions studies which could eventually result in further emission regulation and additional emission controls for hazardous air pollutants. Also, the Clean Water Act and the Resource Conservation and Recovery Act, which deal with water and solid waste pollution control, may be reauthorized during 1994. CILCO will continue to monitor regulatory actions and develop compliance strategies to minimize any financial impact. Under current regulatory policies, CILCO expects to recover compliance costs associated with the Amendments and other environmental regulations through rates charged to customers.

In March 1993, the U.S. Environmental Protection Agency (EPA) issued a final rule which specified the number of acid rain emission allowances allocated to power plants in Phase II of the Amendments and established various allowance reserves. Allowances are transferable from one utility to another at market prices. The number of allowances allocated to CILCO approximates its future needs, so CILCO expects it will buy or sell minimal amounts of allowances.

Some studies suggest that magnetic fields produced by electric current, known as "electric and magnetic fields" or EMF, may be associated with illness or disease. However, research conducted to date has found no conclusive evidence that EMF has an adverse impact on health. CILCO is participating in utility industry funded studies on this subject. There also are claims that EMF may contribute to losses in the market value of property near electric power lines. CILCO will continue to monitor these issues; their ultimate impact cannot be predicted at this time.

CILCO continues to investigate former gas manufacturing plant sites to determine if it is responsible for the remediation of any remaining waste materials (coal tar) at those sites. The sites of five former gas manufacturing plants are located within CILCO's present gas service territory. CILCO previously operated three of the five plants, and of the three sites, it currently owns two. In cooperation with the Illinois Environmental Protection Agency (IEPA), CILCO has completed remedial action, at a cost of $3.3 million, at one of the two owned sites at which it operated a plant. CILCO developed an investigation plan in 1992 to define the extent of remediation for the other owned site at which it formerly operated a plant. That investigation plan has been reviewed and approved by the IEPA, and CILCO implemented the investigation plan in 1993. A remediation plan for this site is currently being developed. CILCO has not yet formulated a remediation plan for the previously owned site where it formerly operated a gas manufacturing plant. CILCO does not currently own the two sites at which it did not operate a plant.

Through 1993, CILCO paid approximately $500,000 to outside parties to investigate and/or test former gas manufacturing plant sites. CILCO expects to spend approximately $200,000 for site monitoring and feasibility studies in 1994. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation of the two remaining sites where it operated plants. CILCO has recorded a $4.4 million liability and a corresponding regulatory asset on its balance sheet for coal tar investigation and remediation costs. The $4.4 million represents the minimum amount of the estimated range of such future costs which CILCO expects to incur. CILCO has not yet determined the extent, if any, of its remediation responsibility for the non-owned sites at which it never operated a gas manufacturing plant.

In August 1991, the ICC approved a rate rider which authorized CILCO to recover prudently incurred coal tar investigation and remediation costs from gas customers during the respective years the costs were incurred. The rider provided that the incurred costs would be subject to a yearly prudence review and a reconciliation of actual costs with amounts recovered through the rider. Future recoveries were to be adjusted to reflect prior under-recoveries or over-recoveries of costs.

In 1992, the ICC issued a generic order which authorized Illinois utilities to recover prudently incurred expenditures paid to outside parties to investigate and remediate coal tar sites. Under the generic order, expenses would be recovered over a five-year period, with no carrying costs allowed on the unrecovered balance. CILCO was directed by the ICC to make its rider consistent with the generic order. The 1991 decision relating to CILCO and the 1992 generic order were appealed to the Illinois Appellate Court by various parties, including CILCO.

In December 1993, the Illinois Appellate Court affirmed the ICC's generic order and directed the ICC to make the 1991 CILCO order consistent with the generic order. Based upon CILCO's interpretation of existing law, it believes that coal tar expenses prudently incurred and collected prior to the Appellate Court's decision are not subject to refund. However, if no appeal is granted from the Appellate Court's decision or if that decision is affirmed by the Illinois Supreme Court, expenses incurred after the Appellate Court's decision will be subject to the generic order. CILCO has been advised that at least one party plans to appeal the generic order to the Illinois Supreme Court.

Coal tar remediation costs incurred through 1993 have been deferred on the Balance Sheets, net of amounts recovered from customers. CILCO began recovering remediation costs under its coal tar rider on October 1, 1991, and through 1993 has recovered approximately $4 million. CILCO cannot predict the outcome of any appeal to the Illinois Supreme Court, or whether amounts previously recovered will be subject to refund, but believes most or all of its future coal tar remediation costs will continue to be recoverable from customers. Although the total cost to CILCO of any action with respect to the unremediated sites and the possibility of recovering that cost from insurance carriers or any potentially responsible parties cannot now be determined, management believes that such cost will not have a material adverse effect on CILCO's financial position or results of operations.

                             ELECTRIC COMPETITION

The electric utility industry is expected to become more competitive as a result of the passage in 1992 of the National Energy Policy Act. This Act encourages competition by allowing both utilities and non-utilities to form non-regulated generation subsidiaries to supply additional electric demand without being restricted by the Public Utility Holding Company Act of 1935. Also, the Federal Energy Regulatory Commission (FERC) may order access to utility transmission systems by third-party energy producers on a case-by-case basis and may order electric utilities to enlarge their transmission systems to transport (wheel) power, subject to certain conditions. The Act specifically bans federally-mandated wheeling of power for retail customers, but several state public utility regulatory commissions, including Illinois, are currently studying retail wheeling.

To prepare for an increasingly competitive environment, CILCO implemented a new electric tariff in 1993 which permits it to negotiate contractual rates with individual customers who find it economically feasible and practical to use cogeneration, independent power production, or other power arrangements in place of CILCO-supplied energy. CILCO currently has one customer on this contractual rate.

In December 1993, CILCO and one of its current large industrial customers, Midwest Grain Products, Inc. (Midwest Grain), announced an agreement to build a cogeneration plant. The plant, which will be located at a Midwest Grain facility in CILCO's service territory, will utilize natural gas to provide steam heat to the facility and electricity for sale to Midwest Grain and other CILCO customers (see Capital Resources and Liquidity-The Company).

With growing competition in the electric utility industry, CILCO's largest customers may have increased opportunities to select their electric supplier. CILCO formed a Corporate Sales Department in 1993 to work with its larger customers to address their unique electric power requirements and business needs so that CILCO may remain their supplier of choice. To date, CILCO has entered into long-term contracts with four of its industrial customers to provide them with their electric power requirements.

               FEDERAL ENERGY REGULATORY COMMISSION ORDER 636

In 1992, the FERC issued Orders 636, 636A, and 636B (collectively Order 636). The orders have been appealed to the United States Court of Appeals by various parties. As a result of Order 636 and subsequent regulatory filings by interstate pipelines, the pipelines will continue to transport gas to local gas distribution companies such as CILCO, but this service will be administered independently of the pipelines' sales of gas. Interstate pipelines serving CILCO have generally ceased sales of gas and have become transporters only. CILCO currently arranges for the purchase of gas from a variety of suppliers and has contracted for additional gas storage capacity to meet customer demands for gas. CILCO believes it is well-positioned to ensure the continued acquisition of adequate and reliable gas supplies despite the regulatory changes.

Order 636 also permits pipelines to file new tariffs to provide for the recovery from their customers, including CILCO, of prudently incurred costs resulting from the transition to services under Order 636 ("transition costs"). Thus far, CILCO's pipeline suppliers have filed with the FERC to directly bill CILCO, subject to refund, for approximately $1.4 million of transition costs, including interest, as of December 31, 1993. CILCO has been billed approximately $394,000 through December 31, 1993. These charges are being recovered from CILCO's customers through its PGA. The PGA allows CILCO to immediately reflect increases or decreases in the cost of natural gas in its charges to customers. Approximately $332,000 has been recovered from customers through December 31, 1993. CILCO has recorded a liability of approximately $1 million and a corresponding regulatory asset on its balance sheet, representing the minimum amount of the estimated range of such future transition costs which CILCO expects to incur. On September 15, 1993, the ICC ordered an investigation into the appropriate recovery of transition costs by Illinois gas utilities. CILCO estimates that it could ultimately be billed up to $3 million, excluding interest, for pipeline transition costs. While CILCO cannot at this time determine its actual allocation of suppliers' transition costs or the outcome of the ICC proceeding, management believes that based on existing law and regulatory practice, any transition charges or other billings by the pipelines to CILCO as a result of Order 636 should be recoverable from customers through CILCO's gas rates. Therefore, management does not expect the orders will materially impact CILCO's financial position or results of operations.

                           GAS TAKE-OR-PAY CHARGES

Under FERC Order 500, and subsequent Orders 528 and 528A, interstate gas pipelines may bill gas distribution utilities for take-or-pay charges, including interest. In response to the latter two orders, pipelines serving CILCO filed new tariff allocations, entered into system-wide negotiations and reached settlements with their customers. Based on these and subsequent FERC-approved settlements, CILCO estimates it will ultimately be directly billed a total of approximately $19.6 million of take-or-pay costs, excluding interest. This number includes $3.2 million of take-or-pay charges for the Liquefied Natural Gas Settlement (discussed below). Through December 1993, pipelines have billed CILCO $19.4 million for take-or-pay charges, including $3.6 million of interest.

In 1988, the ICC issued an order allowing Illinois gas utilities to recover from customers take-or-pay charges, including interest, billed to utilities by interstate pipelines. Upon appeal, the Illinois Supreme Court affirmed that ruling, and a subsequent petition for issuance of a writ of certiorari to the U.S. Supreme Court was denied. CILCO is currently recovering take-or-pay charges via a factor incorporated into the PGA, and has thus far recovered $18.6 million from its customers.

                      LIQUEFIED NATURAL GAS SETTLEMENT

A joint settlement proposal before the FERC among Trunkline LNG Company (Trunkline), Panhandle Eastern Pipeline Company (Panhandle), and others, including CILCO, became effective in September 1992. The settlement allows Panhandle to recover certain costs related to Trunkline's liquefied natural gas project and various other matters. As a result of this settlement, disputed issues were resolved, and CILCO was billed approximately $4.4 million. CILCO began recovering the cost through the PGA beginning in 1993. Approximately $3.2 million of this billing relates to gas take-or-pay, and is included in the discussion of gas take-or-pay charges above. Of the remaining $1.2 million, approximately $330,000 has been billed as of December 31, 1993. Through 1993, CILCO has recovered approximately $270,000 from its customers. CILCO has recorded a regulatory asset and corresponding liability of $1 million on the Balance Sheets. This $1 million represents the minimum amount of the estimated range of such future costs which CILCO expects to incur.

                          ACCOUNTING PRONOUNCEMENTS

In 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 109, "Accounting for Income Taxes" (SFAS 109), and Statement No. 112, "Employer's Accounting for Postemployment Benefits" (SFAS 112). CILCO adopted SFAS 109 effective January 1, 1993 (see Note 2). CILCO will adopt SFAS 112 on January 1, 1994 (see Note 1).

                           RESULTS OF OPERATIONS

ELECTRIC OPERATIONS

The following table summarizes electric operating revenue and expenses by component.


Components of Electric Operating Income       1993         1992         1991
                                                      (In thousands)
Revenue:
Electric retail                             $298,602     $280,380     $297,743
Sales for resale                               4,522        8,433        8,446
                                            --------     --------     --------
      Total revenue                          303,124      288,813      306,189
                                            --------     --------     --------
Cost of Sales:
Cost of fuel                                  92,112       94,133      100,775
Purchased power expense                        8,754        4,295        6,368
Revenue taxes                                 12,378       11,276       10,725
                                            --------     --------     --------
      Total cost of sales                    113,244      109,704      117,868
                                            --------     --------     --------
         Gross margin                        189,880      179,109      188,321
                                            --------     --------     --------
Operating Expenses:
Operation expenses                            50,689       47,889       46,574
Maintenance expenses                          25,598       24,323       25,278
Depreciation and amortization                 38,337       37,465       36,266
Income taxes                                  17,542       15,747       19,175
Other taxes                                    8,585        8,606        8,381
                                            --------     --------     --------
      Total operating expenses               140,751      134,030      135,674
                                            --------     --------     --------
      Electric operating income             $ 49,129     $ 45,079     $ 52,647
                                            ========     ========     ========

Electric gross margin increased 6% in 1993, primarily due to a 7% increase in retail kilowatt hour sales. The increase in retail sales was partially offset by a decrease in sales for resale revenue. The ratio of gross margin to revenue has remained constant at 62%. Residential sales volumes increased 10%, while commercial sales volumes increased 5%. These increases were primarily due to warmer summer weather. Cooling degree days were 30% higher in 1993 than in 1992. Industrial sales volumes increased 6% compared to 1992 due to greater demand by several of CILCO's large industrial customers. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected in the long-term by increased competition in the electric utility industry (see Electric Competition).

The 1993 increase in purchased power expense was partially offset by a decrease in cost of fuel. Sales for resale and purchased power vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales, its need for energy, and the price of power available for sale or purchase. CILCO expects increased competition to continue in the bulk power market due to certain provisions of the Energy Policy Act of 1992 (see Electric Competition).

Electric gross margin in 1992 decreased 5% from 1991, primarily due to decreased sales. Residential sales volumes decreased 10% while commercial sales volumes remained relatively constant. Industrial sales volumes decreased 4% in 1992 compared to 1991, primarily due to reduced demand at several of CILCO's large industrial customers during 1992. Cooling degree days for 1992 were 40% lower than in 1991, which contributed to the revenue decreases.

Electric operation and maintenance expenses increased 6% in 1993 and increased slightly in 1992. The 1993 increase was primarily due to greater power plant maintenance costs and the cancellation of a combustion turbine which CILCO had planned to construct to meet electric peak demand in the late 1990's.
Instead, CILCO's increased energy needs will be met through firm power purchases and by the Midwest Grain cogeneration facility (see Electric Competition). Operation and maintenance expenses were also affected by general inflationary trends. A decrease in medical expenses partially offset this trend.

On December 31, 1993, CILCO changed the discount rate assumption used to calculate pension and postretirement medical benefit obligations from 8% to 7% (see Note 1). This change will increase benefit costs for electric operations employees by approximately $640,000 in 1994 and $550,000 in 1995.

The increases in depreciation and amortization expense in 1993 and 1992 reflect additions and replacements of utility plant at costs in excess of the original cost of the property retired.

The changes in income taxes in 1993 and 1992 were primarily the result of changes in pre-tax income. Higher federal corporate income tax rates also contributed to the 1993 increase (see Note 2).

GAS OPERATIONS

The following table summarizes gas operating revenue and expenses by component.

   Components of Gas Operating Income       1993         1992         1991
                                                    (In thousands)
   Revenue:
   Sale of gas                            $140,620     $134,385     $137,364
   Transportation services                  10,134       10,541       11,049
                                          --------     --------     --------
         Total revenue                     150,754      144,926      148,413
                                          --------     --------     --------
   Cost of Sales:
   Cost of gas                              79,022       77,123       81,138
   Revenue taxes                             7,039        6,547        6,902
                                          --------     --------     --------
         Total cost of sales                86,061       83,670       88,040
                                          --------     --------     --------
            Gross margin                    64,693       61,256       60,373
                                          --------     --------     --------
   Operating Expenses:
   Operation expenses                       26,436       23,803       23,858
   Maintenance expenses                      5,050        4,238        2,931
   Depreciation and amortization            14,686       13,930       13,279
   Income taxes                              4,684        4,082        4,468
   Other taxes                               2,779        2,682        2,461
                                          --------     --------     --------
         Total operating expenses           53,635       48,735       46,997
                                          --------     --------     --------
         Gas operating income             $ 11,058     $ 12,521     $ 13,376
                                          ========     ========     ========


Gas gross margin increased 6% in 1993, primarily due to an 8% increase in retail sales volumes. Residential and commercial sales volumes increased 10% and 9%, respectively, primarily due to colder weather during the heating season. Heating degree days were 11% higher in 1993 than in 1992.

Gas gross margin for 1992 increased 1% from 1991 while total retail sales volumes decreased 2%. Residential and commercial sales volumes each decreased 3% primarily due to a milder heating season. Heating degree days in 1992 were 2% lower than the previous year. While total gas revenues decreased 2% in 1992 from 1991 levels, cost of sales decreased 5%, primarily due to a 5% decrease in the cost of gas. This decrease was a result of lower sales and lower take-or-pay charges, partially offset by higher natural gas prices.

Revenue from gas transportation services decreased 4% in 1993 and 5% in 1992, while the volume of gas transported decreased 11% in 1993 and increased 12% in 1992. Revenues declined primarily due to decreased purchases of gas by industrial transportation customers from suppliers other than CILCO. The changes in 1993 and 1992 revenue were not proportional to the changes in volume because certain large volume transportation customers can negotiate lower unit charges for service. There were 668 transportation customers in 1993 compared to 635 customers in 1992 and 617 in 1991. Transportation arrangements have made it practical for certain industrial customers to continue to use gas instead of switching to alternate fuels.

Weather conditions, the ability of large customers to purchase gas on the open market at competitive rates, the continuing trend toward more efficient gas appliances, and overall economic conditions in CILCO's service area will affect future gas sales.

On January 14, 1994, CILCO filed a request with the ICC to increase its gas base rates (see Gas Rate Increase Request).

After a significant number of leaks were detected in the Springfield gas distribution system in mid-1992, CILCO began a detailed examination of its Springfield gas distribution system and related operating practices and procedures. The objective of this examination was to detect and repair gas main leaks and to identify and correct any operating deficiencies. This project was substantially completed on September 30, 1993 (see Capital Resources and Liquidity-CILCO).

In September 1992, the ICC staff began an informal review of CILCO's Springfield gas operations and recordkeeping practices. Subsequently, at the request of the ICC, the U.S. Department of Transportation and the U.S. Department of Justice began conducting investigations, which management believes to be focused principally on CILCO's Springfield gas operations. These reviews could potentially lead to criminal charges, regulatory actions (see Gas Rate Increase Request), as well as certain sanctions and civil penalties. Management cannot currently determine the outcome of these reviews or their regulatory effect, but does not believe they will have a material adverse impact on CILCO's financial position or results of operations.

Gas operation and maintenance expenses increased 12% in 1993 and 5% in 1992. These increases were primarily due to increased repairs to the Springfield gas distribution system, partially offset by lower injury and damage claims expenses. Operation and maintenance expenses are also affected by general inflationary trends.

The December 31, 1993, change in the discount rate assumption used to calculate pension and postretirement medical benefit obligations (see Note
1) will increase benefit costs for gas operations employees by approximately $330,000 in 1994 and $280,000 in 1995.

The increases in depreciation and amortization expenses in 1993 and 1992 reflect additions and replacements of utility plant at costs in excess of the original cost of the property retired.

The changes in income taxes in 1993 and 1992 were primarily the result of changes in taxable income. Higher federal corporate income tax rates (see
Note 2) also contributed to the 1993 increase.

OTHER INCOME AND DEDUCTIONS

Utility other income and deductions changed slightly from 1992 to 1993. Interest expense decreased due to lower interest rates on bonds refinanced in 1993 (see Capital Resources and Liquidity-CILCO).

Interest expense increased during 1992 due to interest on overcollection of take-or-pay charges and settlement of utility-related tax issues arising from an IRS audit, partially offset by lower interest expense on bonds refinanced during 1992.

ESE

The following table summarizes environmental and engineering services revenue and expenses.

Components of ESE Net Income                        1993       1992        1991
                                                          (In thousands)
Environmental and engineering services revenue   $123,162    $137,858     $127,627
Direct non-labor costs                             43,627      52,531       46,330
                                                 --------    --------     --------
       Net revenue                                 79,535      85,327       81,297
                                                 --------    --------     --------
Expenses:
Direct salaries and other costs                    40,180      41,667       40,246
General & administrative                           34,418      32,737       34,930
Depreciation and amortization                       6,064       5,472        5,031
                                                 --------    --------     --------
    Operating expenses                             80,662      79,876       80,207
                                                 --------    --------     --------
Interest                                            1,719       2,167        2,955
                                                 --------    --------     --------
Income before income taxes                         (2,846)      3,284       (1,865)
Income taxes                                         (580)      1,346         (441)
                                                 --------    --------     --------
ESE net income (loss)                            $ (2,266)   $  1,938     $ (1,424)
                                                 ========    ========     ========


Revenues decreased by 11% in 1993 following revenue increases of 8% in 1992 and 35% in 1991. ESE experienced difficulty in obtaining new contracts to replace completed projects due to continued economic uncertainty, delays in government enforcement actions, and a more cautious approach by ESE's customers toward environmental compliance. In late 1992, ESE was awarded a contract by the U.S. Environmental Protection Agency (USEPA) to determine the effectiveness of new air quality regulations. This five-year contract has a total value of $81 million, assuming annual contract renewals and authorization of task by the USEPA. ESE currently estimates total revenues for this project to be $50 million. Due to delays in task approvals, this project provided only $5 million of revenue in 1993. ESE closed two offices and one laboratory during 1993 in response to market factors. The closed facilities contributed $11 million in revenue in 1992 and less than $.5 million in 1993.

Direct non-labor costs as a percentage of gross revenue fluctuate primarily due to subcontractor usage. Direct non-labor costs decreased by 17% due to decreased business activity and the completion of a large turnkey project in 1992. This turnkey project constituted 24% of the direct non-labor costs for 1992 and less than 1% of the direct non-labor costs for 1993.

Direct and indirect salary expense decreased by 4% in 1993 primarily as a result of a reduction in work force associated with the overall decline in business volume. Because the consulting business is labor intensive, ESE can adjust staffing levels to appropriately recognize changing business conditions. The increase of 4% in 1992 resulted from wage increases.

General and administrative expenses increased by 5% in 1993 due to general inflation and higher employee medical benefit costs. Additionally, a more competitive marketplace has led to increased overhead costs as utilization of staff on projects declined, and bid and proposal costs increased. The 6% decrease in general and administrative costs in 1992 resulted from the closing of certain offices and reduced insurance costs resulting from the establishment of a wholly-owned subsidiary to provide professional liability insurance.

Depreciation expense increased each year as a result of additions to fixed assets. Amortization expense relates to a non-compete agreement, which is being amortized over its five-year duration, and to the Cost in Excess of Net Assets of the Acquired Company, which is being amortized over forty years.

Interest expense decreased because of lower interest rates and lower average debt balances during 1993 and 1992. The reduction in income taxes results primarily from the decrease in ESE's pre-tax income.

ESE's future business activity will continue to be affected by the level of demand for consulting services and by the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal and clean-up of hazardous wastes. The market for ESE's services is competitive; however, no single entity currently dominates the environmental and engineering consulting services marketplace.

OTHER BUSINESSES

The following table summarizes Other Businesses' revenue and expenses.  Other

Businesses' results include income earned and expenses incurred at the Holding Company, CIM, CVI, and non-operating interest income of CILCO.

Components of Other Businesses
Net Income                                         1993          1992       1991
                                                             (In thousands)
Revenue:
Leveraged lease revenue                          $ 4,280       $ 5,903     $ 5,713
Other revenue                                      3,191         3,725       2,223
                                                 -------       -------     -------
  Total revenue                                    7,471         9,628       7,936
                                                 -------       -------     -------
Pre-tax gain on sale of subsidiary                     -             -      11,575
                                                 -------       -------     -------
Expenses:
Operating expenses                                 2,637         3,814       4,702
Depreciation and amortization                        177           148          86
Interest expense                                   3,190         3,253       2,734
Income and other taxes                            (1,283)        2,392       8,417
Minority interest                                    260           448         608
                                                 -------       -------     -------
  Total expenses                                   4,981        10,055      16,547
                                                 -------       -------     -------
Other Businesses net income (loss)               $ 2,490       $  (427)    $ 2,964
                                                 =======       =======     =======


The increase in Other Businesses' net income resulted primarily from the December 1993 settlement of the Company's dispute with the IRS concerning certain leveraged lease tax issues, including the proper depreciable life of the Springerville Unit No. 1 generating station (see Note 3). As a result of the settlement, income tax expense was reduced by $3.1 million in 1993 to reverse tax expense which had been recorded in prior years to reflect the potential unfavorable outcome of the dispute.

During 1993, the Company adjusted leveraged lease revenues and related income taxes to reflect higher corporate income tax rates enacted during the year. Statement of Financial Accounting Standards No. 13, "Accounting for Leases," requires that the amount and timing of leveraged lease income be adjusted when tax rates change. The Company will recognize less income over the life of its existing lease portfolio due to the tax rate change; therefore, the Company recorded a one-time charge of $1.1 million against 1993 lease portfolio net income.

Leveraged lease revenue in 1992 included a $1.5 million one-time adjustment related to the December 1992 restructuring of the Springerville Unit No. 1 lease. This adjustment offset revenue declines from other leases during 1992. Generally accepted accounting principles pertaining to leveraged leases cause revenues to decline as the lease portfolio matures. A slight decline in 1993 revenues from the Company's maturing leveraged leases was partially offset by revenues from two new leveraged lease investments made in late 1993 (see Capital Resources and Liquidity-Other Businesses). During

1994, the Company expects leveraged lease revenues to increase by $2.6 million as a result of the two new leases.

Other revenues in 1993 reflect a $2 million gain from the sale of one million shares of TEP stock. Other revenues in 1992 included the fair market value of approximately 1.2 million shares of TEP stock the Company received in December 1992 as part of the Springerville Unit No. 1 lease restructuring. Other revenues also included a 1992 gain from the sale of an office building from the Company's lease portfolio. Interest income on temporary cash investments, which is included in other revenues, declined due to lower interest rates and investment balances.

Operating expenses declined due to fewer employees assigned to the Holding Company, greater utilization of Holding Company staff by operating subsidiaries, and lower legal and professional services expenses.

In late 1993, CIM purchased the 19% minority interest in CLM (see Capital Resources and Liquidity-Other Businesses). Since the purchase occurred prior to the Company's settlement of the leveraged lease tax issues with the IRS, there was no minority interest in the resulting reduction in income tax expense.

In 1991, CIM sold CLM Inc.-IX, a subsidiary which owned three leveraged lease investments. Income and other taxes for 1991 included income taxes from the sale of this subsidiary, which were partially offset by a capital loss carryforward from 1987. Income tax expense in 1991 and 1992 also included a reserve for potential income taxes and interest in the event the Company's position regarding the depreciable life of Springerville Unit No. 1 was not upheld.

ITEM 8.:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

                                                                        Page

                                  CILCORP Inc.

Management's Report to the Stockholders of CILCORP Inc.                  50
Report of Independent Public Accountants                                 51
Consolidated Statements of Income                                       52-53
Consolidated Balance Sheets                                             54-55
Consolidated Statements of Cash Flows                                   56-57
Consolidated Statements of Common Stockholders' Equity                    58
Statements of Segments of Business                                      59-61
Notes to Consolidated Financial Statements                              62-77

                                 CILCO

Management's Report                                                       78
Report of Independent Public Accountants                                  79
Consolidated Statements of Income                                         80
Consolidated Balance Sheets                                             81-82
Consolidated Statements of Cash Flows                                   83-84
Consolidated Statements of Retained Earnings                              85
Statements of Segments of Business                                      86-87
Notes to Consolidated Financial Statements                             88-100

Management's Report
To the Stockholders of CILCORP Inc.:

Management has prepared the accompanying financial statements and notes for CILCORP Inc. and its consolidated subsidiaries in accordance with generally accepted accounting principles. Estimates and judgments used in developing these statements are the responsibility of management. Financial data presented throughout this report is consistent with these statements.

CILCORP Inc. maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures, a program of internal audit, and the careful selection and training of qualified personnel.

The financial statements have been audited by CILCORP's independent public accountants, Arthur Andersen & Co., whose appointment was ratified by stockholders. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures. The report of the auditors is contained in this annual report.

The Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with the independent public accountants, internal auditors and management to review accounting, auditing, internal accounting control, and financial reporting matters. The auditors have direct access to the Audit Committee.



R. O. Viets
R. O. Viets
President and Chief Executive Officer



T. D. Hutchinson
T. D. Hutchinson
Controller

Report of Independent Public Accountants
To the Stockholders of CILCORP Inc.:

We have audited the accompanying consolidated balance sheets of CILCORP Inc. (an Illinois corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows, stockholders' equity and segments of business for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CILCORP Inc. and its subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 2, effective January 1, 1993, the Company changed its method of accounting for income taxes. As explained in Note 1, effective January 1, 1991, the Company changed its method of accounting for postemployment health care benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








Arthur Andersen & Co.
Chicago, Illinois
February 4, 1994

Consolidated Statements of Income
CILCORP Inc. and Subsidiaries

For the Years Ended December 31                                   1993               1992           1991
                                                                   (In thousands except per share amounts)
Revenue:
Electric                                                         $303,124         $288,813         $306,189
Gas                                                               150,754          144,926          148,413
Environmental and Engineering Services                            123,162          137,858          127,627
Other Businesses                                                    7,471            9,628            7,936
                                                                 --------         --------         --------
      Total                                                       584,511          581,225          590,165
                                                                 --------         --------         --------

Operating Expenses:
Fuel for Generation and Purchased Power                           100,866           98,428          107,143
Gas Purchased for Resale                                           79,022           77,123           81,138
Other Operations and Maintenance                                  225,135          227,111          221,381
Depreciation and Amortization                                      59,975           57,727           55,374
State and Local Revenue Taxes                                      19,466           17,874           17,664
Other Taxes                                                        16,412           16,156           15,453
                                                                 --------         --------         --------
      Total                                                       500,876          494,419          498,153
                                                                 --------         --------         --------
Fixed Charges and Other:
Interest Expense                                                   27,363           29,205           28,661
Preferred Stock Dividends of Subsidiary                             4,043            4,441            4,441
Allowance for Funds Used During Construction                         (199)            (337)            (450)
Gain on Sale of Subsidiary                                              -                -          (11,575)
Other                                                                 516              142              167
                                                                 --------         --------         --------
      Total                                                        31,723           33,451           21,244
                                                                 --------         --------         --------
Income Before Income Taxes                                         51,912           53,355           70,768
Income Taxes                                                       18,069           20,810           29,676
                                                                 --------         --------         --------
Net Income Including Minority Interest                             33,843           32,545           41,092
Minority Interest                                                     260              448              608
                                                                 --------         --------         --------

Net Income                                                         33,583           32,097           40,484
Convertible Preferred Stock Dividends                                   -                -              828
                                                                 --------         --------         --------
      Net Income Available for Common Stockholders               $ 33,583         $ 32,097         $ 39,656
                                                                 ========         ========         ========

Average Common Shares Outstanding                                  12,914           12,924           12,640
      Net Income Per Common Share                                $   2.60         $   2.48         $   3.14
                                                                 ========         ========         ========
      Dividends Per Common Share                                 $   2.46         $   2.46         $   2.46
                                                                 ========         ========         ========

The accompanying Notes to Financial Statements are an integral part of these statements.

Consolidated Balance Sheets
CILCORP Inc. and Subsidiaries

   Assets (As of December 31)                                   1993        1992
                                                                  (In thousands)
   Current Assets:
   Cash and Temporary Cash Investments                      $    1,440   $   24,401
   Receivables, Less Reserves of $2,255 and $1,943              58,350       66,937
   Accrued Unbilled Revenue                                     38,179       39,068
   Fuel, at Average Cost                                         8,323        9,158
   Materials and Supplies, at Average Cost                      16,674       17,957
   Gas in Underground Storage, at Average Cost                  24,548       16,821
   Prepayments and Other                                         9,441        5,431
                                                            ----------   ----------
         Total Current Assets                                  156,955      179,773
                                                            ----------   ----------
   Investments and Other Property:
   Investment in Leveraged Leases                              114,803       97,133
   Investment in Marketable Securities and Other                 7,453       16,266
                                                            ----------   ----------
            Total Investments and Other Property               122,256      113,399
                                                            ----------   ----------
   Property, Plant and Equipment:
   Utility Plant, at Original Cost
      Electric                                               1,068,818    1,042,844
      Gas                                                      348,541      327,642
                                                            ----------   ----------
                                                             1,417,359    1,370,486
   Less - Accumulated Provision for Depreciation               618,912      592,603
                                                            ----------   ----------
                                                               798,447      777,883
   Construction Work in Progress                                31,896       25,477
   Plant Acquisition Adjustments, being Amortized
     to 1999                                                     4,068        4,780
   Other, Net of Depreciation                                   24,173       23,556
                                                            ----------   ----------
         Total Property, Plant and Equipment                   858,584      831,696
                                                            ----------   ----------
   Other Assets:
   Prepaid Pension Expense                                      13,953       13,720
   Cost in Excess of Net Assets of Acquired Businesses,
      Net of Accumulated Amortization of $3,479
        and $2,179                                              25,251       26,551
   Other                                                        21,441       19,777
                                                            ----------   ----------
         Total Other Assets                                     60,645       60,048
                                                            ----------   ----------
         Total Assets                                       $1,198,440   $1,184,916
                                                            ==========   ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

Consolidated Balance Sheets
CILCORP Inc. and Subsidiaries

   Liabilities and Stockholders' Equity (As of December 31)     1993          1992
   Current Liabilities:
   Current Portion of Long-Term Debt                        $      193   $   17,502
   Notes Payable                                                31,200       29,251
   Accounts Payable                                             47,668       39,601
   Accrued Taxes                                                 5,666        7,834
   Accrued Interest                                              9,632        8,710
   Purchased Gas Adjustment Over-Recoveries                      3,268       10,600
   Other                                                        12,080       14,438
                                                            ----------   ----------
            Total Current Liabilities                          109,707      127,936
                                                            ----------   ----------

   Long-Term Debt                                              325,711      307,628
                                                            ----------   ----------
   Deferred Credits and Other Liabilities:
   Deferred Income Taxes                                       229,897      291,326
   Net Regulatory Liability of Regulated Subsidiary             69,477            -
   Deferred Investment Tax Credit                               27,871       29,565
   Customers' Advances for Construction and Other               27,781       23,410
                                                            ----------   ----------
            Total Deferred Credits                             355,026      344,301
                                                            ----------   ----------
   Minority Interest in Consolidated Subsidiaries                    -        1,156
                                                            ----------   ----------
   Preferred Stock of Subsidiary                                66,120       64,620
                                                            ----------   ----------
   Stockholders' Equity:  (See Statements on page 58)
   Common Stock, no par value; Authorized
     50,000,000 shares - Outstanding 12,971,501 and
     12,909,281 shares                                         165,662      163,297
   Retained Earnings                                           176,214      175,978
                                                           -----------   ----------
            Total Stockholders' Equity                         341,876      339,275
                                                            ----------   ----------
            Total Liabilities and Stockholders' Equity      $1,198,440   $1,184,916
                                                            ==========   ==========






The accompanying Notes to Financial Statements are an integral part of these balance sheets.

Consolidated Statements of Cash Flows
CILCORP Inc. and Subsidiaries

For the Years Ended December 31                            1993          1992         1991
                                                                 (In thousands)
Cash Flows from Operating Activities:
Net Income Before Preferred Dividends                     $37,626     $ 36,538      $44,925
                                                          -------     --------      -------
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Non-Cash Lease & Investment Income                      (4,280)      (7,616)      (5,757)
   Depreciation and Amortization                           59,975       57,727       55,374
   Deferred Income Taxes, Investment Tax Credit,
     and Regulatory Liability of
     Subsidiary, Net                                        6,354       (1,464)       4,388
   Gain on Sale of Subsidiary                                   -            -      (11,575)
Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Accounts Receivable and
     Accrued Unbilled Revenue                               9,476       (5,005)        (781)
   (Increase) Decrease in Inventories                      (5,609)      (2,591)       3,765
   Increase (Decrease) in Accounts Payable                  8,067        5,394         (412)
   Changes in Other Assets and Liabilities, Net           (19,209)      15,466       10,933
                                                          -------     --------     --------
   Total Adjustments                                       54,774       61,911       55,935
                                                          -------     --------     --------
   Net Cash Provided by Operating Activities               92,400       98,449      100,860
                                                          -------     --------     --------
Cash Flows from Investing Activities:
Additions to Plant                                        (76,933)     (69,111)     (63,746)
Purchase of Long-Term Investments and
   Leveraged Lease Property                               (13,595)        (803)      (1,750)
Proceeds from Sale of Subsidiary,
   Net of Transaction Costs                                     -            -       22,383
Proceeds from Sale of Long-Term Investments
   and Leveraged Lease Property                             3,787       11,378        5,336
Purchase of Minority Interest in
   Consolidated Subsidiary                                 (1,425)           -            -
Other                                                       7,438       (5,673)     (10,385)
                                                          -------      -------     --------
   Net Cash Used in Investing Activities                  (80,728)     (64,209)     (48,162)
                                                          -------     --------     --------

Cash Flows from Financing Activities:
Net Increase (Decrease) in Short-Term Debt                  1,949       17,721      (27,212)
Proceeds from Issuance of Long-Term Debt                  107,269      133,334       27,017
Repayment of Long-Term Debt                              (108,781)    (140,318)      (4,514)
Proceeds from Issuance of Preferred Stock
   by Wholly-owned Subsidiary                              46,006            -            -
Retirement of Preferred Stock by
   Wholly-owned Subsidiary                                (46,051)           -            -
Common Dividends Paid                                     (31,757)     (31,788)     (31,056)
Preferred and Convertible Preferred Dividends
   Paid                                                    (4,043)      (4,441)      (5,429)
Common Stock Issued                                         2,365            -            -
Preferred and Common Stock Issuance Costs                  (1,590)           -            -
Common Stock Repurchased                                        -       (1,732)      (7,236)
Convertible Preferred Stock Repurchased                         -            -       (1,700)
                                                          -------      -------       --------
   Net Cash Used in Financing Activities                  (34,633)     (27,224)     (50,130)
                                                          -------      --------      --------
Net Increase (Decrease) in Cash and Temporary
   Cash Investments                                       (22,961)       7,016        2,568
Cash and Temporary Cash Investments at Beginning of Year  $24,401     $ 17,385     $ 14,817
                                                          -------     --------     --------
   Cash and Temporary Cash Investments at End of Year     $ 1,440     $ 24,401     $ 17,385
                                                          =======     ========     ========

The accompanying Notes to Financial Statements are an integral part of these statements.

Consolidated Statements of Stockholders' Equity
CILCORP Inc. and Subsidiaries

                                                        Common Stock      Retained
                                                      Shares   Amount     Earnings  Total
                                                     (In thousands except share amounts)

Balance at December 31, 1990                       12,630,768  $153,286  $167,142  $320,428

Repurchase of Common Stock                           (223,300)   (7,236)             (7,236)

Common Stock Issued                                   551,656    18,979              18,979

Cash Dividend Declared on Common Stock
  ($2.46 per share)                                                       (31,056)  (31,056)

Cash Dividend Declared on Convertible
  Preferred Stock ($2.46 per equivalent
  common share)                                                              (828)     (828)

Stock Issuance Costs                                                          (73)      (73)

Net Income                                                                 40,484    40,484
                                                   ----------  --------  --------  --------
Balance at December 31, 1991                       12,959,124  $165,029  $175,669  $340,698

Repurchase of Common Stock                            (49,843)   (1,732)             (1,732)

Cash Dividend Declared on Common
  Stock ($2.46 per share)                                                 (31,788)  (31,788)

Net Income                                                                 32,097    32,097
                                                   ----------  --------  --------  --------
Balance at December 31, 1992                       12,909,281  $163,297  $175,978  $339,275

Common Stock Issued                                    62,220     2,365               2,365

Cash Dividend Declared on Common
  Stock ($2.46 per share)                                                 (31,757)  (31,757)

Preferred and Common Stock Issuance Costs                                  (1,590)   (1,590)

Net Income                                                                 33,583    33,583
                                                   ----------  --------  --------  --------
Balance at December 31, 1993                       12,971,501  $165,662  $176,214  $341,876
                                                   ==========  ========  ========  ========




The accompanying Notes to Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries

Operating Information For the Years Ended December 31
                                                     1993       1992       1991
                                                           (In thousands)
Utility Segment:
Electric Operations
Revenue                                            $303,124   $288,813   $306,189
Expenses                                            253,995    243,734    253,542
                                                   --------   --------   --------
Operating Income                                     49,129     45,079     52,647
Income Taxes                                         17,542     15,747     19,175
                                                   --------   --------   --------
Operating Income Before Income Taxes               $ 66,671   $ 60,826   $ 71,822
                                                   ========   ========   ========
Depreciation and Amortization                      $ 38,337   $ 37,465   $ 36,266
Capital Expenditures                               $ 41,880   $ 41,821   $ 42,246


Gas Operations
Revenue                                            $150,754   $144,926   $148,413
Expenses                                            139,696    132,405    135,037
                                                   --------   --------   --------
Operating Income                                     11,058     12,521     13,376
Income Taxes                                          4,684      4,082      4,468
                                                   --------   --------   --------
Operating Income Before Income Taxes               $ 15,742   $ 16,603   $ 17,844
                                                   ========   ========   ========
Depreciation and Amortization                      $ 14,686   $ 13,930   $ 13,279
Capital Expenditures                               $ 30,677   $ 20,001   $ 14,545

Major Customer For the Years Ended December 31
                                  1993                 1992             1991
Caterpillar Inc.
Electric Revenue             $39,831   13.1%     $38,428   13.3%   $42,474  13.9%
Gas Revenue                    1,581    1.0        1,847    1.3      2,181   1.5
                             -------   -----     -------   -----   -------  -----
  Total                      $41,412    9.1%     $40,275    9.3%   $44,655   9.8%
                             =======   =====     =======   =====   =======  =====


Utility Identifiable Assets As of December 31        1993       1992       1991
Electric                                           $684,618   $684,968   $671,643
Gas                                                 259,462    226,579    220,242
Other Utility Assets*                                44,245     47,578     41,722
                                                   --------   --------   --------
      Total Utility Assets                         $988,325   $959,125   $933,607
                                                   ========   ========   ========

*Other investments, miscellaneous accounts receivable, prepaid assets, deferred pension costs, and unamortized debt, discount, and expense

 The accompanying Notes to Financial Statements are an integral part of these statements.

   Environmental and Engineering Services Segment
      For the Years Ended December 31                1993       1992       1991
                                                           (In thousands)
   Revenue                                         $123,162   $137,858   $127,627
   Operating Expenses                               124,289    132,407    126,537
                                                   --------   --------   --------
      Operating Income (Loss) Before
        Income Taxes                               $ (1,127)  $  5,451   $  1,090
                                                   ========   ========   ========
   Depreciation and Amortization                   $  6,064   $  5,472   $  5,031
   Capital Expenditures                            $  4,300   $  6,804   $  5,973

   Environmental and Engineering Services
   Identifiable Assets As of December 31              1993       1992       1991

   Property, Plant and Equipment                    $23,116    $22,347    $19,475
   Cost in Excess of Net Assets of Acquired
      Businesses, net of amortization                25,251     26,551     27,270
   Other Assets*                                     39,070     47,380     46,705
                                                    -------    -------    -------
        Total Environmental and
          Engineering Services Assets               $87,437    $96,278    $93,450
                                                    =======    =======    =======

   *Accounts receivable, unbilled revenues, non-compete agreement, and other current assets


   Other Businesses Segment
   For the Years Ended December 31                    1993       1992       1991

   Revenue                                         $  7,471    $ 9,628    $ 7,936
   Gain on Sale of Subsidiary                             -          -     11,575
   Expenses                                           6,264      7,663      8,130
                                                   --------    -------    -------
        Income Before Income Taxes                 $  1,207    $ 1,965    $11,381
                                                   ========    =======    =======

   Other Businesses Identifiable
     Assets As of December 31                        1993        1992       1991

   Leveraged Leases                                $114,803   $ 97,133   $101,586
   Cash and Temporary Cash Investments                1,564     21,879     12,828
   Other Assets                                       6,311     10,501      6,507
                                                   --------   --------   --------
        Total Other Businesses Assets              $122,678   $129,513   $120,921
                                                   ========   ========   ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                        CILCORP INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE) and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Prior year amounts have been reclassified on a basis consistent with the 1993 presentation.

REGULATION

CILCO is a public utility subject to regulation by the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC) with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

UTILITY OPERATING REVENUES, FUEL COSTS, AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year end. Substantially all electric rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred in the Balance Sheet as a current asset or current liability and adjusted by refunds or collections through future billings to customers.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 1993, CILCO had net receivables of $34.2 million, of which approximately $4.9 million was due from its major industrial customers.

See Note 5 for a discussion of receivables related to CILCORP's leveraged lease portfolio.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Cash and Temporary Cash Investments, Investment in Marketable Securities and Other, Preferred Stock with Mandatory Redemption, and Notes Payable approximates fair value, with the exception of the Company's investment in Tucson Electric Power Company (TEP) stock and warrants, which had a value at December 31, 1993 approximately $1.6 million greater than its $266,000 carrying amount. At December 31, 1992, the carrying amount of this investment was $1.6 million and its fair market value was $2.9 million. The estimated fair value of the Company's Long-Term

Borrowings was $358 million at December 31, 1993, and $343 million at December 31, 1992, based on current market interest rates for other companies with comparable credit ratings, capital structures, and size.

ENVIRONMENTAL AND ENGINEERING SERVICES REVENUES

ESE performs professional environmental and engineering consulting services under time and material, cost-plus, and fixed-price contracts. Consulting services revenues include amounts for services provided but unbilled at year end.

Revenues from time and material and cost-plus contracts are recognized as costs are incurred. Revenues from fixed-price contracts are recognized under the percentage-of-completion method.

DEPRECIATION AND MAINTENANCE

Provisions for depreciation of property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable property, were as follows:

                              1993            1992            1991
           Electric           3.8%            3.8%            3.8%
           Gas                4.6%            4.6%            4.6%


Maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation. Non-utility property is depreciated over estimated lives ranging from 5 to 30 years.

COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

Cost in excess of net assets of acquired businesses is being amortized using the straight-line method over forty years.

INCOME TAXES

The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits have been deferred and are amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies based on their respective taxable income or loss.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Cash paid for interest and income taxes was as follows:

                                            1993          1992          1991
                                                    (In thousands)
   Interest                               $24,514      $27,425      $27,276
   Income Taxes                            14,760       16,207       23,822


During 1991, $18,979,000 of CILCORP convertible preferred stock was converted to CILCORP common stock.

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

In November 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 112, "Employer's Accounting for Postemployment Benefits"
(SFAS 112). The Company will adopt SFAS 112 on January 1, 1994. This accounting standard requires the accrual of a liability for certain benefits other than pensions or health care provided to former or inactive employees. The Company will record a pre-tax expense of approximately $1.1 million upon adoption of SFAS 112 to establish the liability for these benefits.

PENSION BENEFITS

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these plans reflect the employee's years of service, age at retirement, and maximum total compensation for any consecutive sixty-month period prior to retirement.

Pension costs for the past three years were charged as follows:

                                       1993        1992        1991
                                               (In thousands)
        Operating expenses            $1,841       $1,995      $2,249
        Utility plant and other          925          721       1,308
                                      ------       ------      ------
           Total pension costs        $2,766       $2,716      $3,557
                                      ======       ======      ======

Provisions for pension expense are determined under the rules prescribed by Statement of Financial Accounting Standards No. 87, including the use of the projected unit credit actuarial cost method.

Information on the plans' funded status, on an aggregate basis follows:

                                                       1993           1992
                                                          (In thousands)
Components of Net Periodic Pension Cost
Cost of pension benefits earned by employees         $  4,401      $   4,405
Interest cost on projected benefit obligation          13,611         13,035
Actual return on plan assets                          (22,053)       (12,216)
Net amortization and deferral                           6,807         (2,508)
                                                     --------      ---------
Net pension costs                                    $  2,766      $   2,716
                                                     ========      =========

Actuarial present value of accumulated
benefit obligation
Vested benefits - employees' rights to receive
  benefits no longer contingent upon continued
  employment                                         $157,570       $132,927
Non-vested benefits - employees' rights to receive
  benefits contingent upon continued employment         7,793          6,628
                                                     --------       --------
Total benefit obligation                             $165,363       $139,555
                                                     ========       ========

Funded Status of Plans:  Pension Assets
and Obligations
Pension assets at fair market value                  $200,337       $183,838
Projected benefit obligation at present value        (209,416)      (174,332)
Unrecognized transition asset                          (8,765)        (9,688)
Unrecognized prior service cost                        11,687         12,772
Unrecognized net loss                                  20,110          1,130
                                                     --------       --------
Prepaid pension costs recorded on Balance Sheet      $ 13,953       $ 13,720
                                                     ========       ========

Rates used for calculations:
Discount rate                                           7.00%           8.00%
Expected rate of salary increase                        5.00%           5.00%
Expected long-term rate of return                       8.50%           8.50%


POSTEMPLOYMENT HEALTH CARE BENEFITS

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are currently covered by a trusteed, non-contributory defined benefit postemployment health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

ESE does not provide health care benefits to retired employees.

On January 1, 1991, CILCO adopted Statement of Financial Accounting
Standards No. 106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions" (SFAS 106), which requires that the expected cost of postemployment health care benefits be charged to expense during the years in which employees render service. CILCO has elected to amortize the unfunded obligation at January 1, 1991, over a period of 18.6 years, which represents the average remaining service period.

Postemployment health care benefit costs were charged as follows:

                                                    1993      1992      1991
                                                         (In thousands)
   Operating expenses                             $5,767    $6,127    $5,770
   Utility plant and other                         2,060     2,098     2,374
                                                  ------    ------    ------
     Total postemployment
         health care benefit costs                $7,827    $8,225    $8,144
                                                  ======    ======    ======

Information on the plans' funded status, on an aggregate basis follows:


                                                       1993            1992
                                                           (In thousands)
   Accumulated postemployment health care
     benefit obligation:
     Retirees                                         $44,340         $36,240
     Other fully eligible participants                 12,409          10,135
     Other active participants                         19,823          16,208
                                                      -------         -------
          Total accumulated postemployment
            health care benefit obligation            $76,572         $62,583
     Less:
     Unrecognized actuarial loss                       13,093           3,137
     Unrecognized transition obligation                44,588          47,447
     Plan assets at fair value                         18,748          11,855
                                                      -------          ------
     Accrued postemployment health
       care benefit cost liability                    $   143         $   144
                                                      =======         =======

   The components of net postemployment health care
     benefit costs are:
         Service cost - benefits
           attributed to service during
           the period                                 $ 1,194         $ 1,096
         Actual return on plan assets                  (1,732)         (1,120)
         Interest cost on accumulated
           postemployment health care
           benefit obligation                           4,873           4,639
         Amortization of transition
           obligation over 18.6 years                   2,858           2,858
         Other net amortization and deferral              634             752
                                                      -------         -------
         Net postemployment health care
           benefit costs                              $ 7,827         $ 8,225
                                                      =======         =======


For measurement purposes, a health care cost trend rate of 9% annually was assumed for 1994; the rate was assumed to decrease to 8% for 1995, then decrease gradually to 6% by 2020 and remain at that level thereafter.

Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postemployment benefit obligation at December 31, 1993, by $5.2 million and the aggregate of the service and interest cost components of net postemployment health care cost for 1993 by $376,000. The discount rate used in determining the accumulated postemployment benefit obligation at December 31, 1993, was 7% and at

December 31, 1992, was 8%. The weighted average expected return on assets net of taxes was 8.1%, where taxes are assumed to decrease return by 0.4%.

COMPANY-OWNED LIFE INSURANCE POLICIES

The following amounts related to company-owned life insurance contracts, issued by one major insurance company, are included in Investments and Other Property.

                                                1993           1992
                                                   (In thousands)
   Cash surrender value of contracts           $26,186        $22,423
   Borrowings against contracts                 24,923         13,361
                                               -------        -------
     Net investment                            $ 1,263        $ 9,062
                                               =======        =======


Interest expense related to borrowings against company-owned life insurance, included in "Other" on the Consolidated Statements of Income, was $1.4 million, $930,000 and $870,000 for 1993, 1992 and 1991.

NOTE 2:  INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), on January 1, 1993, and accounted for its initial application as a cumulative change in accounting principle. SFAS 109 requires the use of the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on the Company's income tax return in a different year than they are reported in the financial statements. Adoption of SFAS 109 did not have a material impact on the Company's financial position, results of operations or cash flows; however, the adoption of SFAS 109 required reclassification of accumulated deferred income taxes on the balance sheet. CILCO established a regulatory liability to account for the net effect of expected future regulatory actions related to unamortized investment tax credits, income tax liability initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction, and other items for which deferred taxes had not previously been provided.

The temporary differences related to the consolidated net deferred income tax liability at December 31, 1993, and January 1, 1993, were as follows:


                                        December 31, 1993       January 1, 1993
Deferred Tax Liabilities:                             (In thousands)
    Property, including allowance for
      funds used during construction          $216,897               $216,190
    Leveraged leases                            80,129                 74,850
    Other                                       14,427                 10,586

Deferred Tax Assets:
    Other                                      (12,079)                (8,585)
Net Regulatory Liabilities of
    Regulated Subsidiary                       (69,477)               (74,321)
                                              --------               --------

Net deferred income tax liability             $229,897               $218,720
                                              ========               ========


Of the $11,177,000 increase in the consolidated net deferred income tax liability from January 1, 1993 to December 31, 1993, $6,309,000 is due to current year deferred federal and state income tax expense. The remaining increase is primarily the result of a decrease in the net regulatory liability.

Income Tax expenses were as follows:

Years Ended December 31,                   1993          1992          1991
                                                    (In thousands)
Current income taxes
Federal                                   $10,102       $22,153      $20,917
State                                       3,352         4,077        4,399
                                          -------       -------      -------
    Total current                          13,454        26,230       25,316
                                          -------       -------      -------
Deferred income taxes, net
Property-related deferred
  income taxes                             (2,316)          249        1,289
Leveraged leases                            5,257        (1,742)       7,359
Unbilled revenue                              758             -       (2,464)
Gas take-or-pay settlements                 1,413        (1,679)      (1,318)
Coal tar remediation costs                    120          (952)         894
Other                                       1,077           398          294
                                          -------       -------      -------
    Total deferred income taxes,
      net                                   6,309        (3,726)       6,054
                                          -------       -------      -------
Investment tax credit amortization         (1,694)       (1,694)      (1,694)
                                          -------       -------      -------
    Total income tax provisions           $18,069       $20,810      $29,676
                                          =======       =======      =======

Total deferred income taxes, net, include deferred state income taxes of $1,827,000, $236,000 and $2,148,000, for 1993, 1992 and 1991.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate.

                                                1993        1992        1991
Statutory federal income tax rate               35.0%       34.0%       34.0%
                                                ----        ----        ----
Equity component of AFUDC
  not subject to taxation                        -           (.1)        (.2)
Depreciation differences for
  which deferred taxes
  have not been provided                         1.0          .8          .8
Amortization of investment
  tax credit                                    (3.3)       (3.2)       (2.4)
State income taxes                               7.1         5.4         6.3
Excess of book over tax basis of
  assets, net of capital
  loss carryforward                               .5          .5         2.5
Preferred dividends of subsidiary
  and other permanent differences                2.5         2.8         2.2
Dividends received deduction                     (.1)          -         (.1)
Leveraged lease adjustment                      (5.3)        3.2           -
Other differences                               (2.6)       (4.4)       (1.2)
                                                ----        ----        ----
      Total                                     (0.2)        5.0         7.9
                                                ----        ----        ----
Effective income tax rate                       34.8%       39.0%       41.9%
                                                ====        ====        ====


NOTE 3:  FEDERAL INCOME TAX AUDIT SETTLEMENT

In December 1990, the Internal Revenue Service (IRS) completed a review of the Company's 1985 and 1986 consolidated federal income tax returns. The IRS proposed to disallow depreciation deductions claimed in 1985 and 1986 for assets purchased and leased to four lessees during those years by CLM or CLM's wholly-owned subsidiaries (collectively CLM). The IRS asserted that these transactions were financing arrangements and that CLM did not own the properties for federal income tax purposes. Alternatively, the IRS contended that one of the properties, the Springerville Unit No. 1 generating station, should be depreciated over 15 years rather than 5 years. The potential tax deficiency from the depreciable life issue was $9.4 million, plus interest, for 1985-1993.

In January 1991, the Company protested the proposed adjustments to the Appeals Division of the IRS, and in December 1993, the Company and the IRS entered into a closing agreement settling the disputed issues. The IRS recognized the Company as owner of the properties and allowed it to depreciate a significant portion of the Springerville Unit No. 1 generating station over five years. To reflect the settlement, the Company reduced its 1993 income tax expense by $3.1 million to reverse income tax expense which it had recorded in prior years to reflect the potential unfavorable resolution of this dispute.

NOTE 4:  SHORT-TERM DEBT

Short-term debt at December 31, 1993, consisted of $18.8 million of Holding Company bank borrowings and $12.4 million of CILCO commercial paper. Short-term debt at December 31, 1992, included $24.5 million of commercial paper and $4.8 million of other notes payable.

CILCO had arrangements for bank lines of credit totalling $30 million at December 31, 1993, all of which were unused. These lines of credit consisted of $6.65 million maintained by compensating balances and $23.35 million maintained by commitment fees ranging from 1/16 to 3/16 of 1% per annum in lieu of balances. The compensating bank balance arrangements provide that CILCO maintain bank deposits to average annually 3% to 5% of the line, such balances being available to CILCO for operating purposes and as compensation to the bank for other bank services. These bank lines of credit also support CILCO's issuance of commercial paper.

At December 31, 1993, ESE had a $1 million bank line of credit to provide for working capital needs. In addition, ESE had a $5 million bank line of credit, of which $2.6 million was used at year-end, to collateralize performance bonds issued by insurance companies.

NOTE 5: LEVERAGED LEASE INVESTMENTS

The Company, through subsidiaries of CIM is a lessor in seven leveraged lease arrangements under which mining equipment, electric production facilities, warehouses, office buildings, passenger railway equipment and an aircraft are leased to third parties. The economic lives and lease terms vary with the leases. CIM's share of total equipment and facilities cost was approximately $305 million and $239 million at December 31, 1993 and 1992.

During 1993, CIM invested $13 million, net of non-recourse debt, in leveraged leases of passenger railway equipment and an aircraft (see Capital Resources and Liquidity-Other Businesses).

The cost of the equipment and facilities owned by CIM is partially financed by non-recourse debt provided by lenders, who have been granted as their sole remedy in the event of a lessee default an assignment of rents due under the leases and a security interest in the leased property. Such debt amounted to $229 million at December 31, 1993, and $180 million at December 31, 1992. Leveraged lease residual value assumptions, which are conservative in relation to independently appraised residual values, are tested on a periodic basis.

The Company's net investment in leveraged leases at December 31, 1993 and 1992 is shown below:

                                                      1993             1992
                                                         (In thousands)
Minimum lease payments receivable                    $122,869       $107,379
Estimated residual value                               94,368         84,369
Less:  Unearned income                                102,434         94,615
                                                     --------       --------
Investment in lease financing
  receivables                                         114,803         97,133
Less:  Deferred taxes arising from
  leveraged leases                                     80,129         74,850
                                                     --------       --------
        Net investment in leveraged leases           $ 34,674       $ 22,283
                                                     ========       ========

The table above includes CLM's approximately 7% investment in the Springerville Unit No. 1 electric generating station, which is leased pursuant to TEP's comprehensive financial restructuring plan that was consummated in December 1992.

NOTE 6: PREFERRED STOCK

PREFERRED STOCK OF SUBSIDIARY

At December 31                                            1993         1992
                                                            (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
  Without Mandatory Redemption
  4.50% series  - 111,264 shares                         $11,126      $11,126
  4.64% series  -  79,940 shares                           7,994        7,994
  7.56% series  - 170,000 shares                               -       17,000
  7.72% series  - 135,000 shares                               -       13,500
  8.28% series  - 150,000 shares                               -       15,000
Class A, no par value, authorized 3,500,000 shares
  Flexible Auction Rate - 250,000 shares (a)              25,000            -
  With Mandatory Redemption
  5.85% series - 220,000 shares                           22,000            -
                                                         -------      -------
     Total preferred stock                               $66,120      $64,620
                                                         =======      =======

(a) Dividend rate at December 31, 1993 was 2.62%.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1993, is $2.8 million, assuming a continuation of the auction dividend rate at December 31, 1993, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1993, are as follows:


Series         Callable Price Per Share (plus accrued dividends)
4.50%                                        $110
4.64%                                        $102
Flexible auction rate                        $100

PREFERRED STOCK WITH MANDATORY REDEMPTION

CILCO's 5.85% Class A preferred stock may be redeemed in 2003 at $100 per share. A mandatory redemption fund must be established on July 1, 2003. The fund will provide for the redemption of 11,000 shares for $1.1 million on July 1 of each year through July 1, 2007. On July 1, 2008, the remaining 165,000 shares will be retired for $16.5 million.

PREFERENCE STOCK OF SUBSIDIARY, CUMULATIVE

No Par Value, Authorized 2,000,000 shares, of which none have been issued.

PREFERRED STOCK OF HOLDING COMPANY

No Par Value, Authorized 4,000,000 shares, of which none were outstanding at December 31, 1993 and 1992.

NOTE 7:  LONG-TERM DEBT

AT DECEMBER 31                                         1993            1992
                                                         (In thousands)

CILCO First Mortgage Bonds
  5 1/8% series due 1996                             $ 16,000       $ 16,000
  5 1/2% series due 1997                               20,000         20,000
  7 7/8% series due 2001                                    -         30,000
  7 5/8% series due 2002                                    -         25,000
  7 1/2% series due 2007                               50,000         50,000
  8 1/5% series due 2022                               65,000         65,000
Medium-Term Notes
  5.7% series due 1998                                 10,650              -
  6.4% series due 2000                                 30,000              -
  6.82% series due 2003                                25,350              -
  7.8% series due 2023                                 10,000              -
Pollution Control Series A,
  $20,000,000 6.2%
  due 2004, with a sinking
  fund commencing in 1995                                   -         20,000
Pollution Control Series B, 6 1/8% due
  2008, with a sinking fund commencing
  in 2000                                                   -         12,000
Pollution Control Refunding Series F, 6.5% due 2010     5,000          5,000
Pollution Control Refunding Series G, 6.2% due 2012     1,000          1,000
Pollution Control Refunding Series E, 6.5% due 2018    14,200         14,200
Pollution Control Refunding Series H, 5.9% due 2023    32,000              -
                                                     --------       --------
                                                      279,200        258,200
Unamortized premium and discount on long-term
  debt, net                                              (879)          (839)
                                                     --------       --------
         Total CILCO                                 $278,321       $257,361
                                                     ========       ========

CILCORP LEASE MANAGEMENT INC.
Unsecured financial institution
  borrowings; interest rates of
  8.30% to 9.55%; maturities by year
  are as follows:
    1995                                               18,000         18,000
    1997                                                3,000          3,000
                                                       ------         ------
      Total CLM                                        21,000         21,000
                                                       ======         ======

CILCORP Inc.
Unsecured medium-term notes; varying
  in term from 2 years to 8 years;
  interest rates ranging from 8.25% to
  9.10%.                                               26,000         26,000

Other                                                     390          3,267
                                                     --------       --------
      Total long-term debt                           $325,711       $307,628
                                                     ========       ========


The first mortgage bonds of CILCO are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Total consolidated maturities of long-term debt for 1995-1998 are $21 million, $19 million, $23 million, and $22 million, respectively.

The 1994 maturities of long-term borrowings have been classified as current liabilities.

NOTE 8: COMMITMENTS & CONTINGENCIES

CILCO's capital expenditures for 1994 are estimated to be $90 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1993.

CILCO's policy is to act as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

ESE's capital expenditures for 1994 are estimated to be $5 million, in connection with which ESE has normal and customary purchase commitments at December 31, 1993.

ESE's policy is to act as a self-insurer for certain insurable risks resulting from employee health programs and professional liability claims.

In August 1990, CILCO entered into a firm, wholesale bulk power purchase agreement with CIPS. This agreement, which expires in 1998, provides for an initial purchase of 30 MW of capacity, increasing to 90 MW in 1997. CILCO can increase purchases to a maximum of 100 MW during the contract period, provided CIPS then has the additional capacity available. In November 1992, CILCO entered into a limited-term power agreement to purchase 100 MW of CIPS' capacity from June 1998 through May 2002. At CILCO's request, purchases may be increased to a maximum of 150 MW during the contract period, provided CIPS has the additional capacity available.

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, Environmental Matters (regarding former gas manufacturing sites) for a discussion of that item and Gas Operations, for a discussion of contingencies related to CILCO's Springfield gas system.

NOTE 9:  RATE MATTERS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, Gas Rate Increase Request, Environmental Matters, Electric Competition, Gas Take-or-Pay, and Liquefied Natural Gas Settlement for a discussion of gas and electric rate matters.

NOTE 10: LEASES

The Company and its subsidiaries lease certain equipment, buildings, and other facilities under capital and operating leases. Several of the operating leases provide that the Company pay taxes, maintenance and other occupancy costs applicable to these premises.

Minimum future rental payments under non-cancelable capital and operating leases having remaining terms in excess of one year as of December 31, 1993, are $35.3 million in total. Payments due during the years ending December 31, 1994, through December 31, 1998, are $8.5 million; $5.7 million; $5.0 million; $4.3 million; and $3.5 million, respectively.

NOTE 11: SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CILCORP Inc.'s operating results for the periods indicated. The results of operations for each of the fiscal quarters are not necessarily comparable to, or indicative of, the results of an entire year due to the seasonal nature of the Company's business and other factors. The sums of earnings per average common share for the four quarters of 1992 do not equal the totals for the year because the average number of shares outstanding changed.

For the Three Months Ended   March 31    June 30  September 30  December 31
                                (In thousands except per share amounts)
1993
Revenue                      $164,923    $125,695    $141,740    $152,153
Income before income taxes     15,401       6,965      21,270       8,276
Net income                      9,334       4,008      12,645       7,596
Earnings per average
  common share                   $.72        $.31        $.98        $.59

1992
Revenue                      $159,741    $126,657    $137,004    $157,823
Income before income taxes     12,043      10,335      19,433      11,544
Net income                      7,617       6,569      12,587       5,324
Earnings per average
  common share                   $.59        $.51        $.98        $.41

                               MANAGEMENT'S REPORT


The accompanying financial statements and notes for CILCO and its consolidated subsidiaries have been prepared by management in accordance with generally accepted accounting principles. Estimates and judgments used in developing these statements are the responsibility of management. Financial data presented throughout this report is consistent with these statements.

CILCO maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures, a program of internal audit, and the careful selection and training of qualified personnel.

The financial statements have been audited by CILCO's independent accountants, Arthur Andersen & Co. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures.
The report of the auditors is contained in this Form 10-K annual report.

The Audit Committee of the CILCORP Inc. Board of Directors, consisting solely of outside directors, meets periodically with the independent public accountants, internal auditors and management to review accounting, auditing, internal accounting control, and financial reporting matters. The auditors have direct access to the Audit Committee.



                                          R. W. Slone
                                          R. W. Slone
                                          Chairman of the Board, President
                                            and Chief Executive Officer



                                          T. S. Romanowski
                                          T. S. Romanowski
                                          Vice President and Chief Financial
                                            Officer



                                          R. L. Beetschen
                                          R. L. Beetschen
                                          Controller and Manager of
                                            Accounting

February 4, 1994

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Central Illinois Light Company:


We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 2 effective January 1, 1993, the Company changed its method of accounting for income taxes. As explained in Note 1, effective January 1, 1991, the Company changed its method of accounting for postemployment health care benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                           ARTHUR ANDERSEN & CO.

Chicago, Illinois
February 4, 1994

                        CENTRAL ILLINOIS LIGHT COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31              1993        1992         1991
                                                    (In thousands)
OPERATING REVENUES
Electric                                  $303,124     $288,813     $306,189
Gas                                        150,754      144,926      148,413
                                          --------     --------     --------
    TOTAL OPERATING REVENUES               453,878      433,739      454,602
                                          --------     --------     --------
OPERATING EXPENSES
Cost of Fuel                                92,112       94,133      100,775
Cost of Gas                                 79,022       77,123       81,138
Purchased Power                              8,754        4,295        6,368
Other Operation Expenses                    77,125       71,692       70,432
Maintenance                                 30,648       28,561       28,209
Depreciation and Amortization               53,023       51,395       49,545
Income Taxes                                22,226       19,829       23,643
State and Local Taxes on Revenue            19,417       17,823       17,628
Other Taxes                                 11,364       11,288       10,841
                                          --------     --------     --------
    TOTAL OPERATING EXPENSES               393,691      376,139      388,579
                                          --------     --------     --------
OPERATING INCOME                            60,187       57,600       66,023
                                          --------     --------     --------
OTHER INCOME AND DEDUCTIONS
Cost of Equity Funds Capitalized               (23)         122          303
CILCO-owned Life Insurance, Net               (516)        (142)        (167)
Other, Net                                     262        1,626          897
                                          --------     --------     --------
    TOTAL OTHER INCOME AND DEDUCTIONS         (277)       1,606        1,033
                                          --------     --------     --------
INCOME BEFORE INTEREST EXPENSE              59,910       59,206       67,056
                                          --------     --------     --------
INTEREST EXPENSE
Interest on Long-term Debt                  19,753       20,747       21,285
Cost of Borrowed Funds Capitalized            (222)        (215)        (147)
Other                                        2,701        3,038        1,687
                                          --------     --------     --------
    TOTAL INTEREST EXPENSE                  22,232       23,570       22,825
                                          --------     --------     --------
NET INCOME                                  37,678       35,636       44,231
                                          --------     --------     --------
DIVIDENDS ON PREFERRED STOCK                 4,043        4,441        4,441
                                          --------     --------     --------
NET INCOME AVAILABLE FOR COMMON STOCK     $ 33,635     $ 31,195     $ 39,790
                                          ========     ========     ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        CENTRAL ILLINOIS LIGHT COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
December 31                                             1993          1992
                                                          (In thousands)
UTILITY PLANT
At Original Cost
   Electric                                         $1,068,818    $1,042,844
   Gas                                                 348,541       327,642
                                                    ----------    ----------
                                                     1,417,359     1,370,486
   Less - Accumulated Provision for Depreciation       618,912       592,603
                                                    ----------    ----------
                                                       798,447       777,883
Construction Work in Progress                           31,896        25,477
Plant Acquisition Adjustments, Net of Amortization       4,068         4,780
                                                    ----------    ----------
      TOTAL UTILITY PLANT                              834,411       808,140

OTHER PROPERTY AND INVESTMENTS
Cash surrender value of CILCO-owned life
  insurance (net of related policy loans of
  $24,923 in 1993 and $13,361 in 1992)                   1,263         9,062
Other                                                    1,056         1,165
                                                    ----------    ----------
     TOTAL OTHER PROPERTY AND INVESTMENTS                2,319        10,227
                                                    ----------    ----------
CURRENT ASSETS
Cash and Temporary Cash Investments                        594         1,776
Receivables, Less Reserves of $585 and $799             34,197        35,710
Accrued Unbilled Revenue                                25,111        24,791
Fuel, at Average Cost                                    8,323         9,158
Materials and Supplies, at Average Cost                 16,674        17,957
Gas in Underground Storage, at Average Cost             24,548        16,821
Prepaid Taxes                                              856         6,566
Other                                                    6,945         2,675
                                                    ----------    ----------
      TOTAL CURRENT ASSETS                             117,248       115,454
                                                    ----------    ----------
DEFERRED DEBITS
Unamortized Loss on Reacquired Debt                      6,950         5,606
Unamortized Debt Expense                                 2,185         1,769
Prepaid Pension Cost                                    13,953        13,720
Other                                                   11,259        10,775
                                                    ----------    ----------
      TOTAL DEFERRED DEBITS                             34,347        31,870
                                                    ----------    ----------
TOTAL ASSETS                                        $  988,325    $  965,691
                                                    ==========    ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                            CENTRAL ILLINOIS LIGHT COMPANY
                              CONSOLIDATED BALANCE SHEETS
                            CAPITALIZATION AND LIABILITIES

December 31                                                 1993       1992
                                                            (In thousands)
CAPITALIZATION
Common Shareholder's Equity
   Common Stock, no par value; Authorized 20,000,000
   shares; Outstanding 13,563,871                        $185,661   $185,661
   Retained Earnings                                      108,645     92,433
                                                         --------   --------
       Total Common Shareholder's Equity                  294,306    278,094
Preferred Stock Without Mandatory Redemption               44,120     64,620
Preferred Stock With Mandatory Redemption                  22,000       -
Long-term Debt                                            278,321    257,361
                                                         --------   --------
       TOTAL CAPITALIZATION                               638,747    600,075
                                                         --------   --------
CURRENT LIABILITIES
Current Maturities of Long-term Debt                         -         9,375
Notes Payable                                              12,400     24,500
Accounts Payable                                           40,971     34,873
Accrued Taxes                                               6,083      3,454
Accrued Interest                                            8,616      7,941
PGA Over-Recoveries                                         3,268     10,600
Level Payment Plan                                          2,944      2,615
Other                                                       5,106      5,097
                                                         --------   --------
       TOTAL CURRENT LIABILITIES                           79,388     98,455
                                                         --------   --------
DEFERRED LIABILITIES AND CREDITS
Accumulated Deferred Income Taxes                         144,969    214,264
Net Regulatory Liability                                   69,477       -
Investment Tax Credits                                     27,871     29,565
Capital Lease Obligation                                    2,954       -
Other                                                      24,919     23,332
                                                         --------   --------
       TOTAL DEFERRED LIABILITIES AND CREDITS             270,190    267,161
                                                         --------   --------
TOTAL CAPITALIZATION AND LIABILITIES                     $988,325   $965,691
                                                         ========   ========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                        CENTRAL ILLINOIS LIGHT COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31                        1993         1992         1991
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income including preferred dividends         $ 37,678     $  35,636     $ 44,231
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                   53,734        52,108       50,257
      Deferred taxes, investment tax credits
        and regulatory tax liability, net             (1,512)       (4,157)      (1,364)
      Decrease (increase) in accounts receivable       1,513          (232)      (3,860)
      (Increase) decrease in fuel, materials and
        supplies, and gas in underground storage      (5,609)       (2,591)       3,765
      (Increase) decrease in unbilled revenue           (320)       (2,336)       4,069
      Decrease (increase) in prepaid taxes             5,710         2,461       (7,311)
      Increase in accounts payable                     6,098         5,716          873
      Increase (decrease) in accrued taxes
        and interest                                   3,304           476          (90)
      Decrease in other assets and liabilities,
        net                                           (8,771)        7,599        6,595
                                                    --------     ---------       --------
   Net cash provided by operating activities          91,825        94,680       97,165
                                                    --------     ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                              (72,580)      (61,701)     (56,488)
   Cost of equity funds capitalized                       23          (122)        (303)
   Other                                               2,581        (5,113)      (9,053)
                                                    --------     ---------     --------
   Net cash used in investing activities             (69,976)      (66,936)     (65,844)
                                                    --------     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Common dividends paid                             (15,878)      (31,787)     (45,969)
   Preferred dividends paid                           (4,043)       (4,441)      (4,441)
   Long-term debt issued                             107,269       133,001         -
   Preferred stock issued                             46,006          -            -
   Long-term debt retired                            (97,756)     (140,318)        -
   Preferred stock retired                           (46,051)         -            -
   Payments on capital lease obligation                 (478)         -             (64)
   (Decrease) increase in short-term borrowing       (12,100)       13,000       11,500
                                                    --------     ---------     --------
   Net cash used in financing activities             (23,031)      (30,545)     (38,974)
                                                    --------     ---------     --------
Net (decrease) in cash and temporary cash
  investments                                         (1,182)       (2,801)      (7,653)

Cash and temporary cash investments at
  beginning of year                                    1,776         4,577       12,230
                                                    --------     ---------     --------
CASH AND TEMPORARY CASH INVESTMENTS AT DECEMBER 31  $    594     $   1,776     $  4,577
                                                    ========     =========     ========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest (net of cost of borrowed
     funds capitalized)                             $ 20,271     $  20,690     $ 22,541
   Income taxes                                       13,198        23,838       31,471

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        CENTRAL ILLINOIS LIGHT COMPANY
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

For the Years Ended December 31                  1993      1992       1991
                                                      (In thousands)
BALANCE BEGINNING OF YEAR                     $ 92,433   $ 93,025   $ 99,204
ADD
Net Income                                      37,678     35,636     44,231
                                              --------   --------   --------
            Total                              130,111    128,661    143,435
                                              ========   ========   ========
DEDUCT
Cash Dividends Declared
   Preferred Stock
      $100 Par Value
         4 1/2% Series (annual rate $4.50
           per share)                              501        501        501
         4.64%  Series (annual rate $4.64
           per share)                              371        371        371
         5.85%  Series (annual rate $5.85
           per share)                              725        -          -
         7.56%  Series (annual rate $7.56
           per share)                              668      1,285      1,285
         7.72%  Series (annual rate $7.72
           per share)                              686      1,042      1,042
         8.28%  Series (annual rate $8.28
           per share)                              817      1,242      1,242
      Flexible Auction Rate Series (rate at
        December 31, 1993 was 2.62%)               275       -          -
   Common Stock, No Par Value                   15,878     31,787     45,969
                                              --------   --------   --------
            Total Dividends Declared            19,921     36,228     50,410
   Capital Stock Expense                           720       -          -
   Excess of stated value over purchase
     price of 135,000 shares 7.72% Series
     preferred stock and 150,000 shares
     8.28% Series preferred stock retired
     in 1993                                       825       -          -
                                              --------   --------   --------
                                                21,466     36,228     50,410
                                              --------   --------   --------
BALANCE END OF YEAR                           $108,645   $ 92,433   $ 93,025
                                              ========   ========   ========



The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          CENTRAL ILLINOIS LIGHT COMPANY
                  CONSOLIDATED STATEMENTS OF SEGMENTS OF BUSINESS

OPERATING INFORMATION
  For the Years Ended December 31                      1993      1992     1991
                                                           (In thousands)
ELECTRIC OPERATIONS:
Revenue                                             $303,124  $288,813  $306,189
Expenses                                             253,995   243,734   253,542
                                                    --------  --------  --------
Operating Income                                      49,129    45,079    52,647
Income Taxes                                          17,542    15,747    19,175
                                                    --------  --------  --------
Operating Income Before Income Taxes                $ 66,671  $ 60,826  $ 71,822
                                                    ========  ========  ========

Depreciation and Amortization                       $ 38,337  $ 37,465  $ 36,266

Capital Expenditures                                $ 41,880  $ 41,821  $ 42,246


GAS OPERATIONS:
Revenue                                             $150,754  $144,926  $148,413
Expenses                                             139,696   132,405   135,037
                                                    --------  --------  --------
Operating Income                                      11,058    12,521    13,376
Income Taxes                                           4,684     4,082     4,468
                                                    --------  --------  --------
Operating Income Before Income Taxes                $ 15,742  $ 16,603  $ 17,844
                                                    ========  ========  ========

Depreciation and Amortization                       $ 14,686  $ 13,930  $ 13,279

Capital Expenditures                                $ 30,677  $ 20,001  $ 14,545

MAJOR CUSTOMER
  For the Years Ended December 31         1993            1992            1991
                                                    (In thousands)
  Caterpillar Inc.
    Electric Revenue                $39,831  13.1%  $38,428  13.3%  $42,474  13.9%
    Gas Revenue                       1,581   1.0     1,847   1.3     2,181   1.5
                                    -------  ----   -------  ----   -------  ----
      Total                         $41,412   9.1%  $40,275   9.3%  $44,655   9.8%
                                    =======  ====   =======  ====   =======  ====

IDENTIFIABLE ASSETS
  As of December 31                             1993          1992         1991
                                                        (In thousands)
Electric                                     $684,618      $684,968      $671,643
Gas                                           259,462       226,579       220,242
Other Utility Assets (1)                       44,245        54,144        50,749
                                             --------      --------      --------
      Total Utility Assets                   $988,325      $965,691      $942,634
                                             ========      ========      ========

(1) Other investments, miscellaneous accounts receivable, prepaid assets, deferred pension costs, and unamortized debt, discount and expenses.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          CENTRAL ILLINOIS LIGHT COMPANY
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION
The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Corporation and CILCO Energy Corporation. CILCO is a subsidiary of CILCORP Inc. In accordance with FERC Order 529, sales of electricity for resale, which had been previously recorded as an offset to purchased power expense, have been reclassified to electric revenues. Prior year amounts have been reclassified on a basis consistent with the 1993 presentation.

REGULATION
CILCO is subject to regulation by the ICC and the FERC with respect to accounting matters and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

OPERATING REVENUES, FUEL COSTS, AND COST OF GAS
Electric and gas revenues include service provided but unbilled at year end. Substantially all electric rates and gas system sales rates include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred in the Balance Sheet as a current asset or current liability and adjusted by refunds or collections through future billings to customers.

CONCENTRATIONS OF CREDIT RISK
CILCO, as a public utility, is required to provide service to customers within its defined service territory and is precluded from discontinuing service to residential customers when certain weather conditions exist. CILCO continually reviews customers' credit worthiness and requests deposits or refunds deposits based on that review.

At December 31, 1993 CILCO had net receivables of $34.2 million, of which approximately $4.9 million was due from its major industrial customers.

TRANSACTIONS WITH AFFILIATES
CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations. A return on CILCO assets used by CILCORP and its other subsidiaries is also calculated and billed monthly. Total billings to CILCORP and its other subsidiaries amounted to $2.3 million, $3.3 million and $4 million, in 1993, 1992 and 1991, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)
The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1993, 1992 and 1991 were 3.5%, 5.7% and 10.6%, respectively.

DEPRECIATION AND MAINTENANCE
Provisions for depreciation for financial reporting purposes are based on straight-line composite rates. The annual provisions expressed as a percentage of average depreciable property were as follows:

                              1993            1992            1991
           Electric           3.8%            3.8%            3.8%
           Gas                4.6%            4.6%            4.6%

Maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

INCOME TAXES
CILCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits (except for amounts applicable to the Employee Stock Ownership Plan) have been deferred and are amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies, including CILCO, based on their respective taxable income or loss.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CILCO considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE
In November 1992, the Financial Accounting Standards Board (FASB) issued Statement No. 112, "Employer's Accounting for Postemployment Benefits" (SFAS 112). CILCO will adopt SFAS 112 on January 1, 1994. This standard requires accrual of benefits other than pensions or health care provided to former or inactive employees. The cumulative effect to CILCO of initially applying SFAS 112 will be a pre-tax charge of approximately $1 million in January 1994, a portion of which will be capitalized.

PENSION BENEFITS
Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement.

Pension costs for the past three years were charged as follows:

                                       1993        1992         1991
                                             (In thousands)
        Operating expenses            $1,841      $1,995       $2,249
        Utility plant and other          925         721        1,308
                                      ------      ------       ------
           Net pension costs          $2,766      $2,716       $3,557
                                      ======      ======       ======


Provisions for pension costs were determined under the rules prescribed by Statement of Financial Accounting Standards No. 87, including the use of the projected unit credit actuarial cost method.

Information on the plans' funded status, on an aggregate basis, at December 31, 1993 and 1992 follows:

                                                         1993          1992
                                                            (In thousands)
Components of Net Periodic Pension Cost:
   Cost of pension benefits earned by employees       $   4,401     $   4,405
   Interest cost on projected benefit obligation         13,611        13,035
   Actual return on plan assets                         (22,053)      (12,216)
   Net amortization and deferral                          6,807        (2,508)
                                                      ---------     ---------
Net pension costs                                     $   2,766     $   2,716
                                                      =========     =========

Actuarial present value of accumulated benefit
  obligation:
   Vested benefits - employees' rights to receive
     benefits no longer contingent upon continued
     employment                                       $ 157,570     $ 132,927
   Non-vested benefits - employees' rights to
     receive benefits contingent upon continued
     employment                                           7,793         6,628
                                                      ---------     ---------
Total benefit obligation                              $ 165,363     $ 139,555
                                                      =========     =========

Funded Status of Plans:  Pension Assets and
  Obligations
   Pension assets at fair market value                $ 200,337     $ 183,838
   Projected benefit obligation at present value       (209,416)     (174,332)
   Unrecognized transition asset                         (8,765)       (9,688)
   Unrecognized prior service cost                       11,687        12,772
   Unrecognized net loss                                 20,110         1,130
                                                      ---------     ---------
Prepaid pension costs recorded on Balance Sheet       $  13,953     $  13,720
                                                      =========     =========

Rates used for calculations:
Discount rate                                             7.00%         8.00%
Expected rate of salary increase                          5.00%         5.00%
Expected long-term rate of return                         8.50%         8.50%


POSTEMPLOYMENT HEALTH CARE BENEFITS
Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are currently covered by a trusteed, non-contributory defined benefit postemployment health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

On January 1, 1991, CILCO adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This standard requires that the expected cost of postemployment health care benefits be charged to expense during the years in which employees render service. CILCO has elected to amortize the unfunded obligation at January 1, 1991, over a period of 18.6 years, which represents the average remaining service period.

Postemployment health care benefit costs were charged as follows:

                                                    1993      1992      1991
                                                        (In thousands)
   Operating expenses                              $5,767    $6,127    $5,770
   Utility plant and other                          2,060     2,098     2,374
                                                   ------    ------    ------
     Net postemployment health care benefit costs  $7,827    $8,225    $8,144
                                                   ======    ======    ======

Information on the plans' funded status, on an aggregate basis at December 31, 1993 and 1992, follows:

                                                           1993         1992
                                                             (In thousands)
Accumulated postemployment health care benefit
  obligation:
   Retirees                                              $44,340      $36,240
   Other fully eligible participants                      12,409       10,135
   Other active participants                              19,823       16,208
                                                         -------      -------
Total accumulated postemployment health care benefit
  obligation                                             $76,572      $62,583
Less:
   Unrecognized actuarial loss                            13,093        3,137
   Unrecognized transition obligation                     44,588       47,447
   Plan assets at fair value                              18,748       11,855
                                                         -------      -------
Accrued postemployment health care benefit cost
  liability                                              $   143      $   144
                                                         =======      =======
The components of net postemployment health care
  benefit costs are:
      Service cost - benefits attributed to
        service during the period                        $ 1,194      $ 1,096
   Actual return on plan assets                           (1,732)      (1,120)
   Interest cost on accumulated postemployment
     health care benefit obligation                        4,873        4,639
   Amortization of transition obligation over
     18.6 years                                            2,858        2,858
   Other net amortization and deferral                       634          752
                                                         -------      -------
   Net postemployment health care benefit costs          $ 7,827      $ 8,225
                                                         =======      =======


For measurement purposes, a health care cost trend rate of 9% annually was assumed for 1994; the rate was assumed to decrease to 8% for 1995, then decrease gradually to 6% by 2020 and remain at that level thereafter. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postemployment benefit obligation at December 31, 1993, by $5.2 million and the aggregate of the service and interest cost components of net postemployment health care cost for 1993 by $376,000. The discount rate used in determining the accumulated postemployment benefit obligation at December 31, 1993 was 7% and at December 31, 1992 was 8%. The weighted average expected return on assets net of taxes was 8.1% where taxes are assumed to decrease return by 0.4%.

CILCO-OWNED LIFE INSURANCE POLICIES
The following amounts related to CILCO-owned life insurance contracts, with one major insurance company, are recorded on the consolidated balance sheets:

                                               1993           1992
                                                 (In thousands)
     Cash surrender value of contracts       $26,186        $22,423
     Borrowings against contracts             24,923         13,361
                                             -------        -------
       Net                                   $ 1,263        $ 9,062
                                             =======        =======

Interest expense for CILCO-owned life insurance borrowings included in CILCO-owned Life Insurance, Net in the Consolidated Statements of Income was $1.4 million, $930,000 and $870,000 for 1993, 1992 and 1991, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximates fair value. At December 31, 1993 and 1992, CILCO had $278.3 million and $266.7 million, respectively, in long-term debt, including current maturities, consisting of first mortgage bonds, pollution control bonds, and medium-term notes, recorded on the Balance Sheet. The estimated fair value of these financial instruments at December 31, 1993 and 1992 is $305.2 million and $267.3 million, respectively, based on current market interest rates for other companies with comparable credit ratings, capital structures, and size.

NOTE 2: INCOME TAX EXPENSE

CILCO adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), on January 1, 1993, and accounted for its initial application as a cumulative change in accounting principle. SFAS 109 requires the use of the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. Adoption of SFAS 109 did not have a material impact on CILCO's financial position, results of operations or cash flows; however, the adoption of SFAS 109 required reclassification of accumulated deferred income taxes on the balance sheet. CILCO established a regulatory liability to account for the net effect of expected future regulatory actions related to unamortized investment tax credits, income tax liability initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction, and other items for which deferred taxes had not previously been provided.

The temporary differences related to CILCO's net deferred income tax liability at December 31, 1993, and January 1, 1993, were as follows:

                                          December 31, 1993     January 1, 1993
                                                      (In thousands)
Deferred Tax Liabilities:
    Property, including allowance for
      funds used during construction             $213,056            $212,891
    Other                                          11,835               8,302

Deferred Tax Assets:
    Other                                         (10,446)             (6,931)
    Net Regulatory Liabilities                    (69,477)            (74,321)
                                                 --------            --------
Net deferred income tax liability                $144,968            $139,941
                                                 ========            ========


Of the $5,027,000 increase in the net deferred income tax liability from January 1, 1993 to December 31, 1993, $182,000 is due to current year deferred federal and state income tax expense. The remaining increase is primarily the result of a decrease in the net regulatory liability.

Income taxes were as follows:
   For the Years Ended December 31         1993        1992        1991
                                                 (In thousands)
   Current operating income taxes
     Federal                             $18,510     $19,254     $20,008
     State                                 4,860       4,363       4,679
                                         -------     -------     -------
         Total operating current taxes    23,370      23,617      24,687
                                         -------     -------     -------
   Deferred operating income taxes, net
     Depreciation and amortization        (1,786)     (1,243)       (962)
     Repair allowance                        168        (431)        (46)
     Borrowed component of AFUDC              76         (70)        (70)
     Capitalized overhead costs             (888)       (867)       (732)
     Removal costs                         2,471       2,238       1,366
     Call premiums                         2,623        -           -
     Gas take-or-pay settlements           1,413      (1,679)     (1,318)
     Gas Storage Field                    (2,856)         12         378
     Postemployment health care costs       -           -            593
     Coal tar remediation costs              120        (952)        894
     Other                                  (791)        898         547
                                         -------     -------     -------
         Total operating deferred taxes      550      (2,094)        650
                                         -------     -------     -------

   Investment tax credits
     utilized, net of amortization        (1,694)     (1,694)     (1,694)
                                         -------     -------     -------
         Total operating income taxes     22,226      19,829      23,643
                                         -------     -------     -------
   Income taxes included in other
     income and expense, net              (1,859)     (2,106)     (1,314)
                                         -------     -------     -------

   Total income taxes                    $20,367     $17,723     $22,329
                                         =======     =======     =======

Total deferred income taxes, net, include deferred state income taxes of $332,000, $435,000 and $775,000 for 1993, 1992 and 1991, respectively.


                                              1993      1992      1991
      Effective income tax rate               37.7%     36.2%     35.9%
                                              ----      ----      ----
      Equity component of AFUDC not
        subject to taxation                     -         .1        .2
      Depreciation differences for
        which deferred taxes
        have not been provided                (1.0)      (.9)      (.9)
      Amortization of investment
        tax credit                             3.1       3.5       2.7
      CILCO-owned life insurance                .6        .5        .4
      State income taxes                      (6.2)     (6.3)     (5.7)
      Other differences                         .8        .9       1.4
                                              ----      ----      ----
          Total                               (2.7)     (2.2)     (1.9)
                                              ----      ----      ----
      Statutory federal income tax rate       35.0%     34.0%     34.0%
                                              ====      ====      ====

NOTE 3: SHORT-TERM FINANCING ARRANGEMENTS

CILCO had arrangements for bank lines of credit totaling $30 million at December 31, 1993, all of which were unused. These lines of credit consisted of $6.65 million maintained by compensating balances and $23.35 million maintained by commitment fees ranging from 1/16 to 3/16 of 1% per annum in lieu of balances. The compensating bank balance arrangements provide that CILCO maintain bank deposits to average annually from 3% to 5% of the line, such balances being available to CILCO for operating purposes and as compensation to the bank for other bank services. These bank lines of credit are also used to support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $12.4 million at December 31, 1993.

NOTE 4:  RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 1993 was $5.6 million.

NOTE 5: PREFERRED STOCK

December 31                                             1993         1992
                                                          (In thousands)
  PREFERRED STOCK, CUMULATIVE
    $100 Par Value, Authorized 1,500,000 Shares
        Without Mandatory Redemption
        4.50% Series - 111,264 Shares                  $11,126      $11,126
        4.64% Series  -  79,940 Shares                   7,994        7,994
        7.56% Series  - 170,000 Shares                    -          17,000
        7.72% Series  - 135,000 Shares                    -          13,500
        8.28% Series  - 150,000 Shares                    -          15,000
    Class A, No Par Value, Authorized
      3,500,000 Shares
        Flexible Auction Rate - 250,000 Shares(a)       25,000         -
        With Mandatory Redemption
        5.85% Series - 220,000 Shares                   22,000         -
                                                       -------      -------
        Total Preferred Stock                          $66,120      $64,620
                                                       =======      =======

(a)  Dividend rate at December 31, 1993 was 2.62%.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1993 is $2.8 million, assuming the auction dividend rate at December 31, 1993 for the flexible auction rate series.

Preferred Stock Without Mandatory Redemption
The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1993 are as follows:

   Series        Callable Price Per Share (plus accrued dividends)
   4.50%                             $110
   4.64%                             $102
   Flexible Auction Rate             $100

Preferred Stock With Mandatory Redemption
CILCO's 5.85% Class A preferred stock may be redeemed in 2003 at $100 per share. A mandatory redemption fund must be established on July 1, 2003. The fund will provide for the redemption of 11,000 shares for $1.1 million on July
1 of each year through July 1, 2007. On July 1, 2008, the remaining 165,000 shares will be retired for $16.5 million.

NOTE 6:  LONG-TERM DEBT


December 31                                             1993         1992
                                                          (In thousands)
  LONG-TERM DEBT (excluding current maturities)
      First Mortgage Bonds
        5 1/8% Series Due 1996                        $ 16,000     $ 16,000
        5 1/2% Series Due 1997                          20,000       20,000
        7 7/8% Series Due 2001                            -          30,000
        7 5/8% Series Due 2002                            -          25,000
        7 1/2% Series Due 2007                          50,000       50,000
        8 1/5% Series Due 2022                          65,000       65,000
      Medium-Term Notes
        5.7% Series Due 1998                            10,650         -
        6.4% Series Due 2000                            30,000         -
        6.82% Series Due 2003                           25,350         -
        7.8% Series Due 2023                            10,000         -
      Pollution Control Series A,
        $20,000,000 6.2% Due 2004,
        with a sinking fund commencing
        in 1995                                           -          20,000
      Pollution Control Series B, 6 1/8% Due
        2008, with a sinking fund commencing
        in 2000                                           -          12,000
      Pollution Control Refunding Series F,
        6 1/2% Due 2010                                  5,000        5,000
      Pollution Control Refunding Series G,
        6.2% Due 2012                                    1,000        1,000
      Pollution Control Refunding Series E,
        6 1/2% Due 2018                                 14,200       14,200
      Pollution Control Refunding Series H,
        5.9% Due 2023                                   32,000         -
                                                      --------     --------
          Total First Mortgage Bonds                   279,200      258,200
      Unamortized Premium and Discount on Long-
        Term Debt, Net                                    (879)        (839)
                                                      --------     --------
  TOTAL LONG-TERM DEBT                                $278,321     $257,361
                                                      ========     ========


CILCO's first mortgage bonds are secured by a lien on substantially all property and franchises. Unamortized borrowing expense, call premiums, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt for the five-year period ending December 31, 1998 are $16 million due in 1996, $20 million due in 1997 and $10.65 million due in 1998.

NOTE 7: COMMITMENTS & CONTINGENCIES

CILCO's capital expenditures for utility plant for 1994 are estimated to be $90 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1993.

It is the policy of CILCO to act as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

In August 1990, CILCO entered into a firm, wholesale bulk power purchase agreement with Central Illinois Public Service Company (CIPS). This agreement, which expires in 1998, provides for an initial purchase of 30 megawatts (MW) of capacity, increasing to 90 MW in 1997. CILCO can increase purchases to a maximum of 100 MW during the contract period, provided CIPS then has the additional capacity available. In November 1992, CILCO entered into a limited-term power agreement to purchase 100 MW of CIPS' capacity from June 1998 through May 2002. At CILCO's request, purchases may be increased to a maximum of 150 MW during the contract period, provided CIPS has the additional capacity available.

Reference is made to the following sections in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation for a discussion of additional commitments and contingencies: Environmental Matters (regarding former gas manufacturing sites) and Gas Operations for a discussion regarding contingencies related to CILCO's Springfield gas system.

NOTE 8:  RATE MATTERS

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Gas Rate Increase Request, Environmental Matters, Electric Competition, and Gas Take-or-Pay Charges for a discussion of gas and electric rate matters.

NOTE 9:  LEASES

CILCO leases certain equipment, buildings, and other facilities under capital and operating leases. Minimum future rental payments under non-cancelable capital and operating leases having remaining terms in excess of one year as of December 31, 1993, are $24 million in total. Payments due during the years ending December 31, 1994 through December 31, 1998, are $5.2 million;
$3.1 million; $2.9 million; $2.9 million; and $2.9 million, respectively.

NOTE 10:  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly consolidated operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CILCO's operating results for the periods indicated (see Note 1). The results of operations for each of the fiscal quarters are not necessarily comparable or necessarily indicative of the results of an entire year due to, among other factors, the seasonal nature of CILCO's business.

For the Three Months Ended   March 31    June 30  September 30  December 31
                                              (In thousands)
1993
Operating revenue            $133,234    $94,184    $109,800     $116,660
Operating income               16,978     11,358      19,855       11,996
Net income                     11,303      5,862      14,052        6,461

1992
Operating revenue            $122,523    $91,578    $100,212     $119,426
Operating income               16,332     11,701      18,012       11,555
Net income                      9,922      7,053      12,512        6,149

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    CILCORP
Not applicable.

                                     CILCO

Not applicable.
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

                                    CILCORP

The information required by Item 10 relating to directors is set forth in the Company's definitive proxy statement for its 1994 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" on pages 3 through 11 of such proxy statement. Information required by Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

                                     CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 1994 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" on pages 2 through 7 of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

Item 11.  Executive Compensation

                                    CILCORP

The Company has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" on pages 13 through 19 of such proxy statement.

                                     CILCO

CILCO has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" on pages 8 through 13 of such proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                    CILCORP

The Company has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" on pages 2 through 4 of such proxy statement.

                                     CILCO

CILCO has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" on pages 1 and 2 of such proxy statement.

Item 13.  Certain Relationships and Related Transactions

                                    CILCORP

CILCORP Inc. (CILCORP or Company), a holding company, is the parent of its subsidiaries Central Illinois Light Company (CILCO), CILCORP Development Services Inc., CILCORP Investment Management Inc., CILCORP Ventures Inc., and Environmental Science & Engineering, Inc. (ESE). In the course of business, the Company carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by the Company and the other subsidiaries for any services it provides.

ESE and the Holding Company entered into an agreement to consolidate ESE's outstanding debt. Under this agreement, ESE can draw on a $15 million revolving line of credit which expires May 2, 1996. ESE also borrowed $20 million from the Holding Company on a term credit basis with the principal due May 2, 1998.

Additionally, at December 31, 1993, ESE had borrowed $20.9 million from
CILCORP.

At December 31, 1993, CILCORP guaranteed $21 million of outstanding debt of CILCORP Lease Management Inc. CILCORP receives a fee for the guarantee.

CIM has guaranteed the performance of CIM Leasing Inc. and CIM Air Leasing Inc. with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

                                     CILCO

Certain members of the Board of Directors of CILCORP Inc. are also members of the Board of Directors of CILCO and the secretary of CILCO is also a Vice President of CILCORP Inc.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                    CILCORP

                                                                   Page No.
                                                                   Form 10-K
(a)  1.   Financial Statements

          The following are included herein:

          Management's Report                                         50

          Report of Independent Public Accountants                    51

          Consolidated Statements of Income for the three years
            ended December 31, 1993                                  52-53

          Consolidated Balance Sheets as of December 31, 1993 and
            December 31, 1992                                        54-55

          Consolidated Statements of Cash Flows for the three
            years ended December 31, 1993                            56-57

          Consolidated Statements of Common Stockholders' Equity
            for the three years ended December 31, 1993               58

          Consolidated Statements of Segments of Business for
            the three years ended December 31, 1993                  59-61

          Notes to the Consolidated Financial Statements             62-77

(a) 2.    Financial Statement Schedules

          The following schedules are included herein.

          Schedule V    - Property, Plant and Equipment for the
                          three years ended December 31, 1993       109-114

          Schedule VI   - Accumulated Depreciation, Depletion and
                          Amortization of Property, Plant
                          and Equipment for the three years
                          ended December 31, 1993                   115-120

          Schedule VIII - Valuation and Qualifying Accounts
                          and Reserves                                121

          Schedule IX   - Short-term Borrowings for the three
                          years ended December 31, 1993               122

          Schedule XIII -Investment in Leveraged Leases at
                         December 31, 1993                            123

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.   Exhibits

  *(3) Articles of Incorporation (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit (3)).

  *(3)a By-laws as amended December 4, 1990 (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-8946, as Exhibit (3)a).

  *(4)   Indenture of Mortgage and Deed of Trust between Illinois Power
*** Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through January 1, 1993. (Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No. 1-2732, as Exhibit A, in Form 8-K for July 1958, File No. 1-2732, as Exhibit A, in Form 8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May 1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992, File No. 1-2732, as Exhibit (4) and in Form 8-K dated January 29, 1993, File No. 1-2732, as Exhibit (4).)

 *(4)a   Supplemental Indenture dated August 1, 1993.

 (10)    CILCO Executive Deferral Plan as amended through February 22, 1994.

 *(10)a Executive Deferral Plan II (Designated in Form 10-K for the year ended December 31, 1989, File No. 1-8946, as Exhibit (10)b).

 *(10)b Economic Value Added Incentive Compensation Plan (Designated in Form 10-K for the year ended December 31, 1989, File No. 1-8946, as Exhibit (10)c).

 *(10)c CILCO Compensation Protection Plan (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-8946, as Exhibit (10)d).

 *(10)d CILCO Benefit Replacement Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit (10)e).

 *(10)e Deferred Compensation Stock Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit (10)f).

 *(10)f Shareholder Return Incentive Compensation Plan (included as part of Company's definitive proxy in 1993 Anuual Meeting of Stockholders, filed with the Commission on March 26,1993.)

  (12)   Computation of Ratio of Earnings to Fixed Charges

 *(13)   Annual Report to Security Holders

  (24)   Consent of Arthur Andersen & Co.

  (25)   Power of Attorney

**(b)    Reports on Form 8-K

         A Form 8-K was filed on December 17, 1993, to disclose an agreement between CILCO and one of its largest customers to develop a cogeneration plant.

         A Form 8-K was filed on December 31, 1993, to disclose CILCORP Inc., through its wholly-owned subsidiary, CILCORP Investment Management Inc., (CIM), acquired a 40% partnership interest in a McDonnell Douglas MD-11F cargo plane through a leveraged lease transaction. The plane will be leased to a U. S. corporation which will use it in its fleet operations.

         A Form 8-K was filed on January 14, 1994, to disclose CILCO's filing with the Illinois Commerce Commission (ICC) to increase gas base rates.

  *These exhibits have been previously filed with the Securities and Exchange
   Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

***Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the
   Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

                                     CILCO

                                                                   Page No.
                                                                   Form 10-K
(a)  1.   Financial Statements
          The following are included herein:

          Management's Report                                         78

          Report of Independent Public Accountants                    79

          Consolidated Statements of Income for the three years
            ended December 31, 1993                                   80

          Consolidated Balance Sheets as of December 31, 1993 and
            December 31, 1992                                        81-82

          Consolidated Statements of Cash Flows for the three
            years ended December 31, 1993                            83-84

          Consolidated Statements of Retained Earnings for the
            three years ended December 31, 1993                       85

          Consolidated Statements of Segments of Business for
            the three years ended December 31, 1993                  86-87

          Notes to the Consolidated Financial Statements            88-100

(a)  2.   Financial Statement Schedules
          The following schedules are included herein:
          Schedule II   - Amounts Receivable from Related Parties
                          and Underwriters, Promoters and
                          Employees Other Than Related Parties        124

          Schedule V    - Property, Plant and Equipment for the
                          three years ended December 31, 1993       125-130

          Schedule VI   - Accumulated Depreciation, Depletion and
                          Amortization of Property, Plant and
                          Equipment for the three years ended
                          December 31, 1993                         131-136

          Schedule VIII - Valuation and Qualifying Accounts and
                          Reserves for the three years ended
                          December 31, 1993                           137

          Schedule IX   - Short-Term Borrowings for the
                          three years ended December 31, 1993         138

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)  3.   Exhibits

   *(3) Articles of Incorporation. (Designated in Form 10-K for the fiscal year ended December 31, 1980, File No. 1-2732, as Exhibit 3).

   *(3)a Bylaws. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (3) a).

   *(4) Indenture of Mortgage and Deed of Trust between Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through January 1, 1993. (Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No. 1-2732, as Exhibit A, in Form 8-K for July 1958, File No. 1-2732, as Exhibit A, in Form 8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May 1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992, File No. 1-2732, as Exhibit (4) and in Form 8-K dated January 29, 1993, File No. 1-2732, as Exhibit (4).)

   *(4)a  Supplemental Indenture dated August 1, 1993.

   (10) Executive Deferral Plan as amended February 2, 1994. (Designated in Form 10-K for the year ended December 31, 1993, File No. 1-8946, as Exhibit (10).)

  *(10)a Executive Deferral Plan II. (Designated in Form 10-K for the year ended December 31, 1989, File No. 1-2732, as Exhibit (10)b.)

  *(10)b Compensation Protection Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)c.)

  *(10)c Deferred Compensation Stock Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)d.)

  *(10)d Economic Value Added Incentive Compensation Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)e.)

  *(10)e Benefit Replacement Plan. (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-2732, as Exhibit (10)f.)

  *(10)f  Shareholder Return Incentive Compensation Plan

   (12)   Computation of Ratio of Earnings to Fixed Charges

   (25)   Power of Attorney

(b)       Reports on Form 8-K
          A Form 8-K was filed on December 17, 1993 to disclose an agreement between CILCO and one of its largest customers to develop a cogeneration plant.

          A Form 8-K was filed on January 14, 1994 to disclose CILCO's filing with the Illinois Commerce Commission (ICC) to increase gas base rates.



  *These exhibits have been previously filed with the Securities and Exchange
   Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

Schedule V
Page 1 of 6

                                         CILCORP INC. AND SUBSIDIARY COMPANIES
                                     Property, Plant and Equipment at Original Cost
                                              Year Ended December 31, 1993
        Column A                           Column B       Column C         Column D       Column E        Column F
                                          Balance at                                                     Balance at
                                         Beginning of     Additions                        Other           End of
                                            Period           at                           Changes          Period
    Classification                     January 1, 1993      Cost         Retirements   Add (Deduct)   December 31, 1993
                                                                  (Thousands of dollars)
   Electric Utility Plant:
      In Service -
          Intangible                       $      633        $  -            $  -          $   -          $      633
          Steam production                    459,695          4,338           4,084           -             459,949
          Other production                      5,995             53            -              -               6,048
          Transmission                         86,475            545             366           -              86,654
          Distribution                        446,660         27,834           4,564           12            469,942
          General                              23,888          1,795           1,755          (14)            23,914
      Held for future use                         443           -               -              -                 443
      Construction work in progress            19,046          6,572            -              -              25,618
      Plant acquisition adjustment             12,462           -               -              -              12,462
                                           ----------        -------         -------       ------         ----------
                                            1,055,297         41,137          10,769           (2)         1,085,663
                                           ----------        -------         -------       ------         ----------
   Gas Utility Plant:
      In Service -
          Intangible                               30           -               -              -                  30
          Storage                              37,913            571             134           -              38,350
          Transmission                         48,798          1,207             194          (38)            49,773
          Distribution                        216,917         27,440           9,810           38            234,585
          General                              11,280          1,089             723           -              11,646
      Construction work in progress             4,165           (126)           -              -               4,039
      Plant acquisition adjustment              6,206           -               -              -               6,206
                                           ----------        -------         -------       ------         ----------
                                              325,309         30,181          10,861           -             344,629
                                           ----------        -------         -------       ------         ----------

Schedule V
Page 2 of 6

   Common Utility Plant:
      In Service                               31,759          1,265             869        3,237             35,392
      Construction work in progress             2,266            (27)             -            -               2,239
                                           ----------        -------         -------      -------         ----------
                                               34,025          1,238             869        3,237             37,631
                                           ----------        -------         -------      -------         ----------
   Other:                                      27,573          5,704             636           -              32,641
                                           ----------        -------         -------      -------         ----------
          Total:                           $1,442,204        $78,260         $23,135      $ 3,235         $1,500,564
                                           ==========        =======         =======      =======         ==========

Schedule V
Page 3 of 6

                                         CILCORP INC. AND SUBSIDIARY COMPANIES
                                     Property, Plant and Equipment at Original Cost
                                              Year Ended December 31, 1992
        Column A                           Column B       Column C         Column D       Column E        Column F
                                          Balance at                                                     Balance at
                                         Beginning of     Additions                        Other           End of
                                            Period           at                           Changes          Period
    Classification                     January 1, 1992      Cost         Retirements   Add (Deduct)   December 31, 1992
                                                                  (Thousands of dollars)
   Electric Utility Plant:
      In Service -
          Intangible                       $      633        $  -            $  -           $  -          $      633
          Steam production                    456,138          7,781           4,391          167            459,695
          Other production                      6,332           -                331           (6)             5,995
          Transmission                         87,322             73              73         (847)            86,475
          Distribution                        422,054         27,796           4,076          886            446,660
          General                              23,232          2,497           1,847            6             23,888
      Held for future use                         443           -               -              -                 443
      Construction work in progress            16,523          2,523            -              -              19,046
      Plant acquisition adjustment             12,462           -               -              -              12,462
                                           ----------        -------         -------        -----         ----------
                                            1,025,139         40,670          10,718          206          1,055,297
                                           ----------        -------         -------        -----         ----------
   Gas Utility Plant:
      In Service -
          Intangible                               30           -               -              -                  30
          Storage                              37,929            304             319           (1)            37,913
          Transmission                         48,453            363              16           (2)            48,798
          Distribution                        203,900         15,265           2,250            2            216,917
          General                              11,197            798             716            1             11,280
      Construction work in progress             1,662          2,503            -              -               4,165
      Plant acquisition adjustment              6,206           -               -              -               6,206
                                           ----------        -------         -------        -----         ----------
                                              309,377         19,233           3,301           -             325,309
                                           ----------        -------         -------        -----         ----------

Schedule V
Page 4 of 6

   Common Utility Plant:
      In Service                               31,303            868             412           -              31,759
      Construction work in progress             1,214          1,052            -              -               2,266
                                           ----------        -------         -------        -----         ----------
                                               32,517          1,920             412           -              34,025
                                           ----------        -------         -------        -----         ----------
   Other                                       32,885          7,260             447      (12,125)            27,573
                                           ----------        -------         -------      -------         ----------
             Total                         $1,399,918        $69,083         $14,878     $(11,919)        $1,442,204
                                           ==========        =======         =======      =======         ==========

Schedule V
Page 5 of 6

                                         CILCORP INC. AND SUBSIDIARY COMPANIES
                                     Property, Plant and Equipment at Original Cost
                                              Year Ended December 31, 1991
        Column A                           Column B       Column C         Column D       Column E        Column F
                                          Balance at                                                     Balance at
                                         Beginning of     Additions                        Other           End of
                                            Period           at                           Changes          Period
    Classification                     January 1, 1991      Cost         Retirements   Add (Deduct)   December 31, 1991
                                                                  (Thousands of dollars)
   Electric Utility Plant:
      In Service -
          Intangible                       $      633        $  -            $  -           $  -          $      633
          Steam production                    450,177          8,065           1,907         (197)           456,138
          Other production                      6,299             33            -              -               6,332
          Transmission                         84,759          2,750             120          (67)            87,322
          Distribution                        401,069         24,152           3,371          204            422,054
          General                              22,551          1,985           1,311            7             23,232
      Held for future use                         424           -                 47           66                443
      Construction work in progress            12,746          3,777            -              -              16,523
      Plant acquisition adjustment             12,462           -               -              -              12,462
                                           ----------        -------         -------        -----         ----------
                                              991,120         40,762           6,756           13          1,025,139
                                           ----------        -------         -------        -----         ----------
   Gas Utility Plant:
      In Service -
          Intangible                               30           -               -              -                  30
          Storage                              37,505            845             419           (2)            37,929
          Transmission                         47,666            847              68            8             48,453
          Distribution                        192,762         12,622           1,466          (18)           203,900
          General                              10,942            938             698           15             11,197
      Construction work in progress             3,358         (1,696)           -              -               1,662
      Plant acquisition adjustment              6,206           -               -              -               6,206
                                           ----------        -------         -------        -----         ----------
                                              298,469         13,556           2,651            3            309,377
                                           ----------        -------         -------        -----         ----------

Schedule V
Page 6 of 6

   Common Utility Plant:
      In Service                               32,660          1,307           2,583          (81)            31,303
      Construction work in progress                48          1,166            -              -               1,214
                                           ----------        -------         -------        -----         ----------
                                               32,708          2,473           2,583          (81)            32,517
                                           ----------        -------         -------      -------         ----------
   Other:                                      26,347          6,538              -            -              32,885
                                           ----------        -------         -------        -----         ----------
             Total                         $1,348,644        $63,329         $11,990        $ (65)        $1,399,918
                                           ==========        =======         =======        =====         ==========

Schedule VI
Page 1 of 6

                                          CILCORP INC. AND SUBSIDIARY COMPANIES
                  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                                              Year Ended December 31, 1993
          Column A                   Column B        Column C               Column D        Column E      Column F
                                    Balance at       Additions                                Other      Balance at
                                    Beginning    Charged  Charged          Deductions        Changes       End of
                                    of Period       to    to Other    Retirements  Cost of     Add         Period
        Description              January 1, 1993  Income  Accounts(1)   at Cost    Removal  (Deduct) December 31, 1993
                                                                 (Thousands of dollars)
   Accumulated provision for
    depreciation and amortization
    of plant and equipment:
       Electric
           Production               $203,569      $15,896  $   17       $ 4,084    $2,649     $ -       $212,749
           Transmission               43,054        2,350    -              366       (25)      -         45,063
           Distribution              182,890       18,590     504         4,564     1,282       -        196,138
           General                    10,751          507   1,397         1,755       558       -         10,342
                                    --------      -------  ------       -------   -------     ---       --------
                                     440,264       37,343   1,918        10,769     4,464       -        464,292
                                    --------      -------  ------       -------   -------     ---       --------
       Gas
           Intangible                     17         -       -             -         -          -             17
           Storage                    16,940        1,400    -              135        13       -         18,192
           Transmission               24,180        1,213      34           194        20       -         25,213
           Distribution               98,026       11,236      10         9,810     2,389       -         97,073
           General                     4,833          173     719           723      -          -          5,002
                                    --------      -------  ------       -------    ------     ---       --------
                                     143,996       14,022     763        10,862     2,422       -        145,497
                                    --------      -------  ------       -------    ------     ---       --------
       Common                          8,343        1,657    -              869         8       -          9,123
                                    --------      -------  ------       -------    ------     ---       --------
       Other                           4,017        5,057    -              606      -          -          8,468
                                    --------      -------  ------       -------    ------     ---       --------

             Total                  $596,620      $58,079  $2,681       $23,106    $6,894       -       $627,380
                                    ========      =======  ======       =======    ======     ===       ========

Schedule VI
Page 2 of 6

   Accumulated provision for
    amortization of acquisition
    adjustments:
       Electric                     $  9,180      $   498  $ -          $  -       $ -        $ -       $  9,678
       Gas                             4,708          214    -             -         -          -          4,922
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $ 13,888      $   712  $ -          $  -       $ -        $ -       $ 14,600
                                    ========      =======  ======       =======    ======     ===       ========

   (1)  Includes charges to clearing accounts of $1.8 million, charges to administrative and general expense of
        $9,000, charges to affiliates of $16,000, salvage on retirements of $1 million, and a plant adjustment of $(13,000).

Schedule VI
Page 3 of 6

                                          CILCORP INC. AND SUBSIDIARY COMPANIES
                  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                                              Year Ended December 31, 1992
          Column A                   Column B        Column C               Column D        Column E      Column F
                                    Balance at       Additions                                Other      Balance at
                                    Beginning    Charged  Charged          Deductions        Changes       End of
                                    of Period       to    to Other    Retirements  Cost of     Add         Period
        Description              January 1, 1992  Income  Accounts(1)   at Cost    Removal  (Deduct) December 31, 1992
                                                                 (Thousands of dollars)
   Accumulated provision for
    depreciation and amortization
    of plant and equipment:
       Electric
           Production               $195,935      $15,852  $   14       $ 4,723    $3,509     $    -      $203,569
           Transmission               40,627        2,374     159            74        32          -        43,054
           Distribution              170,222       17,632     457         4,076     1,345          -       182,890
           General                    10,637          577   1,469         1,846        86          -        10,751
                                    --------      -------  ------       -------   -------    --------     --------
                                     417,421       36,435   2,099        10,719     4,972          -       440,264
                                    --------      -------  ------       -------   -------    --------     --------
       Gas
           Intangible                     17         -       -             -         -             -            17
           Storage                    15,883        1,394    -              318        19          -        16,940
           Transmission               23,018        1,196       4            16        22          -        24,180
           Distribution               91,183       10,475       5         2,251     1,386          -        98,026
           General                     4,622          178     752           716         3          -         4,833
                                    --------      -------  ------       -------    ------    --------     --------
                                     134,723       13,243     761         3,301     1,430          -       143,996
                                    --------      -------  ------       -------    ------    --------     --------
       Common Utility                  7,075        1,717      31           380       100          -         8,343
                                    --------      -------  ------       -------    ------    --------     --------
      Other                           12,316        4,423     -             597       -       (12,125)       4,017
                                    --------      -------  ------       -------    ------    --------     --------
             Total                  $571,535      $55,818  $2,891       $14,997    $6,502    $(12,125)    $596,620
                                    ========      =======  ======       =======    ======    ========     ========

Schedule VI
Page 4 of 6

   Accumulated provision for
    amortization of acquisition
    adjustments:
       Electric                     $  8,682      $   498  $ -          $  -       $ -            $-      $  9,180
       Gas                             4,494          214    -             -         -             -         4,708
                                    --------      -------  ------       -------    ------         ---     --------
             Total                  $ 13,176      $   712  $ -          $  -       $ -            $-      $ 13,888
                                    ========      =======  ======       =======    ======         ===     ========

   (1)  Includes charges to clearing accounts of $1.8 million, charges to administrative and general expense of
        $8,000, charges to affiliates of $11,000, salvage on retirements of $1 million, and a plant adjustment of $42,000.

Schedule VI
Page 5 of 6

                                          CILCORP INC. AND SUBSIDIARY COMPANIES
                  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                                              Year Ended December 31, 1991
          Column A                   Column B        Column C               Column D        Column E      Column F
                                    Balance at       Additions                                Other      Balance at
                                    Beginning    Charged  Charged          Deductions        Changes       End of
                                    of Period       to    to Other    Retirements  Cost of     Add         Period
        Description              January 1, 1991  Income  Accounts(1)   at Cost    Removal  (Deduct) December 31, 1991
                                                                 (Thousands of dollars)
   Accumulated provision for
    depreciation and amortization
    of plant and equipment:
       Electric
           Production               $184,379      $15,684  $   51       $ 1,907    $2,272     $ -       $195,935
           Transmission               38,478        2,332    -              119        64       -         40,627
           Distribution              157,485       16,687     576         3,330     1,196       -        170,222
           General                     9,959          634   1,356         1,309      -         (3)        10,637
                                    --------      -------  ------       -------    ------     ---       --------
                                     390,301       35,337   1,983         6,665     3,532      (3)       417,421
                                    --------      -------  ------       -------    ------     ---       --------
       Gas
           Intangible                     16            1    -             -         -          -             17
           Storage                    14,945        1,382    -              419        25       -         15,883
           Transmission               21,939        1,182    -               68        35       -         23,018
           Distribution               84,025        9,918       6         1,466     1,300       -         91,183
           General                     4,443          205     672           698      -          -          4,622
                                    --------      -------  ------       -------    ------     ---       --------
                                     125,368       12,688     678         2,651     1,360       -        134,723
                                    --------      -------  ------       -------    ------     ---       --------
       Common                          8,060        1,592       7         2,585         2       3          7,075
                                    --------      -------  ------       -------    ------     ---       --------
       Other                           8,802        3,514     -             -         -         -         12,316
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $532,531      $53,131  $2,668       $11,901    $4,894     $ -       $571,535
                                    ========      =======  ======       =======    ======     ===       ========

Schedule VI
Page 6 of 6

   Accumulated provision for
    amortization of acquisition
    adjustments:
       Electric                     $  8,183      $   499  $ -          $  -       $ -        $ -       $  8,682
       Gas                             4,280          214    -             -         -          -          4,494
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $ 12,463      $   713  $ -          $  -       $ -        $ -       $ 13,176
                                    ========      =======  ======       =======    ======     ===       ========

   (1)  Includes charges to clearing accounts of $1.8 million, charges to administrative and general expense of
        $8,000, charges to affiliates of $9,000 and salvage on retirements of $833,000.

          Schedule VIII

                            CILCORP INC. AND SUBSIDIARY COMPANIES

                               Valuation and Qualifying Accounts
                               and Reserves for the Three Years
                                    Ended December 31, 1993
                                     (Thousands of dollars)

                  Column A                     Column B        Column C

                                              Balance at      Balance at
                                             Beginning of       End of
                 Description                    Period          Period
     Allowance deducted from
       asset to which it applies:

        Allowance for uncollectible
          accounts receivable:
           Year ended December 31, 1993 -        $1,943          $2,255
           Year ended December 31, 1992 -        $1,934          $1,943
           Year ended December 31, 1991 -        $2,090          $1,934


     Other reserves:
        Reserve for injuries and damages:
           Year ended December 31, 1993 -        $1,869          $2,321
           Year ended December 31, 1992 -        $1,284          $1,869
           Year ended December 31, 1991 -         1,036           1,284


Schedule IX
                      CILCORP INC. AND SUBSIDIARY COMPANIES

                       Short-Term Borrowings for the Three
                          Years Ended December 31, 1993
                             (Thousands of dollars)

   Column A            Column B      Column C       Column D       Column E     Column F

                                     Weighted                                   Weighted
                                      average        Maximum        Average      average
  Category of                        interest        amount         amount      interest
   aggregate            Balance      rate at       outstanding    outstanding     rate
  short-term            at end        end of       during the     during the   during the
  borrowings           of period      period period period period
1993

Commercial Paper        $12,400       3.4%          $28,000        $18,785         3.2%
Notes payable to
   banks                $18,800       3.6%          $18,800        $ 6,484         4.1%


1992

Commercial paper        $24,500       3.6%          $24,500        $ 5,933(c)      3.0%(b)
Notes payable other     $     0        N/A          $    30        $     7(a)     11.8%(b)
Notes payable to
   banks                $ 4,751       5.1%          $ 5,800        $ 3,713(a)      5.0%(b)

1991

Commercial paper        $11,500       4.7%          $11,500        $   415(c)      4.7%(b)
Notes payable other     $    30      11.8%          $   396        $   322(a)     11.9%(b)
Notes payable to
   banks                $     0        N/A          $38,450        $16,288(a)      7.6%(b)


(a)  The average borrowings were determined based on the amounts outstanding at each month-end.
(b)  The weighted average interest rate during the year was computed by dividing actual interest expense by average short-term borrowings.
(c)  The average borrowings were based on the outstanding daily balance.

Schedule XIII

                    CILCORP INC. AND SUBSIDIARY COMPANIES

                       Investment in Leveraged Leases
                        Year Ended December 31, 1993
                           (Thousands of dollars)
                                                   Cost       Amount
Leveraged leases                                  of each   carried on
                                                 lease(A)  Balance Sheet(B)
Office buildings                                 $ 8,004      $ 43,794
Warehouses                                        26,872        19,244
Mining equipment                                  10,244        15,737
Generating station                                14,957        22,313
Passenger railway equipment                        3,805         4,003
Cargo aircraft                                     9,583         9,712
                                                 --------     --------
   Totals                                        $73,465      $114,803
                                                 ========     ========

(A) This value is the original cost of the leveraged lease net of nonrecourse debt.
(B) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt.

Schedule II

                        CENTRAL ILLINOIS LIGHT COMPANY
           Amounts Receivable from Related Parties and Underwriters,
              Promoters and Employees Other Than Related Parties


                Column A       Column B    Column C     Column D    Column E
                              Balance at                           Balance at
Year Ended                   Beginning of                            End of
December 31  Name of Debtor     Period     Additions   Deductions    Period
                                              (In thousands)
   1993      CILCORP Inc.        $338       $1,612       $1,602        $348

   1992      CILCORP Inc.         734        2,724        3,120         338

   1991      CILCORP Inc.         629        3,793        3,688         734


Schedule V
Page 1 of 6

                                CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                                     Property, Plant and Equipment at Original Cost
                                              Year Ended December 31, 1993
        Column A                           Column B       Column C         Column D       Column E        Column F
                                          Balance at                                                     Balance at
                                         Beginning of     Additions                        Other           End of
                                            Period           at                           Changes          Period
    Classification                     January 1, 1993      Cost         Retirements   Add (Deduct)   December 31, 1993
                                                                  (Thousands of dollars)
   Electric Utility Plant:
      In Service -
          Intangible                       $      633        $  -            $  -          $   -          $      633
          Steam production                    459,695          4,338           4,084           -             459,949
          Other production                      5,995             53            -              -               6,048
          Transmission                         86,475            545             366           -              86,654
          Distribution                        446,660         27,834           4,564           12            469,942
          General                              23,888          1,795           1,755          (14)            23,914
      Held for future use                         443           -               -              -                 443
      Construction work in progress            19,046          6,572            -              -              25,618
      Plant acquisition adjustment             12,462           -               -              -              12,462
                                           ----------        -------         -------       ------         ----------
                                            1,055,297         41,137          10,769           (2)         1,085,663
                                           ----------        -------         -------       ------         ----------
   Gas Utility Plant:
      In Service -
          Intangible                               30           -               -              -                  30
          Storage                              37,913            571             134           -              38,350
          Transmission                         48,798          1,207             194          (38)            49,773
          Distribution                        216,917         27,440           9,810           38            234,585
          General                              11,280          1,089             723           -              11,646
      Construction work in progress             4,165           (126)           -              -               4,039
      Plant acquisition adjustment              6,206           -               -              -               6,206
                                           ----------        -------         -------       ------         ----------
                                              325,309         30,181          10,861           -             344,629
                                           ----------        -------         -------       ------         ----------

Schedule V
Page 2 of 6

   Common Utility Plant:
      In Service                               31,759          1,265             869        3,237             35,392
      Construction work in progress             2,266            (27)           -              -               2,239
                                           ----------        -------         -------       ------         ----------
                                               34,025          1,238             869        3,237             37,631
                                           ----------        -------         -------       ------         ----------
             Total                         $1,414,631        $72,556         $22,499       $3,235         $1,467,923
                                           ==========        =======         =======       ======         ==========

Schedule V
Page 3 of 6

                                CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                                     Property, Plant and Equipment at Original Cost
                                              Year Ended December 31, 1992
        Column A                           Column B       Column C         Column D       Column E        Column F
                                          Balance at                                                     Balance at
                                         Beginning of     Additions                        Other           End of
                                            Period           at                           Changes          Period
    Classification                     January 1, 1992      Cost         Retirements   Add (Deduct)   December 31, 1992
                                                                  (Thousands of dollars)
   Electric Utility Plant:
      In Service -
          Intangible                       $      633        $  -            $  -           $  -          $      633
          Steam production                    456,138          7,781           4,391          167            459,695
          Other production                      6,332           -                331           (6)             5,995
          Transmission                         87,322             73              73         (847)            86,475
          Distribution                        422,054         27,796           4,076          886            446,660
          General                              23,232          2,497           1,847            6             23,888
      Held for future use                         443           -               -              -                 443
      Construction work in progress            16,523          2,523            -              -              19,046
      Plant acquisition adjustment             12,462           -               -              -              12,462
                                           ----------        -------         -------        -----         ----------
                                            1,025,139         40,670          10,718          206          1,055,297
                                           ----------        -------         -------        -----         ----------
   Gas Utility Plant:
      In Service -
          Intangible                               30           -               -              -                  30
          Storage                              37,929            304             319           (1)            37,913
          Transmission                         48,453            363              16           (2)            48,798
          Distribution                        203,900         15,265           2,250            2            216,917
          General                              11,197            798             716            1             11,280
      Construction work in progress             1,662          2,503            -              -               4,165
      Plant acquisition adjustment              6,206           -               -              -               6,206
                                           ----------        -------         -------        -----         ----------
                                              309,377         19,233           3,301           -             325,309
                                           ----------        -------         -------        -----         ----------

Schedule V
Page 4 of 6

   Common Utility Plant:
      In Service                               31,303            868             412           -              31,759
      Construction work in progress             1,214          1,052            -              -               2,266
                                           ----------        -------         -------        -----         ----------
                                               32,517          1,920             412           -              34,025
                                           ----------        -------         -------        -----         ----------
             Total                         $1,367,033        $61,823         $14,431        $ 206         $1,414,631
                                           ==========        =======         =======        =====         ==========

Schedule V
Page 5 of 6

                                CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                                     Property, Plant and Equipment at Original Cost
                                              Year Ended December 31, 1991
        Column A                           Column B       Column C         Column D       Column E        Column F
                                          Balance at                                                     Balance at
                                         Beginning of     Additions                        Other           End of
                                            Period           at                           Changes          Period
    Classification                     January 1, 1991      Cost         Retirements   Add (Deduct)   December 31, 1991
                                                                  (Thousands of dollars)
   Electric Utility Plant:
      In Service -
          Intangible                       $      633        $  -            $  -           $  -          $      633
          Steam production                    450,177          8,065           1,907         (197)           456,138
          Other production                      6,299             33            -              -               6,332
          Transmission                         84,759          2,750             120          (67)            87,322
          Distribution                        401,069         24,152           3,371          204            422,054
          General                              22,551          1,985           1,311            7             23,232
      Held for future use                         424           -                 47           66                443
      Construction work in progress            12,746          3,777            -              -              16,523
      Plant acquisition adjustment             12,462           -               -              -              12,462
                                           ----------        -------         -------        -----         ----------
                                              991,120         40,762           6,756           13          1,025,139
                                           ----------        -------         -------        -----         ----------
   Gas Utility Plant:
      In Service -
          Intangible                               30           -               -              -                  30
          Storage                              37,505            845             419           (2)            37,929
          Transmission                         47,666            847              68            8             48,453
          Distribution                        192,762         12,622           1,466          (18)           203,900
          General                              10,942            938             698           15             11,197
      Construction work in progress             3,358         (1,696)           -              -               1,662
      Plant acquisition adjustment              6,206           -               -              -               6,206
                                           ----------        -------         -------        -----         ----------
                                              298,469         13,556           2,651            3            309,377
                                           ----------        -------         -------        -----         ----------

Schedule V
Page 6 of 6

   Common Utility Plant:
      In Service                               32,660          1,307           2,583          (81)            31,303
      Construction work in progress                48          1,166            -              -               1,214
                                           ----------        -------         -------        -----         ----------
                                               32,708          2,473           2,583          (81)            32,517
                                           ----------        -------         -------        -----         ----------
             Total                         $1,322,297        $56,791         $11,990        $ (65)        $1,367,033
                                           ==========        =======         =======        =====         ==========

Schedule VI
Page 1 of 6

                                 CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                                              Year Ended December 31, 1993
          Column A                   Column B        Column C               Column D        Column E      Column F
                                    Balance at       Additions                                Other      Balance at
                                    Beginning    Charged  Charged          Deductions        Changes       End of
                                    of Period       to    to Other    Retirements  Cost of     Add         Period
        Description              January 1, 1993  Income  Accounts(1)   at Cost    Removal  (Deduct) December 31, 1993
                                                                 (Thousands of dollars)
   Accumulated provision for
    depreciation and amortization
    of plant and equipment:
       Electric
           Production               $203,569      $15,896  $   17       $ 4,084    $2,649     $ -       $212,749
           Transmission               43,054        2,350    -              366       (25)      -         45,063
           Distribution              182,890       18,590     504         4,564     1,282       -        196,138
           General                    10,751          507   1,397         1,755       558       -         10,342
                                    --------      -------  ------       -------   -------     ---       --------
                                     440,264       37,343   1,918        10,769     4,464       -        464,292
                                    --------      -------  ------       -------   -------     ---       --------
       Gas
           Intangible                     17         -       -             -         -          -             17
           Storage                    16,940        1,400    -              135        13       -         18,192
           Transmission               24,180        1,213      34           194        20       -         25,213
           Distribution               98,026       11,236      10         9,810     2,389       -         97,073
           General                     4,833          173     719           723      -          -          5,002
                                    --------      -------  ------       -------    ------     ---       --------
                                     143,996       14,022     763        10,862     2,422       -        145,497
                                    --------      -------  ------       -------    ------     ---       --------
       Common                          8,343        1,657    -              869         8       -          9,123
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $592,603      $53,022  $2,681       $22,500    $6,894     $ -       $618,912
                                    ========      =======  ======       =======    ======     ===       ========

Schedule VI
Page 2 of 6

   Accumulated provision for
    amortization of acquisition
    adjustments:
       Electric                     $  9,180      $   498  $ -          $  -       $ -        $ -       $  9,678
       Gas                             4,708          214    -             -         -          -          4,922
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $ 13,888      $   712  $ -          $  -       $ -        $ -       $ 14,600
                                    ========      =======  ======       =======    ======     ===       ========

   (1)  Includes charges to clearing accounts of $1.8 million, charges to administrative and general expense of
        $9,000, charges to affiliates of $16,000, salvage on retirements of $1 million, and a plant adjustment of $(13,000).

Schedule VI
Page 3 of 6

                                 CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                                              Year Ended December 31, 1992
          Column A                   Column B        Column C               Column D        Column E      Column F
                                    Balance at       Additions                                Other      Balance at
                                    Beginning    Charged  Charged          Deductions        Changes       End of
                                    of Period       to    to Other    Retirements  Cost of     Add         Period
        Description              January 1, 1992  Income  Accounts(1)   at Cost    Removal  (Deduct) December 31, 1992
                                                                 (Thousands of dollars)
   Accumulated provision for
    depreciation and amortization
    of plant and equipment:
       Electric
           Production               $195,935      $15,852  $   14       $ 4,723    $3,509     $-        $203,569
           Transmission               40,627        2,374     159            74        32      -          43,054
           Distribution              170,222       17,632     457         4,076     1,345      -         182,890
           General                    10,637          577   1,469         1,846        86      -          10,751
                                    --------      -------  ------       -------   -------     ---       --------
                                     417,421       36,435   2,099        10,719     4,972      -         440,264
                                    --------      -------  ------       -------   -------     ---       --------
       Gas
           Intangible                     17         -       -             -         -         -              17
           Storage                    15,883        1,394    -              318        19      -          16,940
           Transmission               23,018        1,196       4            16        22      -          24,180
           Distribution               91,183       10,475       5         2,251     1,386      -          98,026
           General                     4,622          178     752           716         3      -           4,833
                                    --------      -------  ------       -------    ------     ---       --------
                                     134,723       13,243     761         3,301     1,430      -         143,996
                                    --------      -------  ------       -------    ------     ---       --------
       Common                          7,075        1,717      31           380       100      -           8,343
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $559,219      $51,395  $2,891       $14,400    $6,502     $-        $592,603
                                    ========      =======  ======       =======    ======     ===       ========

Schedule VI
Page 4 of 6

   Accumulated provision for
    amortization of acquisition
    adjustments:
       Electric                     $  8,682      $   498  $ -          $  -       $ -        $-        $  9,180
       Gas                             4,494          214    -             -         -         -           4,708
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $ 13,176      $   712  $ -          $  -       $ -        $-        $ 13,888
                                    ========      =======  ======       =======    ======     ===       ========

   (1)  Includes charges to clearing accounts of $1.8 million, charges to administrative and general expense of
        $8,000, charges to affiliates of $11,000, salvage on retirements of $1 million, and a plant adjustment of $42,000.

Schedule VI
Page 5 of 6

                                 CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
                                              Year Ended December 31, 1991
          Column A                   Column B        Column C               Column D        Column E      Column F
                                    Balance at       Additions                                Other      Balance at
                                    Beginning    Charged  Charged          Deductions        Changes       End of
                                    of Period       to    to Other    Retirements  Cost of     Add         Period
        Description              January 1, 1991  Income  Accounts(1)   at Cost    Removal  (Deduct) December 31, 1991
                                                                 (Thousands of dollars)
   Accumulated provision for
    depreciation and amortization
    of plant and equipment:
       Electric
           Production               $184,379      $15,684  $   51       $ 1,907    $2,272     $ -       $195,935
           Transmission               38,478        2,332    -              119        64       -         40,627
           Distribution              157,485       16,687     576         3,330     1,196       -        170,222
           General                     9,959          634   1,356         1,309      -         (3)        10,637
                                    --------      -------  ------       -------    ------     ---       --------
                                     390,301       35,337   1,983         6,665     3,532      (3)       417,421
                                    --------      -------  ------       -------    ------     ---       --------
       Gas
           Intangible                     16            1    -             -         -          -             17
           Storage                    14,945        1,382    -              419        25       -         15,883
           Transmission               21,939        1,182    -               68        35       -         23,018
           Distribution               84,025        9,918       6         1,466     1,300       -         91,183
           General                     4,443          205     672           698      -          -          4,622
                                    --------      -------  ------       -------    ------     ---       --------
                                     125,368       12,688     678         2,651     1,360       -        134,723
                                    --------      -------  ------       -------    ------     ---       --------
       Common                          8,060        1,592       7         2,585         2       3          7,075
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $523,729      $49,617  $2,668       $11,901    $4,894     $ -       $559,219
                                    ========      =======  ======       =======    ======     ===       ========

Schedule VI
Page 6 of 6

   Accumulated provision for
    amortization of acquisition
    adjustments:
       Electric                     $  8,183      $   499  $ -          $  -       $ -        $ -       $  8,682
       Gas                             4,280          214    -             -         -          -          4,494
                                    --------      -------  ------       -------    ------     ---       --------
             Total                  $ 12,463      $   713  $ -          $  -       $ -        $ -       $ 13,176
                                    ========      =======  ======       =======    ======     ===       ========

   (1)  Includes charges to clearing accounts of $1.8 million, charges to administrative and general expense of
        $8,000, charges to affiliates of $9,000 and salvage on retirements of $833,000.

Schedule VIII

            CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                       Valuation and Qualifying Accounts
                       and Reserves for the Three Years
                            Ended December 31, 1993

                   Column A                     Column B        Column C
                                               Balance at      Balance at
                                              Beginning of       End of
                  Description                    Period          Period
                                                (Thousands of dollars)
     Reserves deducted from asset to
       which it applies:

        Reserve for doubtful accounts -

           Year ended December 31, 1993          $  799          $  585
           Year ended December 31, 1992             928             799
           Year ended December 31, 1991             809             928

     Other reserves:

        Reserve for injuries and damages -

           Year ended December 31, 1993          $1,869          $2,321
           Year ended December 31, 1992           1,284           1,869
           Year ended December 31, 1991           1,036           1,284



Schedule IX

                CENTRAL ILLINOIS LIGHT COMPANY AND SUBSIDIARY COMPANIES
                       Short-Term Borrowings for the Three Years
                                 Ended December 31, 1993


   Column A          Column B      Column C       Column D       Column E      Column F
                                   Weighted
                                    average        Maximum        Average      Weighted
  Category of                      interest        amount         amount        average
   aggregate          Balance      rate at       outstanding    outstanding  interest rate
  short-term          at end        end of       during the     during the    during the
  borrowings         of period      period   period period (1)    period
                                (Thousands of Dollars)
1993
Commercial Paper     $12,400         3.4%         $28,000         $18,758        3.2%

1992
Commercial Paper     $24,500         3.6%         $24,500         $ 5,933        3.0%

1991
Commercial Paper     $11,500         4.7%         $11,500         $   415        4.7%







(1) Based on the outstanding daily balance.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CILCORP INC.

March 15, 1994                     By     R. O. Viets
                                          R. O. Viets
                                          President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                   Date

(i) and (ii) Principal executive officer, director and principal financial officer:

  R. O. Viets
  R. O. Viets                  President, Chief        March 15, 1994
                               Executive Officer
                                 and Director

(iii) Controller

  T. D. Hutchinson
  T. D. Hutchinson             Controller              March 15, 1994

(iv)  A majority of the Directors
      (including the director named above):

M. Alexis*                         Director            March 15, 1994
J. R. Brazil*                      Director            March 15, 1994
D. E. Connor*                      Director            March 15, 1994
R. V. O'Keefe*                     Director            March 15, 1994
H. S. Peacock*                     Director            March 15, 1994
R. W. Slone*                       Director            March 15, 1994
K. E. Smith*                       Director            March 15, 1994
R. N. Ullman*                      Director            March 15, 1994
J. M. Unland*                      Director            March 15, 1994
M. M. Yeomans*                     Director            March 15, 1994

  R. O. Viets
  R. O. Viets                      Director            March 15, 1994

*By     R. O. Viets
        R. O. Viets
        Attorney-in-fact

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      CENTRAL ILLINOIS LIGHT COMPANY


March 15, 1994                          By        R. W. Slone
                                                  R. W. Slone
                                                  Chairman of the Board,
                                                  President and Chief
                                                    Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                     Date
(i) Principal executive officer and director:

  R. W. Slone
  R. W. Slone                  Chairman of the Board,    March 15, 1994
                               President, Chief
                               Executive Officer
                                 and Director

(ii)  Principal financial officer:

  T. S. Romanowski
  T. S. Romanowski             Vice President            March 15, 1994

(iii) Controller

  R. L. Beetschen
  R. L. Beetschen              Controller and            March 15, 1994
                            Manager of Accounting

(iv)  A majority of the Directors
      (including the director named above):

M. Alexis*                         Director              March 15, 1994
J. R. Brazil*                      Director              March 15, 1994
W. Bunn III*                       Director              March 15, 1994
D. E. Connor*                      Director              March 15, 1994
H. S. Peacock*                     Director              March 15, 1994
W. M. Shay*                        Director              March 15, 1994
K. E. Smith*                       Director              March 15, 1994
R. N. Ullman*                      Director              March 15, 1994
J. M. Unland*                      Director              March 15, 1994
J. F. Vergon*                      Director              March 15, 1994
M. M. Yeomans*                     Director              March 15, 1994

  R. W. Slone
  R. W. Slone                      Director              March 15, 1994

*By     R. W. Slone
        R. W. Slone
        Attorney-in-fact

EXHIBIT (12)

                             CILCORP INC. AND SUBSIDIARIES
                           Computation of Ratio of Earnings
                                   to Fixed Charges


                                                      Twelve Months Ended
                                       1993       1992       1991      1990      1989
                                                     (Thousands of Dollars)
Earnings, as defined:
  Net Income                         $33,583    $32,097   $ 39,656   $34,504  $ 48,399
  Income Taxes                        18,069     20,810     29,676    24,344    27,824
  Interest                            27,363     29,205     28,661    27,934    28,007
  Preferred Dividends                  4,043      4,441      4,441     4,441     4,441
  Convertible Preferred Dividends          -          -        828     1,839         -
                                     -------    -------   --------   -------  --------
     Total earnings, as defined      $83,058    $86,553   $103,262   $93,062  $108,671
                                     =======    =======   ========   =======  ========

Fixed charges, as defined:
  Interest Expense                    25,929     28,275     27,791    27,066    27,209
  Interest Expense on COLI             1,434        930        870       868       798
  Tax Effected Preferred Dividends     6,701      7,249      8,601    10,251     7,219
                                     -------    -------    -------   -------   -------
    Total Fixed Charges, as defined  $34,064    $36,454    $37,262   $38,185   $35,226
                                     =======    =======    =======   =======   =======

Ratio of earnings to fixed charges       2.4        2.4        2.8       2.4       3.1
                                        ====       ====       ====      ====      ====

EXHIBIT (12)

                            CENTRAL ILLINOIS LIGHT COMPANY
                           Computation of Ratio of Earnings
                                   to Fixed Charges


                                                      Twelve Months Ended
                                       1993       1992       1991      1990      1989
                                                     (Thousands of Dollars)
Earnings, as defined:
  Net Income                         $37,678    $35,636    $44,231   $40,966   $44,430
  Income Taxes                        20,368     17,723     22,329    20,500    22,179
  Fixed Charges, as below             26,335     25,130     24,295    24,095    24,540
                                     -------    -------    -------   -------   -------
    Total earnings, as defined       $84,381    $78,489    $90,855   $85,561   $91,149
                                     =======    =======    =======   =======   =======

Fixed charges, as defined:
  Interest on COLI                     1,434        930        870       868       798
  Interest on Short-Term Debt            592        180          0         0         0
  Interest on Long-Term Debt          19,753     20,747     21,285    21,399    21,968
  Amortization of Debt Discount
    & Expense, Premium and
    Reacquired Loss                      624        410         96        97       107
  Miscellaneous Interest Expense       1,485      2,448      1,591     1,320     1,205
  Interest Portion of Rentals          2,447        415        453       411       462
                                     -------    -------    -------   -------   -------

    Total Fixed Charges, as defined  $26,335    $25,130    $24,295   $24,095   $24,540
                                     =======    =======    =======   =======   =======

Ratio of earnings to fixed charges      3.20       3.12       3.74      3.55      3.71
                                        ====       ====       ====      ====      ====

Exhibit 24


                       CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated February 4, 1994, included herein in this Form 10-K, into CILCORP Inc.'s previously filed Registration Statements
File No. 33-45318, 33-51315 and 33-51241.







                                            ARTHUR ANDERSEN & CO.



Chicago, Illinois
March 11, 1994