Form 10-Q
period 1994-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1994-05-13
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended March 31, 1994

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
                      Yes      X             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.           Common stock, no par value,               13,035,756
                       shares outstanding at April 30, 1994

CENTRAL ILLINOIS LIGHT COMPANY
                       Common stock, no par value,               13,563,871
                       shares outstanding and privately
                       held by CILCORP Inc. at April 30, 1994

                                 CILCORP INC.
                                     AND
                         CENTRAL ILLINOIS LIGHT COMPANY
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994
                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                      Page No.

Item 1:  Financial Statements

         CILCORP INC.

           Consolidated Balance Sheets                                   3-5

           Consolidated Statements of Income                             6-7

           Consolidated Statements of Cash Flows                         8-9

         CENTRAL ILLINOIS LIGHT COMPANY

           Consolidated Balance Sheets                                  10-12

           Consolidated Statements of Income                             13

           Consolidated Statements of Cash Flows                        14-15

         Notes to Consolidated Financial Statements
           CILCORP Inc. and Central Illinois Light Company              16-18

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           CILCORP Inc. and Central Illinois Light Company              19-28

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                               29

Item 4:  Submission of Matters to a Vote of Security Holders             30

Item 5:  Other Information                                              30-31

Item 6:  Exhibits and Reports on Form 8-K                                31

Signatures                                                              32-33

Exhibit 12:  Central Illinois Light Company, Computation
             of Ratio of Earnings to Fixed Charges                       34

                     CILCORP INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                              March 31,      December 31,
                                                                1994            1993
                                                             (Unaudited)
   ASSETS
      Current Assets:
         Cash and Temporary Cash Investments                   $    954      $   1,440
         Receivables, Less Reserves of $2,661 and $2,255         67,486         58,350
         Accrued Unbilled Revenue                                29,632         38,179
         Fuel, at Average Cost                                   10,307          8,323
         Materials and Supplies, at Average Cost                 16,330         16,674
         Gas in Underground Storage, at Average Cost              7,122         24,548
         Prepayments and Other                                   11,796          9,441
                                                               --------       --------
               Total Current Assets                             143,627        156,955
                                                               --------       --------
      Investments and Other Property:
         Investment in Leveraged Leases                         115,977        114,803
         Cash Surrender Value of Company-Owned
           Life Insurance, net of related policy
           loans of $24,923                                       1,634          1,263
         Other                                                    6,303          6,190
                                                               --------     ----------
               Total Investments and Other Property             123,914        122,256
                                                               --------     ----------
      Property, Plant and Equipment:
         Utility Plant, at Original Cost
            Electric                                          1,077,657      1,068,818
            Gas                                                 351,218        348,541
                                                             ----------     ----------
                                                              1,428,875      1,417,359
            Less - Accumulated Provision for Depreciation       630,122        618,912
                                                             ----------     ----------
                                                                798,753        798,447
            Construction Work in Progress                        29,776         31,896
         Plant Acquisition Adjustments, being Amortized
           to 1999                                                3,889          4,068
         Other, Net of Depreciation                              23,811         24,173
                                                             ----------     ----------
               Total Property, Plant and Equipment              856,229        858,584
                                                             ----------     ----------
      Other Assets:
      Prepaid Pension Cost                                       13,743         13,953
      Cost in Excess of Net Assets of Acquired Businesses,
         Net of Accumulated Amortization of $3,654 and $3,479    25,076         25,251
      Other                                                      19,651         21,441
                                                             ----------     ----------
               Total Other Assets                                58,470         60,645
                                                             ----------     ----------

               Total Assets                                  $1,182,240     $1,198,440
                                                             ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                         CILCORP INC. AND SUBSIDIARY COMPANIES
                              Consolidated Balance Sheets
                                    (In thousands)

                                                             March 31,      December 31,
                                                                1994             1993
                                                            (Unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
         Current Portion of Long-Term Borrowings              $  18,164     $      193
         Notes Payable                                           19,000         31,200
         Accounts Payable                                        32,805         47,668
         Accrued Taxes                                           12,612          5,666
         Accrued Interest                                         4,895          9,632
         Purchased Gas Adjustment Over-Recoveries and
           Refunds Due Customers                                  6,231          3,268
         Other                                                   12,784         12,080
                                                              ---------     ----------
               Total Current Liabilities                        106,491        109,707
                                                              ---------     ----------

      Long-Term Borrowings                                      307,678        325,711
                                                              ---------     ----------

      Deferred Credits:
         Deferred Income Taxes                                  230,780        229,897
         Net Regulatory Liability of Regulated Subsidiary        69,341         69,477
         Deferred Investment Tax Credit                          27,448         27,871
         Customers' Advances for Construction and Other          28,499         27,781
                                                              ---------     ----------
               Total Deferred Credits                           356,068        355,026
                                                              ---------     ----------

      Preferred Stock of Subsidiary                              66,120         66,120
                                                              ---------     ----------
      Stockholders' Equity:
         Common Stock, no par value; Authorized
           50,000,000 shares - Outstanding
           13,035,756 and 12,971,501                            167,987        165,662
         Retained Earnings                                      177,896        176,214
                                                             ----------     ----------
               Total Stockholders' Equity                       345,883        341,876
                                                             ----------     ----------

               Total Liabilities and Stockholders' Equity    $1,182,240     $1,198,440
                                                             ==========     ==========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                           CILCORP INC. AND SUBSIDIARY COMPANIES
                             Consolidated Statements of Income
                                        (Unaudited)
                                      (In thousands)*

                                                      Three Months Ended
                                                           March 31,
                                                      1994          1993

Revenues:
   Electric                                         $ 73,707       $ 67,108
   Gas                                                71,679         66,126
   Environmental and Engineering Services             29,384         29,765
   Other Businesses                                    2,666          1,924
                                                    --------       --------
      Total                                          177,436        164,923
                                                    --------       --------

Operating Expenses:
   Fuel for Generation and Purchased Power            27,912         24,142
   Gas Purchased for Resale                           42,946         38,221
   Other Operation and Maintenance                    57,054         53,033
   Depreciation and Amortization                      15,472         15,001
   Taxes, Other than Income Taxes                     11,220         10,820
                                                   ---------       --------
      Total                                          154,604        141,217
                                                   ---------       --------
Fixed Charges and Other:
   Interest Expense                                    6,516          7,206
   Preferred Stock Dividends of Subsidiary               703          1,110
   Allowance for Funds Used During Construction          (91)           (30)
   Other                                                 127             19
                                                   ---------       --------
      Total                                            7,255          8,305
                                                   ---------       --------

Income Before Income Taxes                            15,577         15,401
Income Taxes                                           5,876          6,016
                                                   ---------       --------
Net Income Including Minority Interest                 9,701          9,385
Minority Interest                                          0             51
                                                  ----------       --------

   Net Income Available for Common Shareholders   $    9,701       $  9,334
                                                  ==========       ========

Average Common Shares Outstanding                     13,004         12,909

Earnings Per Average Common Share                 $      .75       $    .72
                                                  ==========       ========

Dividends Per Common Share                        $     .615       $   .615


*Except Per Share Amounts

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         CILCORP INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)
                                   (In thousands)

                                                                      Three Months Ended
                                                                           March 31,
                                                                     1994           1993
Cash Flows from Operating Activities:
   Net Income Before Preferred Dividends                            $10,405        $10,444
                                                                    -------        -------
   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Non-Cash Lease Income & Investment Income                      (1,810)          (967)
      Depreciation and Amortization                                  15,472         15,001
      Deferred Income Tax, Investment Tax Credit and
         Regulatory Liability of Regulated Subsidiary, Net              324            765
      Changes in Operating Assets and Liabilities:
         Decrease in Accounts Receivable and Accrued
           Unbilled Revenue                                            (589)         6,029
         Decrease in Inventories                                     15,786          5,413
         Decrease in Accounts Payable                               (14,863)          (633)
         Increase in Accrued Taxes                                    6,946          3,944
         Changes in Other Assets and Liabilities, Net                  (394)        (6,861)
                                                                    -------        -------
           Total Adjustments                                         20,872         22,691
                                                                    -------        -------
         Net Cash Provided by Operating Activities                   31,277         33,135
                                                                    -------        -------
Cash Flows from Investing Activities:
      Additions to Property, Plant and Equipment                    (12,416)       (18,544)
      Sale of Long-Term Investments                                       0          1,328
      Other                                                            (757)        (1,699)
                                                                    -------        -------
         Net Cash Used in Investing Activities                      (13,173)       (18,915)
                                                                    -------        -------

Cash Flows from Financing Activities:
      Decrease in Short-Term Debt                                   (12,200)        (6,145)
      Proceeds from Issuance of Long-Term Debt                            0         67,573
      Repayment of Long-Term Debt                                         0        (77,168)
      Increase of Minority Interest                                       0             51
      Common Dividends Paid                                          (8,012)        (7,939)
      Preferred and Convertible Preferred Dividends Paid               (703)        (1,110)
      Proceeds from Issuance of Stock                                 2,325              0
                                                                    -------        -------
         Net Cash Used in Financing Activities                      (18,590)       (24,738)
                                                                    -------        -------
Net Decrease in Cash and Temporary
      Cash Investments                                                 (486)       (10,518)
Cash and Temporary Cash Investments at Beginning of Year              1,440         24,401
                                                                    -------        -------
Cash and Temporary Cash Investments at End of Quarter               $   954        $13,883
                                                                    =======        =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                                         $11,083        $10,849
   Income Taxes                                                          73          4,298

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                  (In thousands)
                                                            March 31,    December 31,
                                                              1994           1993
                                                           (Unaudited)
ASSETS
Utility plant, at original cost:
  Electric                                                 $1,077,657    $1,068,818
  Gas                                                         351,218       348,541
                                                           ----------    ----------
                                                            1,428,875     1,417,359
  Less - accumulated provision for depreciation               630,122       618,912
                                                           ----------    ----------
                                                              798,753       798,447
Construction work in progress                                  27,933        31,896
Plant acquisition adjustments, net of amortization              3,889         4,068
                                                           ----------    ----------
      Total Utility Plant                                     830,575       834,411
                                                           ----------    ----------
Other Property and Investments
  Cash surrender value of Company-owned life
    insurance (net of related policy loans of $24,923)          1,634         1,263
  Other                                                         1,052         1,056
                                                           ----------    ----------
      Total Other Property and Investments                      2,686         2,319
                                                           ----------    ----------
Current Assets:
  Cash and temporary cash investments                              14           594
  Receivables, less reserves of $760 and $585                  41,809        34,197
  Accrued unbilled revenue                                     17,949        25,111
  Fuel, at average cost                                        10,307         8,323
  Materials and supplies, at average cost                      16,330        16,674
  Gas in underground storage, at average cost                   7,122        24,548
  Prepaid taxes                                                   107           856
  Other                                                         8,718         6,945
                                                           ----------    ----------
      Total Current Assets                                    102,356       117,248
                                                           ----------    ----------
Deferred Debits:
  Unamortized loss on reacquired debt                           6,829         6,950
  Unamortized debt expense                                      2,163         2,185
  Prepaid pension cost                                         13,743        13,953
  Other                                                         9,631        11,259
                                                           ----------    ----------
      Total Deferred Debits                                    32,366        34,347
                                                           ----------    ----------
        Total Assets                                       $  967,983    $  988,325
                                                           ==========    ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                          CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                  (In thousands)

                                                            March 31,    December 31,
                                                              1994          1993
                                                           (Unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity
    Common stock, no par value, authorized 20,000,000
     shares, outstanding 13,563,871 shares                 $  185,661    $  185,661
    Retained earnings                                         110,547       108,645
                                                           ----------    ----------
      Total common shareholder's equity                       296,208       294,306
  Preferred stock without mandatory redemption                 44,120        44,120
  Preferred stock with mandatory redemption                    22,000        22,000
  Long-term debt                                              278,331       278,321
                                                           ----------    ----------
      Total Capitalization                                    640,659       638,747
                                                           ----------    ----------
Current Liabilities:
  Notes payable                                                 1,000        12,400
  Accounts payable                                             27,917        40,971
  Accrued taxes                                                11,357         6,083
  Accrued interest                                              4,469         8,616
  PGA over-recoveries and refunds due customers                 6,231         3,268
  Level payment plan                                              831         2,944
  Other                                                         5,625         5,106
                                                           ----------    ----------
      Total Current Liabilities                                57,430        79,388
                                                           ----------    ----------
Deferred Liabilities and Credits:
  Accumulated deferred income taxes                           144,596       144,969
  Net regulatory liability                                     69,341        69,477
  Investment tax credits                                       27,448        27,871
  Capital lease obligation                                      2,884         2,954
  Other                                                        25,625        24,919
                                                           ----------    ----------
      Total Deferred Liabilities and Credits                  269,894       270,190
                                                           ----------    ----------
        Total Capitalization and Liabilities               $  967,983    $  988,325
                                                           ==========    ==========




The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                        CENTRAL ILLINOIS LIGHT COMPANY
                       Consolidated Statements of Income
                                  (Unaudited)
                                (In thousands)
                                                       Three Months Ended
                                                           March 31,
                                                     1994             1993
Operating Revenues:
   Electric                                        $ 73,707          $ 67,108
   Gas                                               71,679            66,126
                                                   --------          --------
      Total Operating Revenue                       145,386           133,234
                                                   --------          --------
Operating Expenses:
   Cost of fuel                                      26,052            22,246
   Cost of gas                                       42,946            38,221
   Purchased power                                    1,860             1,896
   Other operation and maintenance                   28,731            24,823
   Depreciation and amortization                     13,752            13,280
   Income taxes                                       6,175             6,300
   Other taxes                                        9,863             9,490
                                                   --------          --------
      Total Operating Expense                       129,379           116,256
                                                   --------          --------
Operating Income                                     16,007            16,978
                                                   --------          --------
Other Income and Deductions:
   Cost of equity funds capitalized                      23                -
   Company-owned life insurance, net                   (127)              (19)
   Other, net                                           (40)              292
                                                   --------          --------
      Total Other Income                               (144)              273
                                                   --------          --------
Interest Expenses:
   Interest on long-term debt                         4,796             5,074
   Cost of borrowed funds capitalized                   (68)              (30)
   Other                                                520               904
                                                   --------          --------
      Total Interest Expense                          5,248             5,948
                                                   --------          --------
Net Income                                           10,615            11,303
                                                   --------          --------
Dividends on Preferred Stock                            703             1,110
                                                   --------          --------
Net Income Available for Common Stock              $  9,912          $ 10,193
                                                   ========          ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In thousands)
                                                      Three Months Ended
                                                           March 31,
                                                      1994            1993
Cash flows from operating activities:
   Net income including preferred dividends         $ 10,615      $ 11,303
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                   13,931        13,458
      Deferred taxes, investment tax credits
        and regulatory liability, net                   (932)       (1,371)
      Increase in accounts receivable                 (7,612)       (6,625)
      Decrease in fuel, materials and
        supplies, and gas in underground storage      15,787         5,413
      Decrease in unbilled revenue                     7,163         8,357
      Decrease in accounts payable                   (13,054)         (460)
      Increase in accrued taxes and interest           1,127           315
      Decrease in other assets and
        liabilities, net                               3,756         1,084
                                                    --------      --------
         Net cash provided by operating activities    30,781        31,474
                                                    --------      --------
Cash flows from investing activities:
      Capital expenditures                            (9,737)      (17,200)
      Cost of equity funds capitalized                   (23)            -
      Other                                           (1,369)       (1,699)
                                                    --------      --------
         Net cash used in investing activities       (11,129)      (18,899)
                                                    --------      --------
Cash flows from financing activities:
      Common dividends paid                           (8,010)       (7,939)
      Preferred dividends paid                          (703)       (1,110)
      Long-term debt issued                             -           64,937
      Long-term debt retired                            -          (65,696)
      Payments on capital lease obligation              (119)            -
      Decrease in short-term borrowing               (11,400)       (3,000)
                                                   ---------      --------
         Net cash used in financing
           activities                                (20,232)      (12,808)
                                                   ---------      --------
Net decrease in cash and temporary cash
  investments                                           (580)         (233)
Cash and temporary cash investments at beginning
  of year                                                594         1,776
                                                   ---------      --------
Cash and temporary cash investments at
  March 31                                         $      14      $  1,543
                                                   =========      ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of cost of borrowed funds
        capitalized)                                $  9,334      $  8,560
      Income taxes                                     2,271           185

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE) and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Prior to the second quarter of 1993, CILCORP and CILCO filed separate reports on Form 10-Q. The consolidated financial statements of CILCO, a wholly-owned CILCORP subsidiary, include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Corporation and CILCO Energy Corporation.

The accompanying unaudited financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these financial statements should be read with the financial statements and related notes presented in the Company's 1993 Annual Report on Form 10-K.

In the Company's opinion, the financial statements furnished reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

NOTE 2.  POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

In January 1994, CILCO adopted Financial Accounting Standards Board (FASB) Statement No. 112, "Employer's Accounting for Postemployment Benefits"
(SFAS 112). This standard requires accrual of benefits other than pensions or health care provided to former or inactive employees. In January 1994, CILCO accrued a pre-tax liability of approximately $1 million, which represents the cumulative effect of applying SFAS 112 of which approximately $250,000 will be capitalized during the year. The effect of benefits ESE provides to former or inactive employees is not significant.

NOTE 3.  FEDERAL ENERGY REGULATORY COMMISSION ORDER 636

In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636A, and 636B (collectively Order 636). The orders have been appealed to the United States Court of Appeals by various parties. As a result of Order 636 and subsequent regulatory filings by interstate pipelines, the pipelines are continuing to transport gas to local gas distribution companies such as CILCO, but this service will be administered independently of the pipelines' sales of gas. Interstate pipelines serving CILCO have generally ceased sales of gas and have become transporters only. CILCO currently arranges for the purchase of gas from a variety of suppliers and has contracted for additional gas storage capacity to meet customer demands for gas. CILCO believes it is well-positioned to ensure the continued acquisition of adequate and reliable gas supplies despite the regulatory changes.

Order 636 also permits pipelines to file new tariffs to provide for the recovery from their customers, including CILCO, of prudently incurred costs resulting from the transition to services under Order 636 ("transition costs"). CILCO's pipeline suppliers had filed with the FERC to directly bill CILCO, subject to refund, for approximately $1.4 million of transition costs, including interest, as of March 31, 1994. CILCO has been billed approximately $741,000 through March 31, 1994. CILCO estimates that it could ultimately be billed up to $3 million, excluding interest. CILCO has recorded a liability of approximately $680,000 and a corresponding regulatory asset on its balance sheet, representing the minimum amount of the estimated range of such future transition costs which CILCO expects to incur.

Transition costs are being recovered from CILCO's customers through the Purchased Gas Adjustment Clause (PGA). The PGA allows CILCO to immediately reflect increases or decreases in the cost of natural gas in its charges to customers. Approximately $1 million has been recovered from customers through March 31, 1994. On March 9, 1994, the Illinois Commerce Commission (ICC) issued an order allowing Illinois gas utilities to recover 100% of pipeline transition costs. While CILCO cannot at this time determine the outcome of an expected appeal of the March 9, 1994, ICC order regarding transition costs, management believes that based on existing law and the ICC order, any transition charges or other billings by the pipelines to CILCO as a result of Order 636 will be recoverable from customers through CILCO's gas rates. Therefore, management does not expect the order will materially impact CILCO's financial position or results of operations.

NOTE 4.  CONTINGENCIES

CILCO continues to investigate former gas manufacturing plant sites to determine if it is responsible for the remediation of any remaining waste materials (coal tar) at those sites. The sites of five former gas manufacturing plants are located within CILCO's present gas service territory. CILCO previously operated three of the five plants, and of the three sites, it currently owns two. In cooperation with the Illinois Environmental Protection Agency (IEPA), CILCO has completed remedial action, at a cost of $3.3 million, at one of the two owned sites at which it operated a plant. CILCO completed an investigation plan in 1992 to define the extent of remediation, if any, for the other owned site at which it formerly operated a plant. The plan has been reviewed and approved by the IEPA, and CILCO is in the process of implementing this plan. CILCO has not yet formulated a remediation plan for the third site where it formerly operated a gas manufacturing plant. CILCO does not currently own the two sites at which it did not operate a plant.

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

Prudently incurred investigation and remediation costs paid to outside parties are presently being recovered by CILCO from its gas customers, on a current basis with no impact on income, through a rate rider approved by the ICC on August 2, 1991. In December 1993, the Illinois Appellate Court affirmed a generic order of the ICC which directed that utilities recover coal tar remediation costs over a five-year period, with no carrying costs allowed on the unrecovered balance. In a separate decision in December 1993, the Appellate Court directed that CILCO's coal tar rider be made consistent with the generic order. Based upon CILCO's interpretation of existing law, CILCO believes that coal tar expenses prudently incurred and collected prior to the Appellate Court's decision are not subject to refund. However, expenses incurred after the Appellate Court's decision will be subject to the generic order. The Citizens' Utility Board (CUB) has filed an appeal with the Illinois Supreme Court seeking disallowance of future recoveries of coal tar costs under the generic order. On April 6, 1994, the Illinois Supreme Court granted CUB's petition for leave to appeal. Pending a decision in that case, CILCO's future recovery of coal tar costs will be pursuant to the Commission's generic order.

Coal tar remediation costs incurred through March 1994 have been deferred on the Balance Sheets, net of amounts recovered from customers. CILCO began recovering remediation costs under its coal tar rider on October 1, 1991, and through March 31, 1994, has recovered approximately $4 million. CILCO cannot predict the outcome of the appeal to the Illinois Supreme Court, or whether amounts previously recovered will be subject to refund, but believes most or all of its future coal tar remediation costs will continue to be recoverable from customers. Therefore, although the total cost to CILCO of any action with respect to the unremediated sites and the possibility of recovering that cost from insurance carriers or any potentially responsible parties cannot now be determined, management believes that such cost will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 5.  ACCOUNTING FOR CERTAIN INVESTMENTS IN MARKETABLE SECURITIES

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115), which the Company adopted on its effective date, January 1, 1994. SFAS 115 requires an enterprise to classify debt and equity securities into one of three categories based on its intended use for those securities. It also requires the enterprise to adjust the carrying value of certain owned securities to market value. The statement did not have a material effect on the Company's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (the Company) is the parent of two core operating businesses, Central Illinois Light Company (CILCO) and Environmental Science & Engineering, Inc. (ESE). The Company also has three other first-tier subsidi-aries, CILCORP Investment Management Inc. (CIM), CILCORP Development Services Inc. (CDS) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company (Holding Company) itself, are collectively referred to herein as Other Businesses.

CILCO, the primary business subsidiary, is an electric and gas utility serving customers in central and east central Illinois. ESE is a national environmental consulting and engineering firm serving governmental, industrial, and commercial customers. CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases and energy related interests. CDS pursues cogeneration opportunities.
CVI is a venture capital company which invests in new ventures and the expansion of existing ventures in environmental services, energy, biotechnology and health care.

CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.
                                   Overview

The Company's earnings per share were $.75 for the quarter ended March 31, 1994, compared to $.72 per share earned during the same period in 1993. Decreases in CILCO's interest expense and preferred stock dividends, improved cost containment by ESE and improved results in the Other Businesses segment all contributed to higher earnings in the first quarter of 1994 compared to the same period in 1993. These improvements offset lower operating income of CILCO caused primarily by higher operations and maintenance expenses.

The following table summarizes net income for the three months ended March 31, 1994 and 1993 (see Results of Operations for further discussion).

                                                       Three Months Ended
                                                           March 31,
                                                        1994          1993
                                                          (in thousands)
Core Businesses:
  CILCO
   Electric Operating Income                          $ 8,543         $ 8,629
   Gas Operating Income                                 7,464           8,349
                                                      -------         -------
      Total Utility Operating Income                   16,007          16,978
   Utility Other Income and Deductions                 (5,392)         (5,675)
   Preferred Stock Dividends of CILCO                    (703)         (1,110)
                                                      -------         -------
      Total Utility Net Income                          9,912          10,193
  ESE
   ESE Net Loss                                          (349)           (525)
                                                      -------         -------
      Total Core Businesses Income                      9,563           9,668
  Other Businesses:
   Other Businesses Net Income (Loss)                     138            (334)
                                                       ------         -------
      Consolidated Net Income Available to
        Common Shareholders                            $9,701         $ 9,334
                                                       ======         =======

                          Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, pay interest and dividends, meet working capital needs and retire debt as it matures.

The Company

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $40 million on a short-term basis. On March 31, 1994, CILCORP had committed bank lines of credit of $40 million, of which $18 million was outstanding.

Depending on market conditions, the Company may choose to issue new shares of common stock through the CILCO Employees' Savings Plan (ESP) and the CILCORP Automatic Reinvestment and Stock Purchase Plan (DRIP) or to have the plans purchase CILCORP stock on the open market. However, the Company may not change its strategy more frequently than every three months. From December 1993 through March 1994, CILCORP issued 126,475 shares of common stock for $4.7 million to the plans. During March, the Company suspended issuing new common stock to the ESP and DRIP, but it may resume issuing new shares to the plans as early as June 1994. The Company plans to issue up to $30 million of common stock through these plans by 1996, depending on market conditions and corporate needs, but is under no commitment to do so. The proceeds from newly issued stock will be used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO, and for other corporate purposes.

To date, the Company has issued $26 million of medium-term notes under its $75 million medium-term note program. The Company may issue additional notes during 1994-1997 under this program to retire maturing debt of CILCORP Lease Management Inc. (CLM), a wholly-owned subsidiary of CIM, and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $10 million for the three months ended March 31, 1994. Capital expenditures are anticipated to be approximately $82 million for the remainder of 1994, including $7 million to replace CILCO's Customer Information System. CILCO expects to complete the project in 1995 at a total cost of $13 million. CILCO expects to finance its 1994 capital requirements with funds provided by operating activities, issuance of secured debt, and with capital provided by CILCORP. Capital expenditures for the years 1995 and 1996 are estimated to be $70 million and $75 million, respectively.

On December 17, 1993, CILCORP announced an agreement with Midwest Grain Products, Inc. (MWG), one of CILCO's largest customers, to develop a gas-fired cogeneration plant. The plant will provide steam service to MWG's Pekin, Illinois, facility and also will generate electricity. In early 1994, CILCORP Development Services Inc. (CDS), a newly-formed, unregulated CILCORP subsidiary, began construction of steam boilers and other equipment at a projected cost of $11 million. $2.5 million had been spent through April 30, 1994. On March 23, 1994, the ICC approved the cogeneration project as a least-cost method for CILCO to meet its electric generation requirements and authorized CILCO to complete the project. CILCO will acquire the assets constructed by CDS, complete construction of the steam boilers and other equipment, and also will invest approximately $5.8 million to install a 20 megawatt turbine generator and related equipment. The $16.8 million cost of the facility is included in CILCO's capital expenditures discussed above. Steam service is scheduled to begin January 1, 1995; the plant is scheduled to begin generating electricity in mid-1995.

In May 1994, CILCO plans to petition the ICC for authority to issue not more than $65 million of secured medium-term notes. CILCO expects to obtain approval from the ICC during the second quarter of 1994, after which CILCO will file a shelf registration statement with the Securities and Exchange Commission. CILCO plans to sell approximately $29 million of medium-term notes to finance its construction activities, including the Midwest Grain Project, and to retire short-term debt. The remaining $36 million of secured debt will be issued periodically to retire outstanding long-term debt as it matures and for other corporate needs.

In the third quarter of 1992, CILCO began committing additional resources to repair and replace certain portions of its Springfield gas distribution system (see Part II. Item 5: Other Information, CILCO Gas Operations). This project was substantially completed on September 30, 1993, at a cost of approximately $24 million.

At March 31, 1994, CILCO had bank lines of credit aggregating $30 million which are used to support CILCO's issuance of commercial paper. CILCO had $1 million of commercial paper outstanding at March 31, 1994, and expects to issue commercial paper periodically throughout the remainder of 1994.

ESE

ESE's capital additions and improvements during the first quarter were approximately $900,000. Capital expenditures for the remainder of 1994 are expected to be approximately $4.1 million. Working capital increased approximately $400,000 during the first quarter.

At March 31, 1994, ESE had borrowed $21.1 million from the Holding Company, an increase of $200,000 from December 31, 1993. ESE had an unused $1 million bank line of credit to provide for working capital needs and had a $5 million bank line of credit, of which $2.5 million was used at March 31, 1994, to collateralize performance bonds issued to companies in connection with ESE projects. ESE expects to finance its capital expenditures and working capital needs during 1994 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

                             Results of Operations

The results of operations of CILCO, ESE, and Other Businesses for the three months ended March 31, 1994, compared to the three months ended March 31, 1993, are discussed below.

CILCO ELECTRIC OPERATIONS

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 1994 and 1993:

      Components of CILCO Electric                  Three Months Ended
      Operating Income                                    March 31,
                                                   1994            1993
                                                      (In thousands)
      Revenue:
         Electric retail                        $70,005         $66,459
         Sales for resale                         3,702             649
                                                -------         -------
           Total revenue                         73,707          67,108
                                                -------         -------

      Cost of Sales:
         Cost of fuel                            26,052          22,246
         Purchased power                          1,860           1,896
         Revenue taxes                            3,061           3,060
                                                -------         -------
           Total cost of sales                   30,973          27,202
                                                -------         -------
             Gross margin                        42,734          39,906
                                                -------         -------
      Operating Expenses:
         Other operation and maintenance         19,685          17,367
         Depreciation and amortization            9,888           9,626
         Income and other taxes                   4,618           4,284
                                                -------         -------
           Total operating expenses              34,191          31,277
                                                -------         -------
           Electric operating income            $ 8,543         $ 8,629
                                                =======         =======

Electric gross margin increased 7% for the three months ended March 31, 1994, compared to the same period in 1993. This increase was due to greater sales for resale and a 4% increase in retail kilowatt hour sales compared to the first quarter of 1993. Residential and commercial sales both increased
5%, primarily due to colder winter weather. Heating degree days were 3% higher for the quarter ended March 31, 1994 compared to the same period in 1993.

Industrial sales increased 3% for the quarter ended March 31, 1994, primarily due to increased demand by several of CILCO's large industrial customers. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may be affected in the long-term by increased competition in the electric utility industry.

Energy sales to other utilities increased during the first quarter of 1994, due to greater demand for electricity from neighboring utilities. Sales for resale vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales, and the price of power available for sale. CILCO expects competition to continue to increase in the sales for resale and purchased power market due to certain provisions of the Energy Policy Act of 1992.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 17%, due to increased electric generation to meet greater demand for electricity from other utilities (sales for resale) and from CILCO's retail customers.

Purchased power decreased slightly for the three months ended March 31, 1994, compared to the same period in 1993. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses increased 13% primarily due to increased employee benefit costs, including costs resulting from the implementation of SFAS 112, injury and damage claims and power plant maintenance. (See Part I. Item 1: Note 2 Postemployment Benefits Other than Pensions and Health Care Costs.)

Depreciation and amortization expense increased slightly, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other tax expense increased due to higher pre-tax operating income and higher corporate income tax rates enacted during 1993.

CILCO GAS OPERATIONS

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 1994 and 1993:

       Components of Gas                           Three Months Ended
       Operating Income                                 March 31,
                                                  1994            1993
                                                     (In thousands)
       Revenue:
         Sale of gas                            $68,409         $63,104
         Transportation services                  3,270           3,022
                                                -------         -------
           Total revenue                         71,679          66,126
                                                -------         -------
       Cost of Sales:
          Cost of gas                            42,946          38,221
          Revenue taxes                           3,695           3,488
                                                -------         -------
            Total cost of sales                  46,641          41,709
                                                -------         -------
              Gross margin                       25,038          24,417
                                                -------         -------

       Operating Expenses:
         Other operation and maintenance          9,046           7,456
         Depreciation and amortization            3,864           3,654
         Income and other taxes                   4,664           4,958
                                                -------         -------

           Total operating expenses              17,574          16,068
                                                -------         -------
           Gas operating income                 $ 7,464         $ 8,349
                                                =======         =======


Gas gross margin and retail sales volumes increased 3% for the quarter ended March 31, 1994 compared to the same period in 1993 due to colder winter weather. Residential sales increased 2% while commercial sales increased 6% for the first quarter. Heating degree days were 3% higher than the same period in 1993. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales.

Revenue and sales volumes from gas transportation services increased 8% for the quarter ended March 31, 1994 compared to the same period in 1993. Revenue increased primarily due to increased purchases of gas by industrial transportation customers from suppliers other than CILCO.

The cost of gas increased 12% for the quarter ended March 31, 1994. The increase was primarily due to increased sales and higher natural gas costs from CILCO's suppliers. The higher natural gas costs were passed through to CILCO's gas customers via the PGA, which partially contributed to the 8% increase in gas retail revenue. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to the customer.

Other operation and maintenance expenses increased 21% for the three months ended March 31, 1994, compared to 1993 due to rising employee benefit costs, including costs resulting from the implementation of SFAS 112, and higher injury and damage claims. (See Part I. Item 1: Note 2 Postemployment Benefits Other Than Pensions and Health Care Costs.) Decreased gas maintenance expenses resulting from the completion of repairs to the Springfield gas distribution system partially offset the increases. (See
Part II. Item 5: Other Information, CILCO Gas Operations).

Depreciation and amortization expense increased 6%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense decreased for the quarter ended March 31, 1994, primarily due to lower pre-tax operating income.

CILCO OTHER INCOME AND DEDUCTIONS

The following table summarizes other income and deductions for the three months ended March 31, 1994 and 1993:

        Components of Other Income and            Three Months Ended
        Deductions                                      March 31,
                                                 1994             1993
                                                     (In thousands)
        Income:
          Interest income                      $   247         $   195
                                               -------         -------
        Expenses:
          Non-operating                            387             379
          Amortization                             179             178
          Interest                               5,316           5,978
          AFUDC                                    (91)            (30)
          Company-owned life insurance             127              19
          Income taxes                            (279)           (654)
                                               -------         -------
            Total expenses                       5,639           5,870
                                               -------         -------
            Other Income (deductions)          $(5,392)        $(5,675)
                                               =======         =======

Interest expense decreased due to lower interest rates on bonds issued in refinancing transactions in 1992 and 1993.

ESE Operations

The following table summarizes the components of the environmental and engineering services loss for the three months ended March 31, 1994 and 1993:

                                                     Three Months Ended
Components of ESE loss                                   March 31,
                                                 1994                   1993
                                                       (In Thousands)
Environmental and engineering
  service revenue                               $29,384                $29,765
Direct Non-Labor Costs                           10,413                  9,867
                                                -------                -------
  Net Revenues                                   18,971                 19,898
                                                -------                -------
Expenses:
  Direct salaries and
    other operating costs                         9,464                 10,199
  General & administrative                        8,059                  8,473
  Depreciation                                    1,198                  1,200
  Amortization                                      296                    299
                                                -------                -------
                                                 19,017                 20,171
                                                -------                -------
Interest expense                                    405                    415
                                                -------                -------
Loss before income taxes                           (451)                  (688)
    Income taxes                                   (102)                  (163)
                                                -------                -------
       ESE net loss                             $  (349)               $  (525)
                                                =======                =======

Net revenues declined 5% in the first quarter of 1994 primarily due to lower demand for ESE's services in the Northeast and West Coast offices. Project delays in the Montana consulting office also contributed to this decrease. The overall decrease in the consulting offices was partially offset by increased demand for ESE laboratory services. Direct non-labor costs as a percentage of gross revenue fluctuate primarily due to subcontractor usage.

Direct salaries and other operating costs and general and administrative costs decreased 7% and 5%, respectively, in the first quarter of 1994 compared to 1993, due to a reduction in work force associated with the overall decline in business volume that occurred in the last half of 1993. Due to the labor-intensive nature of ESE's business, ESE can adjust staffing levels to appropriately recognize changing business conditions. ESE had 1,218 full-time equivalent employees at March 31, 1994, compared to 1,316 at March 31, 1993.

Other Businesses Operations

The following table summarizes the components of Other Businesses' income
(loss) for the three months ended March 31, 1994 and 1993:

       Components of Other Businesses'                Three Months Ended
                Net Income (Loss)                          March 31,
                                                   1994                 1993
                                                         (In thousands)
     Revenue:
       Other revenue                               $2,419               $1,729
                                                   ------               ------
     Expenses:
       Operating expenses                           1,309                  669
       Depreciation and amortization                   48                   44
       Interest expense                               795                  813
       Income and other taxes                         129                  486
       Minority interest                                0                   51
                                                   ------               ------
          Total expenses                            2,281                2,063
                                                   ------               ------
          Other Businesses net income (loss)          138                 (334)
                                                   ======               ======


Other revenue increased during the first quarter of 1994 due primarily to the new leveraged lease investments made by CIM subsidiaries in late 1993, and a $500,000 fee paid by CILCO to CILCORP related to the construction of the Midwest Grain cogeneration plant (See Capital Resources and Liquidity, CILCO). CILCO will capitalize the fee as part of its utility plant in service when the project is completed and will seek to include it in rate base in its next rate proceeding.

Operating expenses increased primarily due to a one-time charge related to CILCORP's termination of a lease at an ESE facility that ESE no longer plans to use. The lease was entered into during negotiations which led to CILCORP's 1990 acquisition of ESE (see Part II, Item 1: Legal Proceedings).

Income and other taxes in 1994 were lower because the 1993 amount included income taxes related to CIM's sale of Tucson Electric Power Company stock in the first quarter and a reserve for potential income taxes if the Company's position regarding the depreciable life of the Springerville Unit No. 1 generating station had not been ultimately upheld. The Springerville tax dispute was favorably settled during the fourth quarter of 1993.

Minority interest in net income declined due to the 1993 purchase of the 19% minority interest in CILCORP Lease Management Inc., a second-tier subsidiary of CILCORP.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1993 Form 10-K, and "Note 4. Contingencies," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

CILCO and ESE are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. In the opinion of management, all claims currently pending either will not result in a material adverse effect on the financial position of the Company or are adequately covered by (i) insurance, or (ii) contractual or statutory indemnification, or
(iii) reserves for potential losses.

At the request of the South Carolina Department of Health and Environmental Control ("DHEC"), the U. S. Department of Justice has begun an investigation into an alleged record-keeping violation at an office operated by ESE in Greenville, South Carolina. DHEC is also continuing its investigation. The office was closed in May 1993. The investigation could potentially lead to criminal charges, as well as certain sanctions and civil penalties. Management cannot currently determine the outcome of this investigation but does not believe it will have a materially adverse impact on the Company's financial position or results of operations.

CILCORP, ESE and the lessor of a building in Shelton, Connecticut have concluded settlement negotiations which will release ESE from future lease obligations and litigation related to the lease, provided that final settlement documents are acceptable to all parties.

After a significant number of leaks were detected in the Springfield cast iron gas distribution system in mid-1992, CILCO began a detailed examination of its Springfield gas distribution system and related operating practices and procedures. The objective of this examination was to detect and repair gas main leaks and to identify and correct any operating deficiencies. This project was substantially completed on September 30, 1993. (See Part I. Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity).

In September 1992, the ICC staff began an informal review of CILCO's Springfield gas operations and recordkeeping practices. Subsequently, at the request of the ICC, the U.S. Department of Transportation and the U.S. Department of Justice began conducting investigations which management believes to be focused principally on CILCO's Springfield gas operations. These reviews could potentially lead to criminal charges, regulatory actions (see Gas Rate Increase Request), as well as certain sanctions and civil penalties. Management cannot currently determine the outcome of these reviews or their regulatory effect, but does not believe they will have a materially adverse impact on CILCO's financial position or results of operations.

Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

Item 4:  Submission of Matters to a Vote of Security Holders

Shareholders cast the following votes at the Company's Annual Meeting of Shareholders held April 26, 1994:
                                                               Abstentions &
                                             Votes Against         Broker
                            Votes for        or Withheld         Non-Votes

Elected to Board of
Directors:
W. Bunn III                10,771,474             273,076                   0
H. J. Holland              10,737,219             313,354                   0
M. Alexis                  10,740,037             304,473                   0
H. S. Peacock              10,806,600             236,609                   0
R. N. Ullman               10,804,945             235,767                   0
R. O. Viets                10,800,992             248,085                   0

Appointment of
Independent Public
Accountants                10,772,616             144,936             139,843

Amend Bylaws and/or
Articles of
Incorporation to
establish a minimum
level of stock
ownership for directors     1,660,804           7,713,300           1,700,627

ITEM 5:  OTHER INFORMATION

ELECTRIC COMPETITION

On April 20, 1994, the ICC adopted a "resolution recognizing the need for an examination of changes in the structure of the electric energy industry." The ICC has indicated it will begin a broad-based and open examination of the purposes behind current utility laws and regulations in Illinois and whether or not these laws and regulations should be modified in light of the expanding presence of competitive market components within the electric energy industry. CILCO intends to participate actively in the proceedings.

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

In April 1994, the ICC staff filed its testimony related to CILCO's gas rate increase request. The testimony currently recommends that approximately $7.4 million of capital expenditures relating to the Springfield cast iron main renewal program (see CILCO Gas Operations) be excluded from CILCO's gas rate base. The amount of the proposed disallowance is subject to change. If the ICC were to uphold the staff's proposed disallowance, Statement of Financial Accounting Standards No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs," would require CILCO to recognize an expense equal to the amount excluded from rate base in the year the disallowance becomes probable, less applicable income taxes. CILCO strongly disagrees with the ICC staff position regarding this proposed disallowance. Management cannot predict the outcome of CILCO's rate filing, and accordingly has not recognized any of the proposed disallowance in the accompanying financial statements. A decision from the ICC is not expected until late 1994.

CILCO ELECTRIC OPERATIONS

On April 26, 1994, the United States Environmental Protection Agency issued a Notice of Violation to CILCO regarding alleged violations of opacity emission limits at Edwards Station for coal-fired boilers numbers 1 and 2. The Notice of Violation is issued pursuant to Section 113(a)(1) of the Clean Air Act. Management cannot currently determine the outcome of any actions related to the alleged violations, but does not believe they will have a materially adverse impact on CILCO's financial position or results of operations.

ESE OFFICER CHANGE

Effective April 1, 1994, Joseph F. Silvey was elected President and Chief Operating Officer of ESE. Mr. Silvey had been Senior Vice President of ESE since February 1993 and Chief Operating Officer of ESE since January 1994. Ronald L. Rainson, former Chairman, President and Chief Executive Officer continues as Chairman. A search will be conducted to fill the position of Chief Executive Officer.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

    (12) Central Illinois Light Company Computation of Ratios of Earnings to Fixed Charges

(b) Reports on Form 8-K

    None

                                    SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CILCORP Inc.
                                                  (Registrant)



Date May 11, 1994                                 R. O. Viets
                                                  R. O. Viets
                                                 President and
                                             Chief Executive Officer


Date May 11, 1994                              T. D.Hutchinson
                                               T. D. Hutchinson
                                                  Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CENTRAL ILLINOIS LIGHT COMPANY
                                               (Registrant)



Date  May 11, 1994                           T. S. Romanowski
                                             T. S. Romanowski
                                         Vice President and Chief
                                             Financial Officer




Date  May 11, 1994                           R. L. Beetschen
                                             R. L. Beetschen
                                          Controller and Manager
                                            of Accounting

                               CENTRAL ILLINOIS LIGHT COMPANY
                              Computation of Ratio of Earnings
                                      to Fixed Charges


                                                         Twelve Months Ended
                                  March 31,                  December 31,
                                    1994        1993     1992       1991     1990      1989
                                                    (Thousands of Dollars)
Earnings, as defined:
  Net Income                       $36,990   $37,678   $35,636   $44,231   $40,966   $44,430
  Income Taxes                      20,617    20,368    17,723    22,329    20,500    22,179
  Fixed Charges, as below           25,923    26,335    25,130    24,295    24,095    24,540
                                   -------   -------   -------   -------   -------   -------
    Total Earnings, as defined     $83,530   $84,381   $78,489   $90,855   $85,561   $91,149
                                   -------   -------   -------   -------   -------   -------
Fixed Charges, as defined:
  Interest on COLI                 $ 1,566   $ 1,434   $   930   $   870   $   868   $   798
  Interest on Short-Term Debt          492       592       180         0         0         0
  Interest on Long-Term Debt        19,475    19,753    20,747    21,285    21,399    21,968
  Amortization of Debt Discount
    & Expense and Premium              666       624       410        96        97       107
  Miscellaneous Interest Expense     1,160     1,485     2,448     1,591     1,320     1,205
  Interest Portion of Rentals        2,564     2,447       415       453       411       462
                                   -------   -------   -------   -------   -------   -------
    Total Fixed Charges,
      as defined                   $25,923   $26,335   $25,130   $24,295   $24,095   $24,540
                                   =======   =======   =======   =======   =======   =======

Ratio of Earnings to Fixed Charges    3.22      3.20      3.12      3.74      3.55      3.71
                                      ====      ====      ====      ====      ====      ====
