Form 10-K/A
period 1993-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1994-06-27
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 11, 1994, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately $435 million. On that date, 13,035,756 common shares (no par value) were outstanding.

At March 15, 1994, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $60 million. The voting stock of CILCO consists of its preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement dated March 21, 1994, in connection with its Annual Meeting which was held on April 26, 1994, is incorporated into Part I and Part III hereof.

Central Illinois Light Company's Proxy Statement dated March 28, 1994, in connection with its Annual Meeting which was held on April 26, 1994, is incorporated into Part I and Part III hereof.

The undersigned registrant hereby amends its Annual Report for 1993 on Form 10-K to supply the information, financial statements and exhibits required by Form 11-K with respect to the Employees' Savings Plan of Central Illinois Light Company.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                    CILCORP Inc.
                                          --------------------------------
                                                    (Registrant)



                                        By          R. O. Viets
                                          --------------------------------
                                              R. O. Viets, President and
                                                Chief Executive Officer


June 24, 1994

                                 CILCORP Inc.

             Exhibit Index to Annual Report on Form 10-K for 1993


 Exhibit
   No.                           Description
 -------                         -----------

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

  (12)   Computation of Ratio of Earnings to Fixed Charges

 *(13)   Annual Report to Security Holders

  (24)   Consent of Arthur Andersen & Co.

  (25)   Power of Attorney

  (28)   Form 11-K for Employees' Savings Plan of Central Illinois Light
         Company

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

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549





                                  FORM 11-K



             [X] ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended December 31, 1993

                                     OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _______ to _______


         Commission file number    1-8946
                                ------------

              A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


                           EMPLOYEES' SAVINGS PLAN
                                     of
                       CENTRAL ILLINOIS LIGHT COMPANY

                         (Established June 1, 1965)

              As Amended and Restated Effective January 1, 1992


              B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:





                                CILCORP Inc.
                        300 Hamilton Blvd., Suite 300
                        Peoria, Illinois  61602-1238

                              TABLE OF CONTENTS


                                                                         Page
                                                                         ----
          Report of Independent Public Accountants                        7

          Financial Statements and Schedules of the Plan:
             Statement of Net Assets Available for Plan Benefits -
             December 31, 1993 and December 31, 1992                     8-9

             Statement of Changes in Net Assets Available for Plan
             Benefits - for the Years Ended December 31, 1993, 1992
             and 1991                                                   10-12

             Notes to Financial Statements                              13-24

          Supplemental Schedules                                        25-27

          Signatures                                                      28

          Exhibit Index to Form 11-K                                      29

          Exhibit 24 - Consent of Independent Public Accountants          30

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------


To the Employees' Savings Plan of
Central Illinois Light Company:



We have audited the accompanying statements of net assets available for plan benefits of the Employees' Savings Plan of Central Illinois Light Company (the "Plan") as of December 31, 1993 and 1992, and the related statement of changes in net assets available for plan benefits for the years ended December 31, 1993, 1992 and 1991. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits as of December 31, 1993 and 1992, and the changes in net assets available for plan benefits for the years ended December 31, 1993, 1992 and 1991 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment and reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                 ARTHUR ANDERSEN & CO.



Chicago, Illinois
June 3, 1994

                                             EMPLOYEES' SAVINGS PLAN of
                                           CENTRAL ILLINOIS LIGHT COMPANY
                                 Statement of Net Assets Available for Plan Benefits
                                                  December 31, 1993
                                                                           Investment Funds
                                                             ---------------------------------------------
                                                  Total       Fund A       Fund B      Fund C      Fund D    Loan Fund
Investments at Quoted Market (Note 2):
   Fund A - Common stock of CILCORP Inc.*
      (ERISA Cost $56,698,948)                $53,555,025  $53,555,025 $      -     $     -     $     -     $     -
   Fund B - Wells Fargo Equity Index Fund,
      Series E* (ERISA Cost $10,232,621)       10,059,120         -     10,059,120        -           -           -
   Fund C - U.S. Government obligations
      (ERISA Cost $8,886,327)                   8,779,973         -           -      8,779,973        -           -
   Fund D - U.S. Government obligations
      (ERISA Cost $4,531,186)                   4,531,186         -           -           -      4,531,186        -
                                              -----------  ----------- -----------  ----------  ----------  ----------
                                               76,925,304   53,555,025  10,059,120   8,779,973   4,531,186        -

Other Assets:
   Temporary cash investments                   4,425,520      108,570      24,534      50,977   4,241,439        -
   Cash on deposit with Trustee                     9,885          145          84          80       9,576        -
   Participants' loans receivable               4,213,970         -           -           -           -      4,213,970
   Contributions receivable                       629,434      445,045     111,122      44,535      28,732        -
   Dividends and interest receivable              312,494         -           -        230,623      81,871        -
                                              -----------  ----------- -----------  ----------  ----------  ----------
                                                9,591,303      553,760     135,740     326,215   4,361,618   4,213,970

         Total Assets                          86,516,607   54,108,785  10,194,860   9,106,188   8,892,804   4,213,970
                                              -----------  ----------- -----------  ----------  ----------  ----------
Liabilities:
   Pending loans to participants                  123,075       42,128       3,302      13,771      63,874        -
                                              -----------  ----------- -----------  ----------  ----------  ----------
                                                  123,075       42,128       3,302      13,771      63,874        -
                                              -----------  ----------- -----------  ----------  ----------  ----------
Net Assets Available for Plan
  Benefits (Page 10)                          $86,393,532  $54,066,657 $10,191,558  $9,092,417  $8,828,930  $4,213,970
                                              ===========  =========== ===========  ==========  ==========  ==========

The Notes to Financial Statements are an integral part of this statement. *Party-in-Interest

                                             EMPLOYEES' SAVINGS PLAN of
                                           CENTRAL ILLINOIS LIGHT COMPANY
                                 Statement of Net Assets Available for Plan Benefits
                                                  December 31, 1992
                                                                           Investment Funds
                                                             ---------------------------------------------
                                                  Total       Fund A       Fund B      Fund C      Fund D    Loan Fund
Investments at Quoted Market (Note 2):
   Fund A - Common stock of CILCORP Inc.*
      (ERISA Cost $57,652,220)                $60,365,121  $60,365,121  $     -     $     -     $     -     $     -
   Fund B - Wells Fargo Equity Index Fund*
      (ERISA Cost $7,176,432)                   7,515,065         -      7,515,065        -           -           -
   Fund C - U.S. Government obligations
      (ERISA Cost $3,620,391)                   3,596,719         -           -      3,596,719        -           -
   Fund D - U.S. Government obligations
      (ERISA Cost $2,021,307)                   2,021,307         -           -           -      2,021,307        -
                                              -----------  -----------  ----------  ----------  ----------  ----------
                                               73,498,212   60,365,121   7,515,065   3,596,719   2,021,307        -

Other Assets:
   Temporary cash investments                   6,760,064    1,113,000     164,700     827,000   4,655,364        -
   Cash on deposit with Trustee                       183           36          40          91          16        -
   Participants' loans receivable               3,831,057         -           -           -           -      3,831,057
   Contributions receivable                       596,600      437,710      97,797      37,062      24,031        -
   Dividends and interest receivable              161,538        1,168         487      94,432      65,451        -
                                              -----------  -----------  ----------  ----------  ----------  ----------
                                               11,349,442    1,551,914     263,024     958,585   4,744,862   3,831,057

         Total Assets                          84,847,654   61,917,035   7,778,089   4,555,304   6,766,169   3,831,057
                                              -----------  -----------  ----------  ----------  ----------  ----------
Liabilities:
   Pending loans to participants                  141,244       80,480       7,304         617      52,843        -
                                              -----------  -----------  ----------  ----------  ----------  ----------
                                                  141,244       80,480       7,304         617      52,843        -
                                              -----------  -----------  ----------  ----------  ----------  ----------
Net Assets Available for Plan
  Benefits (Page 11)                          $84,706,410  $61,836,555  $7,770,785  $4,554,687  $6,713,326  $3,831,057
                                              ===========  ===========  ==========  ==========  ==========  ==========

The Notes to Financial Statements are an integral part of this statement. *Party-in-Interest

                                             EMPLOYEES' SAVINGS PLAN of
                                           CENTRAL ILLINOIS LIGHT COMPANY
                           Statement of Changes in Net Assets Available for Plan Benefits
                                        For the Year Ended December 31, 1993

                                                                          Investment Funds
                                                           ---------------------------------------------
                                              Total        Fund A        Fund B      Fund C      Fund D    Loan Fund
Additions to Net Assets Attributed to:
Investment Income
   Dividends                              $ 3,442,097   $ 3,442,097  $      -     $     -     $     -     $     -
   Interest                                   794,048        13,950        3,590     517,146     259,362        -
   Realized Gain (Loss) on Investments
     (Note 8)                                 257,704       261,835         -         (4,131)       -           -
   Unrealized Appreciation (Depreciation)
     of Investments (Note 9)               (3,250,277)   (3,143,923)        -       (106,354)       -           -
   Net Investment Gain (Loss) from
     Common/Collective Trusts (Note 10)       877,446        -           877,446        -           -           -
                                          -----------   -----------  -----------  ----------  ----------  ----------
                                            2,121,018       573,959      881,036     406,661     259,362        -

Other Income:
   Interest on Participants' Loans            326,879          -            -           -           -        326,879

Contributions:
   Participants                             4,510,909     3,071,681      847,333     354,492     237,403        -
   Company                                  1,512,783     1,113,172      233,623      97,606      68,382        -
Transfers                                        -       (6,750,615)     683,969   3,827,010   2,055,906     183,730
                                          -----------   -----------  -----------  ----------  ----------  ----------
      Total Additions                       8,471,589    (1,991,803)   2,645,961   4,685,769   2,621,053     510,609

Deduction from Net Assets Attributed to:
Participants' Withdrawals                  (6,784,467)   (5,778,095)    (225,188)   (148,039)   (505,449)   (127,696)
                                          -----------   -----------  -----------  ----------  ----------  ----------
   Net Change During Period                 1,687,122    (7,769,898)   2,420,773   4,537,730   2,115,604     382,913

Net Assets Available for Plan
  Benefits at December 31, 1992            84,706,410    61,836,555    7,770,785   4,554,687   6,713,326   3,831,057
                                          -----------   -----------  -----------  ----------  ----------  ----------
Net Assets Available for Plan
  Benefits at December 31, 1993           $86,393,532   $54,066,657  $10,191,558  $9,092,417  $8,828,930  $4,213,970
                                          ===========   ===========  ===========  ==========  ==========  ==========

The Notes to Financial Statements are an integral part of this statement.

                                             EMPLOYEES' SAVINGS PLAN of
                                           CENTRAL ILLINOIS LIGHT COMPANY
                           Statement of Changes in Net Assets Available for Plan Benefits
                                        For the Year Ended December 31, 1992

                                                                         Investment Funds
                                                         ----------------------------------------------
                                              Total        Fund A       Fund B      Fund C      Fund D    Loan Fund
Additions to Net Assets Attributed to:
Investment Income
   Dividends                               $ 3,936,941   $ 3,738,276  $  198,665  $     -     $     -     $     -
   Interest                                    502,387        13,085       5,674     257,994     225,634        -
   Realized Gain (Loss) on Investments
     (Note 8)                                 (188,125)     (174,269)       (888)    (12,968)        -          -
   Unrealized Appreciation (Depreciation)
      of Investments (Note 9)                3,027,862     2,712,901     338,633     (23,672)        -          -
                                           -----------   -----------   ---------  ----------  ----------  ---------
                                             7,279,065     6,289,993     542,084     221,354     225,634        -
                                           -----------   -----------   ---------  ----------  ----------  ---------
Other Income:
   Interest on Participants' Loans             332,251          -           -           -           -        332,251

Contributions:
   Participants                              4,314,688     3,056,663     769,203     284,979     203,843        -
   Company                                   1,488,867     1,142,013     212,293      76,252      58,309        -
Transfers                                        -        (3,997,547)  1,005,685   1,091,544   1,606,424     293,894
                                           -----------  ------------  ----------  ----------  ----------  ----------
      Total Additions                       13,414,871     6,491,122   2,529,265   1,674,129   2,094,210     626,145
                                           -----------  ------------  ----------  ----------  ----------  ----------
Deduction from Net Assets Attributed to:
Participants' Withdrawals                   (4,982,523)   (4,175,108)   (400,798)   (111,333)   (208,965)    (86,319)

   Net Change During Period                  8,432,348     2,316,014   2,128,467   1,562,796   1,885,245     539,826

Net Assets Available for Plan
  Benefits at December 31, 1991             76,274,062    59,520,541   5,642,318   2,991,891   4,828,081   3,291,231
                                           -----------   -----------  ----------  ----------  ----------  ----------
Net Assets Available for Plan
  Benefits at December 31, 1992            $84,706,410   $61,836,555  $7,770,785  $4,554,687  $6,713,326  $3,831,057
                                           ===========   ===========  ==========  ==========  ==========  ==========

The Notes to Financial Statements are an integral part of this statement.

                                             EMPLOYEES' SAVINGS PLAN of
                                           CENTRAL ILLINOIS LIGHT COMPANY
                           Statement of Changes in Net Assets Available for Plan Benefits
                                        For the Year Ended December 31, 1991

                                                                          Investment Funds
                                                           ---------------------------------------------
                                               Total        Fund A       Fund B      Fund C      Fund D    Loan Fund
Additions to Net Assets Attributed to:
Investment Income
   Dividends                               $ 3,899,661   $ 3,796,584  $  103,077  $     -     $     -     $     -
   Interest                                    547,211        25,809      32,648     200,342     288,412        -
   Realized Gain (Loss) on Investments
     (Note 8)                                  307,810       (93,337)    401,780        (633)       -           -
   Unrealized Appreciation (Depreciation)
     of Investments (Note 9)                 5,069,553     4,580,945     377,096     111,512        -           -
                                           -----------   -----------  ----------  ----------  ----------  ----------
                                             9,824,235     8,310,001     914,601     311,221     288,412        -

Other Income:
   Interest on Participants' Loans             299,966          -           -           -           -        299,966

Contributions:
   Participants                              3,941,908     2,999,112     476,736     239,774     226,286        -
   Company                                   1,371,834     1,128,879     119,272      64,062      59,621        -
Transfers                                         -       (2,751,032)  1,099,335     525,798     693,411     432,488
                                           -----------   -----------  ----------  ----------  ----------  ----------
      Total Additions                       15,437,943     9,686,960   2,609,944   1,140,855   1,267,730     732,454

Deduction from Net Assets Attributed to:
Participants' Withdrawals                   (6,941,574)   (5,622,368)   (371,292)   (522,068)   (340,103)    (85,743)
                                           -----------   -----------  ----------  ----------  ----------  ----------
   Net Change During Period                  8,496,369     4,064,592   2,238,652     618,787     927,627     646,711

Net Assets Available for Plan
  Benefits at December 31, 1990             67,777,693    55,455,949   3,403,666   2,373,104   3,900,454   2,644,520
                                           -----------   -----------  ----------  ----------  ----------  ----------
Net Assets Available for Plan
  Benefits at December 31, 1991            $76,274,062   $59,520,541  $5,642,318  $2,991,891  $4,828,081  $3,291,231
                                           ===========   ===========  ==========  ==========  ==========  ==========

The Notes to Financial Statements are an integral part of this statement.

                        NOTES TO FINANCIAL STATEMENTS

(1)  Description of Plan:

CILCORP Inc. (CILCORP), a holding company, is the parent of Central Illinois Light Company (the Company). The Company and CILCORP are occasionally hereinafter referred to as the "Employer." The following description of the Company's Employees' Savings Plan (the Plan) provides only general information. Participants should refer to the Plan Prospectus for a more complete description of the Plan's provisions.

 (A) General - The plan is a defined contribution plan covering any employee of the Employer electing to enroll in the Plan, including an officer, who has completed at least one year of service (the completion of 1,000 hours of service during a 12 month period beginning on the employee's first day of employment with the Employer). Participation is voluntary. The fiscal year of the Plan ends on December 31 of each calendar year. The Committee administering the Plan delivers quarterly to each participant a statement setting forth the value of the accounts of each participant. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

     Beginning October 1, 1991, Investment Fund B was changed from an investment fund in the common stock of other companies to an equity index investment fund (Wells Fargo Equity Index Fund). The Investment Manager for Fund B is Wells Fargo Nikko Investment Advisors of San Francisco, California. The Wells Fargo Equity Index Fund is invested in virtually all Standard and Poor's (S&P) 500 Index stocks in their appropriate capitalization weights. The fund is designed to replicate the returns of the S&P 500 Index, which accounts for about 75% of the value of all publicly traded U.S. equities. S&P 500 Index is a composite of 400 industrial, 40 financial, 40 utility and 20 transportation common stocks. The index is capitalization-weighted with each stock weighted by its proportion of the total market value of all 500 issues.

 (B) Contributions - Each participant may elect to have their salary or wages reduced by an amount which is not less than 1% or more than 15% of their base rate of pay up to a maximum dollar amount, which was $8,994 for 1993 (Pre-Tax Contribution). The Employer will contribute to the Plan an amount equal to 50% of each participant's Pre-Tax Contributions up to a maximum of 6% of such participant's regular base pay. Participants may also elect to make regular after-tax contributions (Voluntary Contributions) to the Plan in an amount which is not more than 10% of their regular base pay. Employees who receive, or are entitled to receive, a distribution from a plan of a previous employer may be able to transfer the distribution to an account under the Plan (Rollover Contributions). Reference is made to the Prospectus for details on the guidelines and limitations for Pre-Tax Contributions, Voluntary Contributions and Rollover Contributions.

 (C) Vesting - Under the Plan all amounts credited to the participant's accounts, including all Rollover Contributions, are fully vested at all times and are not subject to forfeiture for any reason. The Employer has reserved the right to amend or terminate the Plan but has not expressed any intention of doing so at this time.

(2)  Summary of Significant Accounting Policies:

The Plan is on the accrual method of accounting.

Administration expenses of the Plan are paid by the Employer and, accordingly, are not reflected in the financial statements of the Plan.

The investment securities, except those in Fund D, are stated at market. Fund D investments in U.S. Treasury Bills are valued at cost and interest is recognized ratably up to the maturity date. Fund D investments are short term in nature and typically held to maturity.

Unrealized appreciation (depreciation) on investment assets represents the difference between the adjusted investment cost compared to the market value of the assets at the end of the plan year; no actual sales have taken place. The adjusted investment cost, termed "ERISA cost" within this document, is the value of the investment asset at the beginning of the Plan year or, for investments acquired during the year, the value at the time of purchase. Realized appreciation (depreciation) represents gains or losses from the actual sale of Plan assets in excess of or below the ERISA cost.

(3)  Valuation of Accounts:

The amount of each participant's Employer Contribution Account, Pre-Tax Contribution Account, Rollover Account and Voluntary Contribution Account held in each Investment Fund, and the amount of each participant's Loan Fund Account, will be adjusted as follows and in the following order:

     (a) As of the last business day of each calendar month or such other day designated by the Committee (Valuation Date), the amount of any distributions or withdrawals from each participant's account will be debited to the account and to the Separate Investment Fund from which paid.

     (b) As of the Valuation Date, the amount of transfers between accounts made at the participant's request will be debited or credited, as appropriate, to the applicable account and to the Separate Investment Fund.

     (c) As of the Valuation Date, the amounts of each participant's Rollover Contributions and Vested Transfers paid to the Trust Fund during the month shall be credited to the accounts and to the Separate Investment Funds to which allocated.

     (d) As of each Valuation Date, the Trustee shall report to the Committee the fair market value of the assets of each Separate Investment Fund (Current Fair Market Value). For each Separate Investment Fund, the Committee shall determine the factor representing the ratio between the Current Fair Market Value of the Separate Investment Fund and the value of each participant's account invested in the Separate Investment Fund as of the preceding Valuation Date, plus or minus adjustments made as of the Valuation Date pursuant to the Plan. Each participant's account balance in each Separate Investment Fund shall then be adjusted by multiplying the account balance by the factor for the corresponding Separate Investment Fund.

     (e) As of the Valuation Date, loans made to participants since the last Valuation Date and interest accrued thereon shall be credited to the participant's Loan Fund Account. (See Note 6 for a discussion of the Loan Fund.)

     (f) As of the Valuation Date, principal payments of participant loans received since the last Valuation Date shall be debited to the participant's Loan Fund Account, and principal and interest payments since the last Valuation Date shall be credited to the participant's Fund D account and to the Separate Investment Fund D. As of November 1, 1993, principal and interest payments are invested in the same manner as the most recent investment selection designation by the Participant. (See Note 6 for a discussion of the Loan Fund.)

     (g) As of the Valuation Date, the amounts of each participant's Pre-Tax Contributions, Voluntary Contributions and Employer Matching Contributions shall be credited to the accounts and to the Separate Investment Funds to which allocated.

(4)  Investment of Funds:

The Company and First of America Bank - Illinois, N.A., Peoria, IL, have entered into a Trust Agreement under which the Bank will act as Trustee under the Plan. The Company may change the Trustee and may amend or terminate the Trust Agreement provided no such amendment or termination or other action by the Company shall divert any part of the Trust Fund to purposes other than the exclusive benefit of participants. Beginning October 1, 1991, the Company appointed Wells Fargo Nikko Investment Advisors, San Francisco, California, a registered investment advisor, as Investment Manager of Fund B of the Plan. Previous to that date, Harris Associates, Inc. of Chicago, Illinois managed the fund.

Each month, all participant contributions and all Employer contributions are paid over to the Trustee and are held by it as a Trust Fund in which all contributions are invested and out of which all distributions are made. The Trustee shall make all purchases and sales of securities for investment in or distribution from the Trust Fund on the basis of current market or redemption prices.

The Plan and the Trust thereunder provide that the Trust Fund shall consist of four separate Investment Funds:

     Fund A - Common stock of CILCORP Inc., together with all income thereon.

     Fund B - Wells Fargo Equity Index Fund, Series E, together with all income thereon.

     Fund C - Obligations issued or fully guaranteed by the United States
              Government or any agent or instrumentality thereof, as selected by the Trustee at its sole discretion, together with all income thereon.

     Fund D - Fixed income securities with a maturity of one year or less, as selected by the Trustee at its sole discretion, together with all income thereon.

In addition, a Loan Fund is maintained which consists of promissory notes evidencing loans made to participants. (See Note 6 for a discussion of the Loan Fund.)

A participant may direct that his contributions and Employer contributions be invested entirely in Fund A, Fund B, Fund C, or Fund D, or in a combination of two or more Investment Funds, in multiples of 10%. A participant may change his investment designation as of his first pay date in the months of January, April, July and October. Contributions already invested in a particular Separate Investment Fund may be transferred by a participant to another Separate Investment Fund as of the first day of January, April, July and October.

Dividends, interest and any other income earned by an Investment Fund shall be reinvested in the same Investment Fund.

The Trustee and the Investment Manager, as applicable, may select the types of securities specified above to be purchased for Fund B, Fund C and Fund D and may from time to time purchase and sell any securities and reinvest the proceeds of any such sale.

The Trustee will buy and sell CILCORP common stock for Fund A on a national securities exchange or elsewhere, as it may select. The purchase price for the shares so purchased in any month will be the price paid for those shares in the open market, including any related brokerage commissions or service charges. The Trustee may also buy such common stock on a monthly basis directly from CILCORP so long as CILCORP has available original issue common stock which it is authorized to sell to the Trustee. The purchase price of such original issue common stock, if any is authorized and purchased, will be the average of the highest sale price and lowest sale price of CILCORP's common stock, as reported by The Wall Street Journal as Composite Transactions, during the first three days that such stock is traded each month. The Trustee may maintain in cash such part of the assets of Funds B, C and D as it shall deem necessary or advisable. Securities held in the Trust Fund may be registered in the name of the Trustee or its nominee.

As of December 31, 1993, 1,398 employees, or approximately 94% of the 1,490 eligible employees, were active participants in the Plan. The following summary shows the number of participants contributing to each fund as of December 31, 1993:

                  Fund                     Participants
                    A                          1,357
                    B                            689
                    C                            467
                    D                            853


The total number of participants in the Plan was less than the sum of the number of active participants shown above because many were participating in more than one fund.

(5)  Related Party Transactions:

Certain Plan investments are shares of mutual funds managed by First of America Bank - Illinois N.A. First of America Bank - Illinois N.A. is the Trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest. The Trustee of the Plan also invests in CILCORP common stock. Since CILCORP is the parent company of CILCO any investment transactions involving CILCORP common stock qualify as related party transactions. Wells Fargo Nikko Investment Advisors is the Investment Manager for Fund B of the Plan. The Investment Manager invests certain assets of Fund B in various Wells Fargo mutual funds and, therefore, is considered a related party. Investment management fees are paid by the Company and are not included in the Plan's financial statements.

(6)  Loan Fund:

Since September 1, 1988, participants have been allowed to borrow funds from their Plan accounts. The minimum amount that can be borrowed is $1,000. The maximum loan amount is the lesser of one-half of the participant's account balance or $50,000, with adjustments for certain previously outstanding loans. Participants must pledge the balance of their Plan accounts as security for the loans. A participant may have a maximum of two Plan loans outstanding at any time.

Each Plan loan is evidenced by a written note providing for the repayment of principal and interest over a fixed time period. These promissory notes are shown in the Statement of Financial Position under the caption "Loan Fund." The maximum repayment period is five years; however, a loan used to purchase a principal residence may have a longer repayment period as authorized by the Committee. The interest rate charged on each loan is based upon the average lending rate on similar loans as determined each month by First of America Bank - Illinois, N.A. Payments are generally made through payroll deductions. Prepayment of the entire principal balance and interest is permitted without penalty after a minimum loan period of three months. All Plan distributions for loans flow through Investment Fund D. Principal and interest payments, however, flow through the various funds based upon the most current investment selection designation of the Participant.

At December 31, 1993, there were 802 Plan loans outstanding totaling
$4,213,970.

(7)  Federal Income Taxes:

The Company has received a determination letter from the Internal Revenue Service that the Plan, as amended and restated effective January 1, 1985, meets the requirement of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986 (the Code) and that the Trust Fund is exempt from Federal income tax under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter and will be further amended within the applicable retroactive amendment period. The Plan Administrator believes that the Plan is currently designed and being operated in compliance with the applicable requirements of the Code. Therefore, the Plan Administrator believes that the Plan was qualified and the related trust was tax-exempt as of the financial statement date. The Company will file a request for a determination from the Internal Revenue Service that the Plan, as amended and restated effective January 1, 1987, September 1, 1988, January 1, 1989, and January 1, 1992, continues to meet the requirements of Sections 401(a), 401(k) and 401(m) of the Internal Revenue Code of 1986, and the Trust Fund is exempt from tax under Section 501(a) of the Code.

The following is a description of certain federal income tax consequences regarding the operation of the Plan. It is intended to be general in nature, and is based on the interpretations of present federal law and regulations which may be subject to change. Each participant may wish to discuss specific questions with his own tax advisor or attorney. In addition, there may be tax considerations under foreign, state and local laws applicable to participants.

                            Contributions to Plan

Amounts contributed by the Employer on behalf of an employee will be deductible by the Employer for federal income tax purposes, provided that the Plan and Trust continue to meet the requirements of Sections 401(a) and 501(a) of the Code. A participant will not be entitled to a deduction for income tax purposes for Voluntary Contributions he makes to the Plan.

Provided that the Plan meets the nondiscrimination requirements of Sections 401(k) and 401(m) of the Code, amounts contributed by the Employer as Pre-Tax Contributions and Matching Contributions will not be included in the participant's gross income.

                           Earnings of Trust Fund

Income and appreciation on Pre-Tax Contributions, Matching Contributions and Voluntary Contributions will not be subject to income tax while held in the Trust Fund and will not be includable in the participant's taxable income until distributed to him, provided that the Plan and Trust continue to meet the requirements of Sections 401(a) and 501(a) of the Code.

            Withdrawal of Voluntary Contributions While Employed

If a participant, while remaining an employee of the Employer, withdraws his participant contributions or Voluntary Contributions, the amount withdrawn (when added to the amounts previously withdrawn which were considered a tax-free recovery of employee contributions) is not taxable if the amount does not exceed the sum of his participant contributions made prior to November 1, 1983 and his Voluntary Contributions made on or after November 1, 1983 and before December 31, 1986.

If the amount withdrawn (when added to the amounts previously withdrawn which were considered a tax-free recovery of contributions) exceeds this sum, a portion of the withdrawal will be taxable to him.

Under the Plan, Voluntary Contributions made after December 31, 1986 and earnings thereon are accounted for separately ("Post-1986 Account"), and participants may designate that after first withdrawing all participant contributions and Voluntary Contributions made before January 1, 1987 that they will then withdraw contributions from their Post-1986 Accounts. If a participant withdraws Voluntary Contributions from his Post-1986 Account, he will receive the distribution tax-free equal to the amount of withdrawal from the Post-1986 Account, multiplied by a fraction the numerator of which is the amount of Post-1986 Voluntary Contributions and the denominator of which is the amount of Post-1986 Voluntary Contributions, plus earnings thereon.

                            Lump-Sum Distribution

If a participant receives a distribution of his entire Account balances by reason of his termination of employment, disability, death, or after his attainment of age 59-1/2, the distribution will constitute a "lump-sum distribution." A lump-sum distribution is taxable to the extent the value of the entire distribution exceeds the sum of: (i) the participant's contributions and Voluntary Contributions not previously withdrawn and (ii) any net unrealized appreciation (as discussed below) in value of any common stock included in the distribution. However, a participant may elect to include net unrealized appreciation in his income in the year of distribution. The taxable portion of the lump-sum distribution will be ordinary income which may qualify for a special five-year averaging provision if the participant has attained age 59-1/2 and has been a participant for five or more taxable years before the taxable year in which distribution is made. A participant may elect the special five-year forward averaging provision only once.

     (a) Net Unrealized Appreciation - Net unrealized appreciation is the excess of the fair market value of the common stock at the time of distribution over the basis of the common stock to the Trustee (generally, the fair market value of the common stock when acquired by the Trustee). The net unrealized appreciation, excluded from a participant's income in the year of distribution, will be taxable as long-term capital gain to the extent the common stock is sold for an amount greater than the participant's basis in the common stock. If the gain realized by the participant in a sale exceeds the amount of the net unrealized appreciation at the time of distribution, the gain will be taxed as long-term or a short-term capital gain depending upon whether the participant's holding period for the common stock sold is more than six months. Since 1988, long-term and short-term capital gains have been taxed at the same rate.

     (b) Capital Gains Treatment - If the employee became a participant before January 1, 1974, capital gains treatment may be accorded to the portion of the lump-sum distribution which is attributable to pre-1974 participation; while not entirely clear, it appears that the employee must have been a participant for five or more years before the taxable year in which the distribution is made. However, capital gains treatment is being phased out over a five-year period which began in 1988. The amounts that would have qualified for capital gains treatment will be multiplied by a percentage in calculating the amount eligible for capital gains treatment, as follows: 1988, 95%; 1989, 90%; 1990, 50%; and 1991, 25%. Beginning January
1, 1992, the capital gains treatment is no longer available except under the special rule described below.

     (c) Participants Who Attained Age 50 on or Before January 1, 1986 - Special rules apply if a participant had attained age 50 on or before January 1, 1986. If so, the participant may elect on a one-time basis to have the taxable portion of a lump-sum distribution taxed under a special ten-year averaging provision under 1986 income tax rates or the special five-year averaging provision under the then applicable income tax rates. An election under this special rule to use either ten-year or five-year averaging prior to attaining age 59-1/2 means that the participant may not elect five-year forward averaging after he attains age 59-1/2. Also, if the employee became a participant before January 1, 1974, and he has been a participant for five or more taxable years before the taxable year in which the distribution is made, he may elect on a one-time basis to have the taxable portion attributable to pre-1974 participation taxed as capital gains at a rate of 20 percent.

     (d) Direct rollover of Eligible Rollover Distribution - If a participant is eligible to receive a distribution from the Plan by reason of termination of employment, termination of the Plan or attainment of age 59-1/2, he may elect to directly transfer all or part of the taxable portion of the cash and other property (or proceeds thereof) received in such distribution (to the extent its fair market value exceeds the amount of the participant's contributions and Voluntary Contributions not previously withdrawn) to: (i) another exempt employees' trust which is part of a "qualified" plan for Federal income tax purposes; (ii) an "annuity" plan described in Section 403(a) of the Code, or (iii) an "individual retirement account" or an "individual retirement annuity" ("IRA") and thereby avoid current taxation of the portion of the distribution directly transferred. If a participant transfers all or part of a distribution to another qualified plan or IRA, he may not exclude the net unrealized appreciation on Company Stock he receives in a subsequent distribution. If the spouse of a participant receives an eligible rollover distribution by reason of the participant's death, the spouse may directly transfer the taxable portion of such distribution to an individual retirement account or annuity and thereby avoid current Federal income taxation on the taxable portion of the distribution so directly transferred. If a distribution is considered an "eligible rollover distribution," it will be subject to mandatory 20% withholding unless the recipient directly rolls the distribution to an IRA or the tax-qualified retirement plan of another employer. Amounts not directly rolled over may still be rolled over to a qualified plan or an IRA within 60 days of its receipt. However, the portion of the distribution withheld for federal income taxes is subject to taxation at the time of the distribution unless the participant makes up that portion and contributes an amount equal to the entire distribution within the 60-day time limit. Also, under these rules, a participant may withdraw less than 50% of his account balances and roll that amount over to another qualified plan or an IRA. Any amounts properly rolled over are not subject to federal income taxation until they are withdrawn from the IRA or other qualified plan. In addition, there are numerous exceptions and other special situations with regards to these provisions which are not described herein.

                             10% Additional Tax

Amounts distributed to a participant prior to his attaining age 59-1/2, or after incurring a disability, or to his beneficiary, are subject to a 10% additional income tax unless the distributions are made: (1) to the participant's beneficiary on or after his death; (2) to a participant after he attains age 55 after terminating employment with the Company; (3) to the participant on account of medical expenses to the extent they would be deductible, without regard to whether the participant itemizes deductions; or
(4) to the participant as part of a series of substantially equal periodic payments over his life expectancy or joint life expectancy of the participant and his spouse. Other limited exceptions to the 10% additional income tax not described herein may apply.

                           Excess Distribution Tax

An excess distribution tax will apply if a participant receives lump-sum distributions from all tax-qualified plans, annuities and IRA's exceeding $750,000 in any year, or if the participant receives other than lump-sum distributions from all tax-qualified plans, annuities and IRA's exceeding $150,000 in any year. The tax will be equal to 15% of the excess of distributions over $750,000 (if lump-sum distributions are received) or over $150,000 (if other than lump-sum distributions are received). Any amounts rolled over to an IRA within 60 days of the distribution will not be considered for purposes of the excess distribution tax. If a participant had benefits under all tax-qualified plans equal to at least $562,500 on August 1, 1986, he may file an election to exempt his benefits as of August 1, 1986 (and possibly earnings thereon) from the excess distributions tax. If a participant makes this election, the excess distribution tax will apply if he receives lump-sum distributions from all tax-qualified plans, annuities and IRA's during one year exceeding $562,500, or if the participant receives other than lump-sum distributions from all tax-qualified plans, annuities and IRA's exceeding $112,500 in any year.

                                 Excise Tax

An excise tax will apply if distributions from the Plan do not begin before the required beginning date. In general, the required beginning date is April 1 of the calendar year following the calendar year during which the participant attains age 70-1/2. The excise tax equals 50% of the minimum amount that is required to be distributed under the Code.

                             Federal Estate Tax

With respect to Federal estate tax, if distribution under the Plan is made in a single sum to the participant's estate as a result of the death of a participant or former participant, the amount of the distribution generally will be included in determining the taxable amount of the participant's estate. An unlimited or $100,000 estate tax exclusion may, however, apply if certain requirements are met. The distribution may be eligible for the Federal estate tax unlimited marital deduction if made to the participant's surviving spouse.

(8)  Realized Gain (Loss) on Investments Sold or Distributed:

Realized gains (losses) on investments for the year ended December 31, 1993 represent gains (losses) from the actual sale of Plan assets (excluding common/collective trusts) in excess of or below the ERISA cost. Gains or losses realized on distributions of CILCORP Inc. common stock to participants in settlement of their accounts are determined by the difference between the ERISA cost and the quoted market of the shares distributed. (See Note 2 - Summary of Significant Accounting Policies.)

                                           Year Ended December 31, 1993
                                                 Investment Funds
                              Total           Fund A           Fund C
      ERISA Cost          $10,489,042      $ 7,861,917       $2,627,125
      Market               10,746,746        8,123,752        2,622,994
                          -----------      -----------       ----------
      Gain or (Loss)      $   257,704      $   261,835       $   (4,131)
                          ===========      ===========       ==========


(9)  Unrealized Appreciation (Depreciation) of Investments:

Unrealized appreciation (depreciation) of investments for the year ended December 31, 1993 was determined based on the value of the assets at the beginning of the Plan year or at the time of purchase for any assets acquired during the Plan year compared to the market value at the end of the year. Unrealized appreciation (depreciation) of investments from common/collective trusts is excluded. (See Note 2 - Summary of Significant Accounting Policies.)

                                             Year Ended December 31, 1993
                                                   Investment Funds
                                Total           Fund A          Fund C
     Market Value at
      December 31, 1993     $62,334,998      $53,555,025      $8,779,973
     ERISA Cost at
      December 31, 1993      65,585,275       56,698,948       8,886,327
                            -----------      -----------      ----------
     Unrealized
      appreciation
      (depreciation)
      of investments        $(3,250,277)     $(3,143,923)     $ (106,354)
                            ===========      ===========      ==========

(10)  Net Investment Gain (Loss) from Common/Collective Trust:

Net investment gains (losses) for the year ended December 31, 1993 represent all earnings, expenses, gains or losses, and unrealized appreciation or depreciation from common/collective trusts.

(11)  Distributions:

Effective January 1, 1991, amounts to be withdrawn by participants but not yet paid by the Plan are no longer classified as a liability, but rather are included in net assets available for plan benefits. Amounts to be withdrawn by participants but not yet paid by the Plan as of December 31, 1993 and 1992 are as follows:

                                    1993              1992
                Fund A         $1,563,938          $2,362,137
                Fund B             22,082             127,735
                Fund C             19,270               8,805
                Fund D             19,498             134,788
                               ----------          ----------
                               $1,624,788          $2,633,465
                               ==========          ==========


(12)  Reconciliation of Financial Statements to Form 5500:

The following is a reconciliation of net assets available for Plan benefits per the financial statements to the Form 5500:

                                                      December 31,
                                                   1993           1992
                                                   ----           ----
   Net Assets Available for Plan Benefits
     per the Financial Statements               $86,393,532    $84,706,410

   Amounts Allocated to Withdrawing
     Participants                                 1,624,788      2,633,465
                                                -----------    -----------
   Net Assets Available for Benefits per
     the Form 5500                              $84,768,744    $82,072,945
                                                ===========    ===========

The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:

                                                              Year Ended
                                                          December 31, 1993
                                                          -----------------
     Benefits Paid to Participants per the Financial
       Statements                                             $6,784,467

      Add:  Amounts Allocated to Withdrawing Participants
              at December 31, 1993                             1,624,788

     Less:  Amounts Allocated to Withdrawing Participants
              at December 31, 1992                             2,633,465
                                                              ----------
     Benefits Paid to Participants per the Form 5500          $5,775,790
                                                              ==========


Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit Claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                          CENTRAL ILLINOIS LIGHT COMPANY                    Schedule I
                               Employee Savings Plan                        Plan 002
            Item 27(a)-Schedule of Assets Held for Investment Purposes      37-1009435
                              As of December 31, 1993
                                          Number of
                                          Shares or     Historical
Name of Issuer and Title of Issue     Principal Amount     Cost           Market
                                      FUND A
CILCORP Inc.                              1,428,134     $39,805,832    $53,555,025**
                                      FUND B
Wells Fargo Equity Index Fund, Series E     776,603     $ 9,980,407    $10,059,120**
                                      FUND C
U.S. Treasury Notes, 7.000% due 1/15/94     275,000     $   274,318    $   275,258
U.S. Treasury Notes,  8.875% due 2/15/94    425,000         431,684        427,789
U.S. Treasury Bonds, 9.000% due 2/15/94     350,000         364,132        352,406
U.S. Treasury Notes, 8.000% due 7/15/94     225,000         224,993        230,414
U.S. Treasury Notes, 8.500% due 9/30/94   1,000,000       1,069,633      1,035,937
U.S. Treasury Notes, 8.250% due 11/15/94    200,000         201,798        207,750
U.S. Treasury Notes, 8.875% due 2/15/96     900,000         988,789        982,406
U.S. Treasury Notes, 7.875% due 7/15/96   1,000,000       1,097,422      1,081,250
U.S. Treasury Notes, 7.250% due 11/15/96    850,000         918,000        910,828
U.S. Treasury Notes, 8.500% due 7/15/97     500,000         538,984        559,375
U.S. Treasury Notes, 7.875% due 1/15/98     610,000         684,082        673,669
U.S. Treasury Notes, 9.000% due 5/15/98     325,000         355,305        374,563
U.S. Treasury Notes, 7.125% due 10/15/98    200,000         212,812        216,375
U.S. Treasury Notes, 8.875% due 2/15/99   1,250,000       1,469,316      1,451,953
                                          ---------     -----------    -----------
                                          8,110,000       8,831,268      8,779,973
                                          ---------     -----------    -----------
                                      FUND D
U.S. Treasury Bill, due 1/13/94             600,000     $   584,205    $   584,205
U.S. Treasury Bill, due 2/10/94             700,000         680,492        680,492
U.S. Treasury Bill, due 3/10/94             600,000         582,405        582,405
U.S. Treasury Bill, due 4/07/94             300,000         290,782        290,782
U.S. Treasury Bill, due 5/05/94             700,000         677,930        677,930
U.S. Treasury Bill, due 6/30/94             300,000         289,747        289,747
U.S. Treasury Bill, due 8/25/94             375,000         362,620        362,620
U.S. Treasury Bill, due 9/22/94             200,000         193,695        193,695
U.S. Treasury Bill, due 10/20/94            300,000         290,157        290,157
U.S. Treasury Bill, due 11/17/94            300,000         289,589        289,589
U.S. Treasury Bill, due 12/15/94            300,000         289,564        289,564
                                          ---------     -----------    -----------
                                          4,675,000       4,531,186      4,531,186*
                                          ---------     -----------    -----------
Loan Fund, 7% to 11.5%                                    4,213,970      4,213,970**
                                                        -----------    -----------
                     Total Investments                  $67,392,663    $81,139,274
                                                        ===========    ===========

 *See Note 2 for Fund D valuation.
**Party-in-interest

                                         EMPLOYEES' SAVINGS PLAN OF
                                       CENTRAL ILLINOIS LIGHT COMPANY
                       "Item 27(a) - Schedule of Assets Held for Investment Purposes"
                    Assets Which Were Both Acquired and Disposed of During the Plan Year
                                    For the Year Ended December 31, 1993

                                                                              Section (c)        Section (e)
       Section (a)                              Section (b)                     Cost of          Proceeds of
   Identity of Issuer                   Description of Investment            Acquisitions       Dispositions
_____________________________        __________________________________      ____________       ____________

*CILCORP Inc.                         Common stock                             $   None            $  None

*Wells Fargo Nikko Investment Co.     WF Equity Index Fund                       2,032,619          2,334,954
                                      WF Equity Index Fund, Series E               343,341            345,280
                                      WF Money Market Fund for EBT               1,839,173          1,839,173
                                                                               -----------         ----------
                                                                                 4,215,133          4,519,407

 United States Treasury               Treasury Notes, 9.250% due 1/15/96           277,734            283,018
                                      Treasury Notes, 7.875% due 7/31/96           991,969            984,445
                                                                               -----------         ----------
 Total Treasury Notes and Bonds                                                  1,269,703          1,267,463

 United States Treasury               Treasury Bill, due 10/21/93                  293,990            293,990
                                      Treasury Bill, due 11/18/93                  292,400            292,400
                                      Treasury Bill, due 12/16/93                  291,573            291,573
                                                                               -----------         ----------
 Total Treasury Bills                                                              877,963            877,963

 Total Investments                                                             $ 6,362,799         $6,664,833
                                                                               ===========         ==========

*Party-in-Interest

                                            EMPLOYEES' SAVINGS PLAN OF
                                          CENTRAL ILLINOIS LIGHT COMPANY
                                "Item 27(d) - Schedule of Reportable Transactions"
                                       For the Year Ended December 31, 1993


                                                                                       Section (h)
     Section (a) & (b)                   Section (c)    Section (d)    Section (g)    Current Value     Section (i)
Identity of Party Involved &              Purchase        Selling         Cost         of Asset on          Net
   Description of Asset                     Price          Price        of Asset    Transaction Date    Gain/(Loss)
- - - - - - - - - ----------------------------             ----------     ----------     ----------   ----------------    ----------
*CILCORP Inc. - Common stock              $ 4,195,743    $ 8,123,752   $ 4,670,516      $ 8,123,752      $ 3,453,236

*First of America Bank -
   Temporary Investment Fund                6,456,600     13,216,664    13,216,664       13,216,664           -

*First of America Bank -
   Parkstone Prime Obligation
   Money Market Fund                       23,126,182     18,700,794    18,700,794       18,700,794           -

 U. S. Government - Treasury Bonds          7,916,734      2,622,994     2,586,245        2,622,994           36,749

*Wells Fargo Institutional Trust Company   14,195,673     12,335,237    11,018,942       12,335,237        1,316,295
   (Includes Money Market Fund and
    Equity Index Fund Transactions)

*Party-in-Interest

                                 SIGNATURES
                                 ----------

The Plan, pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           EMPLOYEES' SAVINGS PLAN OF
                                           CENTRAL ILLINOIS LIGHT COMPANY



June 24, 1994                           By       T. S. Romanowski
                                           ------------------------
                                           T. S. Romanowski, Member
                                           Savings Plan Committee

                                CILCORP Inc.


            Exhibit Index to Annual Report on Form 11-K for 1993

                           Employees' Savings Plan
                                     of
                       Central Illinois Light Company



Exhibit No.                        Description                       Page No.
- - - - - - - - - ----------                         -----------                       -------
    24                  Consent of Arthur Andersen & Co.                30

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  -----------------------------------------


As independent public accountants, we hereby consent to the incorporation by reference in CILCORP Inc.'s previously filed Registration No. 2-97103, of our report dated June 3, 1994, included in this Form 10-K/A.




                                               ARTHUR ANDERSEN & CO.







Chicago, Illinois
June 24, 1994