Form 10-K/A
period 1993-12-31
CILCORP INC
filed 1994-07-14
CIK 762129

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

Commission              Registrant; State of Incorporation;
File Number               Address; and Telephone Number

  1-8946                        CILCORP Inc.
                         (An Illinois Corporation)
                        300 Hamilton Blvd, Suite 300
                           Peoria, Illinois  61602
                               (309) 675-8810

IRS Employer Identification No. 37-1169387

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange  on which registered
New York and Chicago

Title of each class so registered
CILCORP Inc. Common stock, no par value

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


July 13, 1994

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

  (28)   Form 11-K for Profit Sharing Plan of Environmental
Science & Engineering, Inc. Company

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

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON 25, D.C.

                                   FORM 11-K

                                 ANNUAL REPORT

                       Pursuant to Section 15 (d) of the
                        Securities Exchange Act of 1934

(Mark One):

_X__ ANNUAL REPORT PURSUANT TO SECTION 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 [FEE REQUIRED].
 For the fiscal year ended December 31, 1993

____ TRANSITION REPORT PURSUANT TO SECTION 15 (d) OF THE
SECURITIES EXCHANGE ACT OF
 1934 [NO FEE REQUIRED].
 For the transition period _________to_________.

Commission file number 1-8946

   A. Full title of the plan and the address of the plan, if different from that of the issuer named below:

      Environmental Science & Engineering, Inc. Profit
Sharing and Savings Plan.

   B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:

      CILCORP Inc.
      300 Hamilton Boulevard
      Suite 300
      Peoria, IL  61602

              ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
                     PROFIT SHARING AND SAVINGS PLAN

                      FINANCIAL STATEMENTS
               AS OF DECEMBER 31, 1993 AND 1992
     TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                                    CONTENTS



                                                   Page

Report of Independent Public Accountants               1

FINANCIAL STATEMENTS

Statements of net assets available for plan benefits  2-3
Statements of changes in net
     assets available for plan benefits               4-6
Notes to financial statements                        7-10
Schedule of assets held for investment purposes        11
Schedule of reportable transactions                    12
Signatures                                             13
Index to exhibits                                      14
Consent of Independent Public Accountants              15

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Environmental Science & Engineering, Inc.
  Profit Sharing and Savings Plan:

We have audited the accompanying statements of net assets available for plan benefits of Environmental Science &
Engineering, Inc. Profit Sharing and Savings Plan ("The
Plan") as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended
December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the plan as of December 31, 1993 and 1992, and the changes in its net assets for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedules of Assets Held for Investment Purposes and Reportable Transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.


Chicago, Illinois                      ARTHUR ANDERSEN & CO.
July 8, 1994

                         ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
                    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  AS OF DECEMBER 31, 1993

                                        MONEY                                       CILCORP
                                       MARKET        BOND      EQUITY       LOAN      STOCK
                                         FUND        FUND        FUND       FUND       FUND        TOTAL

Assets:
 Cash                              $    1,064  $    1,786  $    5,674  $     --  $   $4,498  $    13,022
 Investments                        3,007,694   1,930,485   5,918,730        --   1,036,936   11,893,845
 Participant Loans                         --          --          --   823,797          --      823,797
 Employer Contribution Receivable      14,326      11,954      27,633        --       9,793       63,706
 Employee Contribution Receivable      36,999      37,127      92,168        --      37,670      203,964
 Interest Receivable                    9,359         110         264        --          88        9,821
 Due From Other Funds                  17,866     102,604      25,938        --     103,416      249,824

 Total Assets                      $3,087,308  $2,084,066  $6,070,407  $823,797  $1,192,401  $13,257,979

Liabilities:
 Accounts Payable                  $   36,750  $   23,522  $   38,913  $     --  $   13,527  $   112,712
 Due to Other Funds                   177,809          --      21,528    50,487          --      249,824
 Total Liabilities                 $  214,559  $   23,522  $   60,441  $ 50,487  $   13,527  $   362,536

Net Assets Available For Plan
Benefits, December 31, 1993        $2,872,749  $2,060,544  $6,009,966  $773,310  $1,178,874  $12,895,443



The accompanying notes to financial statements are an integral part of this statement.

                         ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
                    STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  AS OF DECEMBER 31, 1992

                                        MONEY                                           CILCORP
                                       MARKET         BOND          EQUITY       LOAN     STOCK
                                         FUND         FUND            FUND       FUND      FUND        TOTAL
Assets:
  Cash                             $   77,750   $       --      $       --   $    447  $     --   $   78,197
  Investments                       2,533,122    1,695,472       4,189,244         --   492,245    8,910,083
  Participant Loans                        --           --              --    481,366        --      481,366
  Employer Contribution Receivable     13,857       10,011          21,375         --     4,440       49,683
  Employee Contribution Receivable     49,526       38,836          79,824         --    15,326      183,512
  Interest Receivable                   1,651          447           1,457         --       140        3,695
  Due From Other Funds                     --           --          57,913         --    32,224       90,137

  Total Assets                     $2,675,906   $1,744,766      $4,349,813   $481,813  $544,375   $9,796,673

Liabilities:
  Accounts Payable                 $       --   $   14,990      $    4,995   $    --   $     --   $   19,985
  Due to Other Funds                   62,220       27,917              --        --         --       90,137
  Total Liabilities                $   62,220   $   42,907      $    4,995   $    --   $     --   $  110,122

Net Assets Available For Plan
Benefits, December 31, 1992        $2,613,686   $1,701,859      $4,344,818   $481,813  $544,375   $9,686,551

The accompanying notes to financial statements are an integral part of this statement.

                         ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
               STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  AS OF DECEMBER 31, 1993

                                               MONEY                                       CILCORP
                                              MARKET        BOND      EQUITY      LOAN       STOCK
                                                FUND        FUND        FUND      FUND        FUND        TOTAL
Net Assets Available for Plan Benefits,
   January 1, 1993                        $2,613,686  $1,701,859  $4,344,818  $481,813  $  544,375  $ 9,686,551
Asset Transfers                              196,192     120,009     205,787        --     112,543      634,531
Employee Contributions                       614,781     563,940   1,274,738        --     333,172    2,786,631
Employer Contributions                       180,028     161,573     343,992        --      94,467      780,060
Interest and Dividend Income                  65,143       1,130       2,178    26,059      48,898      143,408
Realized Gain (Loss) on Investments               --      25,399      22,361        --         (58)      47,702
Unrealized Appreciation (Depreciation)
  of Investments                                  --     112,418     501,828        --     (86,995)     527,251
Benefits Paid to Participants               (375,538)   (353,524)   (840,662)       --    (140,967)  (1,710,691)
Loan Repayments                              152,676      51,486     204,877  (452,477)     43,438           --
Transfer (to) From Other Funds              (574,219)   (323,746)    (49,951)  717,915     230,001           --
Net Assets Available for Plan Benefits,
   December 31, 1993                      $2,872,749  $2,060,544  $6,009,966  $773,310  $1,178,874  $12,895,443


The accompanying notes to financial statements are an integral part of this statement.

                         ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
               STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  AS OF DECEMBER 31, 1992

                                                  MONEY                                    CILCORP
                                                 MARKET       BOND      EQUITY      LOAN     STOCK
                                                   FUND       FUND        FUND      FUND      FUND       TOTAL
Net Assets Available for Plan Benefits,
   January 1, 1992                           $2,237,286  $ 845,766  $2,787,522  $372,572  $142,227  $6,385,373
Asset Transfers                                  20,572     28,920     181,330        --    34,909     265,731
Employee Contributions                          781,139    449,396   1,072,362        --   148,287   2,451,184
Employer Contributions                          316,300    161,364     375,885        --    51,395     904,944
Interest and Dividend Income                    100,171      2,831       5,402    27,146    17,799     153,349
Realized Gain (Loss) on Investments                  --        (65)      1,815        --        --       1,750
Unrealized Appreciation (Depreciation)
  of Investments                                     --      79,218    276,429        --    20,354     376,001
Benefits Paid to Participants                  (273,028)   (113,925)  (445,765)       --   (19,063)   (851,781)
Loan Repayments                                  83,390      19,443    114,807  (230,306)   12,666          --
Transfer (to) From Other Funds                 (652,144)    228,911    (24,969)  312,401   135,801          --

Net Assets Available for Plan Benefits,
   December 31, 1992                         $2,613,686  $1,701,859  $4,344,818 $481,813  $544,375  $9,686,551


The accompanying notes to financial statements are an integral part of this statement.

                        ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
               STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                  AS OF DECEMBER 31, 1991

                                                  MONEY                                   CILCORP
                                                 MARKET      BOND      EQUITY      LOAN     STOCK
                                                   FUND      FUND        FUND      FUND      FUND       TOTAL
Net Assets Available for Plan Benefits,
   January 1, 1991                           $2,015,027  $324,128  $1,107,540  $131,393  $     --  $3,578,088
Asset Transfers                                  55,268    43,035      65,792        --        --     164,095
Employee Contributions                          950,633   302,746     652,157        --    (1,530)  1,904,006
Employer Contributions                          300,271   106,289     218,827        --       618     626,005
Interest Income & Net Appreciation
   (Depreciation) on Common Funds               129,886    80,014     564,326    27,545        --     801,771
Benefits Paid to Participants                  (301,360)  (84,427)   (293,981)   (8,824)       --    (688,592)
Loan Repayments                                 125,264     7,888      75,246  (208,398)       --          --
Transfer (to) From Other Funds               (1,037,703)   66,093     397,615   430,856   143,139          --

Net Assets Available for Plan Benefits,
   December 31, 1991                         $2,237,286  $845,766  $2,787,522  $372,572  $142,227  $6,385,373


The accompanying notes to financial statements are an integral part of this statement.

                                  ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
                                       PROFIT SHARING AND SAVINGS PLAN
                               ITEM 27(d) SCHEDULE OF REPORTABLE TRANSACTIONS*
                                     FOR THE YEAR ENDED DECEMBER 31, 1993

                                         Acquisitions            Dispositions

                                     Number of            Number of                                Gain
                                     Purchases      Cost    Sales         Cost     Proceeds       (Loss)
**SUNTRUST RETIREMENT RESERVE FUND MONEY
   MARKET FUND:
    Money Market Fund                     84    $1,319,784     47    $  772,486  $  772,486  $         -
    Bond Fund                             60    $1,205,088     56    $1,248,110  $1,248,110  $         -
    Equity Fund                           72    $2,468,448     57    $2,416,075  $2,416,075  $         -
    Cilcorp Stock Fund                    62    $  765,847     38    $  731,795  $  731,795  $         -

**SUNTRUST CORPORATE EQUITY FUND:
    Equity Fund                           20    $1,548,104      4    $  372,819  $  395,180  $    22,361

**SUNTRUST CORPORATE INTERMEDIATE FIXED
    INCOME FUND:
    Bond Fund                             17     $ 575,785      5     $  410,168 $  435,567   $   25,399

  **CILCORP STOCK FUND                    20     $ 635,356      4     $   37,722 $   37,664   $      (58)


*Represents transactions or a series of transactions in securities of the same issue or with an individual in excess of five percent of the market value of the Plan's assets as of the beginning of the Plan year.

** Indicates a party in interest

The accompanying notes are an integral part of this schedule.

                   ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
                        PROFIT SHARING AND SAVINGS PLAN
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1993


(1) PLAN DESCRIPTION:

On February 16, 1990, Environmental Science & Engineering, Inc. (ESE, the Company or the Employer) became a wholly owned subsidiary of CILCORP, INC. Prior to that date, ESE was a group of subsidiaries owned by Hunter Environmental Services, Inc. and the employees participated in the Reynolds, Smith and Hills Tax Deferred Profit Sharing and Savings Plan 401(k) (R S and H Plan). On February 16, 1990, the Environmental Science & Engineering, Inc. Profit Sharing and Savings Plan (the Plan) was formed. Employees of ESE became fully vested in all contributions made to the R S and H Plan and could elect to participate in the new plan. The assets were transferred from the R S and H Plan to the ESE Plan upon written authorization of the participants. The Plan is a defined contribution plan which covers substantially all employees of the Employer and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

The following brief description of the provisions of the Plan is provided for general information purposes only. Reference should be made to the Plan Agreement for more complete information. The major provisions of the Plan are as follows:

(a) An employee is eligible to participate when the employee both (i) accumulates one (1) year of service (one (1) month of service for persons who are in the employ of Environmental Science & Engineering, Inc. after December 31, 1990); (ii) elect to participate in the plan; and (iii) are working on average a minimum of 20 hours per week. Participation in the Plan beginning the first day of the quarter following the period in which the employee completed the required length of service. At December 31, 1993, there were 1,283 active participants in the Plan.

(b) Effective April 1, 1991, participants may elect to have 2 to 15 percent (in whole percentages) of annual compensation withheld through payroll deductions and contributed to the Plan. Prior to that date, participants could elect to have 2 to 10 percent (in whole percentages) of annual compensation withheld through payroll deductions and contributed to the Plan. Effective April 1, 1991, the Employer matches 75 percent of up to 3 percent of the employee's annual compensation. Prior to that date, the Employer matched 25 percent of up to 3 percent of the employee's annual compensation.

During 1991, participants could elect to have salary deferrals and amounts contributed by the Company invested in one of three investment funds; money market fund, equity fund or bond fund. Effective April 1, 1991, the election must be made in increments of 10 percent or multiples thereof. Prior to that date, elections were required in increments of 25 percent or multiples thereof. The plan was amended in December 1991, so that effective January 1, 1992, investments could also be made into a fourth fund, CILCORP common stock. Election of this option occurred during December, 1991.

Each participant's account is credited with their contribution, the Employer's matching contribution, an allocation of the Employer's discretionary contributions and Plan earnings. Allocations of Employer discretionary contributions are made to individual participant's accounts based on the ratio of each participant's deferred compensation to the total deferred compensation of all participants for that year. Allocations of Plan earnings are made based on the ratio of each participant's combined account balance of the total combined account balances of all participants. Forfeitures of terminated participants' nonvested accounts are used to reduce the Employer's contributions.

(c) Participants become fully vested in Employer contributions and earnings thereon upon retirement, at death, upon long-term disability, or after five years of employment, with incremental vesting from years one through five. At all times, participants are fully vested in their matched and unmatched elective contributions and earnings thereon.

Although the Employer has not expressed any intent to do so, the Company may at any time discontinue its contributions to the Plan and/or terminate the Plan either completely or partially. Upon the occurrence of either event, all accounts of the participants become fully vested and are not subject to forfeiture. All assets of the Plan would then be distributed to the participants.

(d) Participants are allowed to borrow funds from their Plan accounts. The minimum amount that can be borrowed is $500. The maximum loan amount is the lesser of one-half of the participant's vested account balance or $50,000, with adjustments for certain previously outstanding loans. Participants must pledge the balance of their Plan accounts as security for the loans. A participant may have a maximum of two Plan loans outstanding at any time.

Each Plan loan is evidenced by a written note providing for the repayment of principal and interest over a fixed time period. These promissory notes are shown in the Statement of Net Assets Available under the caption "Loan Fund." The maximum repayment period if five years; however, a loan used to purchase a principal residence may have a longer repayment period as authorized by the Committee. The interest rate charged on each loan is based upon the National Prime lending rate plus one percent (1%). Payments are generally made through payroll deductions. Prepayment of the entire principal balance and interest is permitted without penalty after a minimum loan period of three months.

At December 31, 1993, there were 315 Plan loans outstanding totaling $823,797.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Accounting-

The accounts of the Plan are maintained on the accrual basis of accounting and, accordingly, amounts for accrued contributions receivable and accounts payable are reflected in the accompanying statements.

Investments-

Investments of the Plan include short-term investments, Sun
Bank collective trust funds, and CILCORP common stock. They are reflected at market value.

At December 31, 1993, the Plan held 26,650 shares of CILCORP common stock at a market value of $37.50 per share.

Sun Bank of Orlando (Trustee) holds all Plan investments in trust for the Plan participants. The Wyatt Company (Recordkeeper) maintains all records of investment transactions, determines the valuation of the investment portfolio and maintains a complete record of the Trust.

Information with respect to (1) investments held and their market values as presented on the Schedule of Assets Held for Investment Purposes, (2) investment income, and (3) reportable transactions as presented in the Schedule of Reportable Transactions have been certified by the Trustee as being complete and accurate.

Unrealized appreciation (depreciation) on investment assets represents the difference between the adjusted investment cost compared to the market value of the assets at the end of the plan year. The adjusted investment cost, termed, "ERISA cost" is the value of the investment asset at the beginning of the Plan year or, for investments acquired during the year, the value at the time of purchase. Realized appreciation (depreciation) represents gains or losses from the actual sales of Plan assets in excess of or below ERISA cost.

Expenses-

Administrative expenses of the Plan are paid by the Employer and are not reflected as part of the Plan.

Forfeitures-

Upon distribution of a participant's account the unvested portion of the employer matching contribution balance is forfeited. All amounts forfeited reduce subsequent Employer matching contributions.

Trustee-

The Trustee of the Plan is Sun Bank of Orlando.

Recordkeeper-

The Recordkeeper of the Plan is the Wyatt Company of Chicago.

(3) FEDERAL INCOME TAXES:

The Plan obtained its latest determination letter on August
21, 1991 in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The
Plan has been amended since receiving the determination letter. However, the Plan administrator and the Plan's tax counsel believe that the Plan is currently designed and is being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe the Plan was qualified and the Trust was tax-exempt as of the financial statement date.

(4) DISTRIBUTIONS:

Effective January 1, 1991, amounts to be withdrawn by participants but not yet paid by the Plan are no longer classified as a liability, but rather are included in net assets available for plan benefits. Amounts to be withdrawn by participants but not yet paid by the Plan as of December 31, 1993 and 1992 are as follows:

                                1993              1992

Money Market Fund               $25,683        $ 5,993
Bond Fund                        27,633          4,117
Equity Fund                      48,237             --
Loan Fund                         2,132          9,165
CILCORP Stock Fund                2,121             --
      TOTAL                    $105,806        $19,275


(5) REALIZED GAIN (LOSS) ON INVESTMENTS SOLD OR DISTRIBUTED:

Realized gains (losses) on investments for the year ended December 31, 1993 represent gains (losses) from the actual sale of Plan assets in excess of or below the ERISA cost. Gains or losses realized on distributions of CILCORP Inc. common stock to participants in settlement of their accounts are determined by the difference between the ERISA cost and the quoted market of the shares distributed. (See Note 2 - Summary of Significant Accounting Policies.)

                                          Year Ended December 31, 1993
                                                  Investment Funds

                                                             CILCORP
                              Bond Fund      Equity Fund    Stock Fund         Total
ERISA Cost                  $   410,168      $   372,819    $   37,722  $    820,709
Market                          435,567          395,186        37,664       868,411
Gain or (Loss)              $    25,399      $    22,361    $      (58) $     47,702

(6) UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS:

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

                                                          Year Ended December 31, 1993
                                                             Investment Funds

                                               Money                             CILCORP
                                              Market        Bond      Equity       Stock
                                                Fund        Fund        Fund        Fund        Total
Total Market Value at December 31, 1993   $3,007,694  $1,930,485  $5,918,730  $1,036,936  $11,893,845
ERISA Cost at December 31, 1992            3,007,694   1,818,067   5,416,902   1,123,931   11,366,594
Unrealized appreciation (depreciation)
   of investments                         $        0  $  112,418  $  501,828  $  (86,995) $   527,251

(7) RELATED PARTY TRANSACTIONS:

Certain Plan investments are in funds managed by Sun Bank who is the Trustee as defined by the Plan and, therefore, these transactions qualify as a part-in-interest. The
Trustee of the Plan also invests in CILCORP common stock.
Since CILCORP is the parent company of ESE any investment transactions involving CILCORP common stock qualify as related party transactions.

(8) SUBSEQUENT EVENTS:

Effective April 1, 1994, Twentieth Century Securities, Inc.
became the trustee and recordkeeper for the Plan, replacing
Sun Bank and the Wyatt Company, respectively.

                   ENVIRONMENTAL SCIENCE & ENGINEERING, INC.
                        PROFIT SHARING AND SAVINGS PLAN
           ITEM 27(A) SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                               DECEMBER 31, 1993

                                                     Cost          Market Value
MONEY MARKET FUND
 *Suntrust Retirement Reserve Fund               $ 3,007,694        $ 3,007,694
  Cash                                                 1,064              1,064
                                                 $ 3,008,758        $ 3,008,758

BOND FUND
 *Suntrust Corporate Intermediate Fixed
      Income Fund, 76,892 Shares                 $ 1,658,246        $ 1,903,842
 *Suntrust Trust Retirement Reserve Fund              26,643             26,643
  Cash                                                 1,786              1,786
                                                 $ 1,686,675        $ 1,932,271

EQUITY FUND
 *Suntrust Corporate Equity Fund
  57,024 Shares                                  $ 4,538,971        $ 5,826,664
 *Suntrust Retirement Reserve Fund                    92,066             92,066
  Cash                                                 5,674              5,674
                                                 $ 4,636,711        $ 5,924,404

LOAN FUND
 *Participant Loans (315 Loans; 7% to 11.5%)     $   823,797        $   823,797


CILCORP STOCK FUND
  *CILCORP Stock, 26,650 shares                  $ 1,067,331        $   999,374
  *Suntrust Retirement Reserve Fund                   37,562             37,562
  Cash                                                 4,498              4,498
                                                 $ 1,109,391        $ 1,041,434

TOTAL CASH AND INVESTMENTS                       $11,265,332        $12,730,664

The accompanying notes are an integral part of this schedule.

*Indicates a party in interest.

                                  SIGNATURES

The Plan.  Pursuant to the requirements of the Securities
Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned hereunto duly authorized.




 Environmental Science & Engineering, Inc. Profit Sharing and
Savings Plan
       (Name of Plan)


Date    07/08/93          By:  Jim Bourazak,
                             Member of the
                 Administrative Committee of the Plan

                               INDEX TO EXHIBITS


Exhibit No.                    Description
24                Consent of Independent Public Accountants

                                                   Exhibit 24


        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation by reference in Cilcorp Inc.'s previously filed
Registration Statement No. 33-45318, of our report dated
July 8, 1994, included in this Form 10-K/A.

ARTHUR ANDERSEN & CO.

Chicago, Illinois
July 8, 1994