Form 10-Q
period 1994-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1994-08-12
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended June 30, 1994

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
                      Yes      X             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.           Common stock, no par value,               13,035,756
                       shares outstanding at July 31, 1994

CENTRAL ILLINOIS LIGHT COMPANY
                       Common stock, no par value,               13,563,871
                       shares outstanding and privately
                       held by CILCORP Inc. at July 31, 1994

                                 CILCORP INC.
                                     AND
                         CENTRAL ILLINOIS LIGHT COMPANY
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994
                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                      Page No.

Item 1:  Financial Statements

         CILCORP INC.

           Consolidated Balance Sheets                                   3-5

           Consolidated Statements of Income                             6-7

           Consolidated Statements of Cash Flows                         8-9

         CENTRAL ILLINOIS LIGHT COMPANY

           Consolidated Balance Sheets                                  10-12

           Consolidated Statements of Income                            13-14

           Consolidated Statements of Cash Flows                        15-16

         Notes to Consolidated Financial Statements
           CILCORP Inc. and Central Illinois Light Company              17-19

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           CILCORP Inc. and Central Illinois Light Company              20-31

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                              31-32

Item 5:  Other Information                                              32-34

Item 6:  Exhibits and Reports on Form 8-K                                34

Signatures                                                              35-36

Exhibit 12:  Central Illinois Light Company, Computation
             of Ratio of Earnings to Fixed Charges                       37

                     CILCORP INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                                (In thousands)
                                                                June 30,    December 31,
                                                                  1994         1993
                                                              (Unaudited)
   ASSETS
      Current Assets:
         Cash and Temporary Cash Investments                  $   2,536      $   1,440
         Receivables, Less Reserves of $2,499 and $2,255         56,184         58,350
         Accrued Unbilled Revenue                                33,843         38,179
         Fuel, at Average Cost                                   14,113          8,323
         Materials and Supplies, at Average Cost                 16,647         16,674
         Gas in Underground Storage, at Average Cost             12,174         24,548
         Prepayments and Other                                   11,812          9,441
                                                              ---------       --------
               Total Current Assets                             147,309        156,955
                                                              ---------       --------
      Investments and Other Property:
         Investment in Leveraged Leases                         117,647        114,803
         Cash Surrender Value of Company-Owned
           Life Insurance, net of related policy
           loans of $27,571 and $24,923                           1,419          1,263
         Other                                                    6,458          6,190
                                                              ---------     ----------
               Total Investments and Other Property             125,524        122,256
                                                              ---------     ----------
      Property, Plant and Equipment:
         Utility Plant, at Original Cost
            Electric                                          1,082,905      1,068,818
            Gas                                                 354,059        348,541
                                                             ----------     ----------
                                                              1,436,964      1,417,359
            Less - Accumulated Provision for Depreciation       639,939        618,912
                                                             ----------     ----------
                                                                797,025        798,447
            Construction Work in Progress                        42,769         31,896
         Plant Acquisition Adjustments, being Amortized
           to 1999                                                3,711          4,068
         Other, Net of Depreciation                              23,676         24,173
                                                             ----------     ----------
               Total Property, Plant and Equipment              867,181        858,584
                                                             ----------     ----------
      Other Assets:
      Prepaid Pension Cost                                       13,666         13,953
      Cost in Excess of Net Assets of Acquired Businesses,
         Net of Accumulated Amortization of $3,829 and $3,479    24,900         25,251
      Other                                                      19,435         21,441
                                                             ----------     ----------
               Total Other Assets                                58,001         60,645
                                                             ----------     ----------

               Total Assets                                  $1,198,015     $1,198,440
                                                             ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                         CILCORP INC. AND SUBSIDIARY COMPANIES
                              Consolidated Balance Sheets
                                    (In thousands)
                                                              June 30,      December 31,
                                                                1994             1993
                                                            (Unaudited)

   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
         Current Portion of Long-Term Borrowings             $   18,136     $      193
         Notes Payable                                           25,300         31,200
         Accounts Payable                                        39,796         47,668
         Accrued Taxes                                            8,448          5,666
         Accrued Interest                                         9,106          9,632
         Purchased Gas Adjustment Over-Recoveries and
           Refunds Due Customers                                  6,034          3,268
         Other                                                   12,647         12,080
                                                             ----------     ----------
               Total Current Liabilities                        119,467        109,707
                                                             ----------     ----------

      Long-Term Borrowings                                      307,646        325,711
                                                             ----------     ----------

      Deferred Credits:
         Deferred Income Taxes                                  234,618        229,897
         Net Regulatory Liability of Regulated Subsidiary        69,341         69,477
         Deferred Investment Tax Credit                          27,024         27,871
         Customers' Advances for Construction and Other          28,992         27,781
                                                             ----------     ----------
               Total Deferred Credits                           359,975        355,026
                                                             ----------     ----------

      Preferred Stock of Subsidiary                              66,120         66,120
                                                             ----------     ----------
      Stockholders' Equity:
         Common Stock, no par value; Authorized
           50,000,000 shares - Outstanding
           13,035,756 and 12,971,501                            167,987        165,662
         Retained Earnings                                      176,820        176,214
                                                             ----------     ----------
               Total Stockholders' Equity                       344,807        341,876
                                                             ----------     ----------

               Total Liabilities and Stockholders' Equity    $1,198,015     $1,198,440
                                                             ==========     ==========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                           CILCORP INC. AND SUBSIDIARY COMPANIES
                             Consolidated Statements Of Income
                                        (Unaudited)
                                      (In thousands)*
                                                Three Months Ended      Six Months Ended
                                                     June 30,              June 30,

                                                  1994       1993       1994       1993
Revenues:
   Electric                                     $ 78,034   $ 72,128   $151,741   $139,236
   Gas                                            23,471     22,056     95,150     88,182
   Environmental and Engineering Services         33,832     29,532     63,216     59,297
   Other                                           1,809      1,979      4,475      3,904
                                                --------   --------   --------   --------
      Total                                      137,146    125,695    314,582    290,619
                                                --------   --------   --------   --------

Operating Expenses:
   Fuel for Generation and Purchased Power        26,362     23,192     54,274     47,334
   Gas Purchased for Resale                       11,413      9,692     54,359     47,913
   Other Operation and Maintenance                57,013     55,428    114,066    108,463
   Depreciation and Amortization                  15,584     14,925     31,056     29,926
   Taxes, Other than Income Taxes                  8,279      7,936     19,498     18,755
                                                --------   --------   --------   --------
      Total                                      118,651    111,173    273,253    252,391
                                                --------   --------   --------   --------

   Operating Income                               18,495     14,522     41,329     38,228
                                                --------   --------   --------   --------

Fixed Charges and Other:
   Interest Expense                                6,234      6,471     12,750     13,677
   Preferred Stock Dividends of Subsidiary           726      1,111      1,429      2,221
   Allowance for Funds Used During Construction      (79)       (74)      (169)      (104)
   Other                                             145         49        272         68
                                                --------   --------   --------   --------
      Total                                        7,026      7,557     14,282     15,862
                                                --------   --------   --------   --------

Income Before Income Taxes                        11,469      6,965     27,047     22,366
Income Taxes                                       4,529      2,905     10,405      8,921
                                                --------   --------   --------   --------

Net Income Including Minority Interest             6,940      4,060     16,642     13,445
Minority Interest                                      0         52          0        103
                                                --------   --------   --------   --------

   Net Income Available for Common Shareholders $  6,940   $  4,008     16,642   $ 13,342
                                                ========   ========   ========   ========

Average Common Shares Outstanding (000)           13,036     12,909     13,017     12,909

Earnings Per Average Common Share                $   .53    $   .31   $   1.28   $   1.03
Dividends Per Common Share                      $   .615    $  .615    $  1.23   $   1.23

*Except Per Share Amounts

The accompanying Notes to Financial Statements are an integral part of these statements.

                        CILCORP INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)
                                   (In thousands)
                                                                    For Six Months Ended
                                                                           June 30,
                                                                     1994            1993
Cash Flows from Operating Activities:
   Net Income before dividends on subsidiary preferred stock       $18,071          $15,563

   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Non-Cash Lease Income & Investment Income                     (3,550)          (1,892)
      Depreciation and Amortization                                 31,056           29,926
      Deferred Income Tax, Investment Tax Credit and
         Regulatory Liability of Regulated Subsidiary, Net           3,738              959
      Changes in Operating Assets and Liabilities:
         Decrease in Accounts Receivable and Accrued
           Unbilled Revenue                                          6,502           20,694
         Decrease in Inventories                                     6,611            3,167
         Decrease in Accounts Payable                               (7,872)          (9,492)
         Increase (Decrease) in Accrued Taxes                        2,782           (3,947)
         Increase (Decrease) in Purchased Gas Adjustment
           Over-Recoveries and Refunds Due Customers                 2,766           (4,456)
         Changes in Other Assets and Liabilities, Net                1,535           (1,912)
                                                                   -------          -------
           Total Adjustments                                        43,568           33,047
                                                                   -------          -------
           Net Cash Provided by Operating Activities                61,639           48,610
                                                                   -------          -------
Cash Flows from Investing Activities:
      Additions to Property, Plant and Equipment                   (37,327)         (41,895)
      Proceeds from Sale of Long-Term Investments                        -            2,678
      Other                                                         (2,054)          (5,523)
                                                                   -------          -------
         Net Cash Used in Investing Activities                     (39,381)         (44,740)
                                                                   -------          -------
Cash Flows from Financing Activities:
      Decrease in Short-Term Debt                                   (5,900)         (17,351)
      Proceeds from Issuance of Long-Term Debt                           -           80,900
      Retirement of Long-Term Debt                                    (122)         (79,622)
      Change in Minority Interest & Other                                -              103
      Issuance of Preferred Stock by Wholly-Owned Subsidiary             -           21,787
      Common Dividends Paid                                        (16,036)         (15,878)
      Preferred Dividends Paid                                      (1,429)          (2,221)
      Proceeds from Issuance of Stock                                2,325                -
                                                                   -------          -------
         Net Cash Used in Financing Activities                     (21,162)         (12,282)
                                                                   -------          -------
Net Increase (Decrease) in Cash and Temporary
      Cash Investments                                               1,096           (8,412)
Cash and Temporary Cash Investments at Beginning of Year             1,440           24,401
                                                                   -------          -------
Cash and Temporary Cash Investments at June 30                     $ 2,536          $15,989
                                                                   =======          =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                     12,971          $13,056
       Income Taxes                                                  4,351           12,958


The accompanying Notes to Financial Statements are an integral part of these statements.

                          CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                  (In thousands)
                                                            June 30,     December 31,
                                                              1994           1993
                                                          (Unaudited)
ASSETS

Utility plant, at original cost:
  Electric                                                 $1,082,905    $1,068,818
  Gas                                                         354,059       348,541
                                                           ----------    ----------
                                                            1,436,964     1,417,359
Less - accumulated provision for depreciation                 639,939       618,912
                                                           ----------    ----------
                                                              797,025       798,447
Construction work in progress                                  42,769        31,896
Plant acquisition adjustments, net of amortization              3,711         4,068
                                                           ----------    ----------
      Total Utility Plant                                     843,505       834,411
                                                           ----------    ----------
Other Property and Investments
  Cash surrender value of Company-owned life
    insurance (net of related policy loans of $27,571
    and $24,923)                                                1,419         1,263
  Other                                                         1,058         1,056
                                                           ----------    ----------
      Total Other Property and Investments                      2,477         2,319
                                                           ----------    ----------
Current Assets:
  Cash and temporary cash investments                           2,109           594
  Receivables, less reserves of $575 and $585                  31,296        34,197
  Accrued unbilled revenue                                     18,218        25,111
  Fuel, at average cost                                        14,113         8,323
  Materials and supplies, at average cost                      16,647        16,674
  Gas in underground storage, at average cost                  12,174        24,548
  Prepaid taxes                                                   182           856
  Other                                                         8,995         6,945
                                                           ----------    ----------
      Total Current Assets                                    103,734       117,248
                                                           ----------    ----------
Deferred Debits:
  Unamortized loss on reacquired debt                           6,715         6,950
  Unamortized debt expense                                      2,121         2,185
  Prepaid pension cost                                         13,666        13,953
  Other                                                         9,706        11,259
                                                           ----------    ----------
      Total Deferred Debits                                    32,208        34,347
                                                           ----------    ----------
        Total Assets                                       $  981,924    $  988,325
                                                           ==========    ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                          CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                  (In thousands)
                                                            June 30,    December 31,
                                                              1994          1993
                                                          (Unaudited)
CAPITALIZATION AND LIABILITIES

Capitalization:
  Common shareholder's equity
    Common stock, no par value, authorized 20,000,000
     shares, outstanding 13,563,871 shares                 $  185,661    $  185,661
    Retained earnings                                         116,878       108,645
                                                           ----------    ----------
      Total common shareholder's equity                       302,539       294,306
  Preferred stock without mandatory redemption                 44,120        44,120
  Preferred stock with mandatory redemption                    22,000        22,000
  Long-term debt, net                                         278,340       278,321
                                                           ----------    ----------
      Total Capitalization                                    646,999       638,747
                                                           ----------    ----------

Current Liabilities:
  Notes payable                                                 4,600        12,400
  Accounts payable                                             35,565        40,971
  Accrued taxes                                                 5,046         6,083
  Accrued interest                                              8,220         8,616
  Dividends payable                                               726          -
  PGA over-recoveries and refunds due customers                 6,034         3,268
  Level payment plan                                              649         2,944
  Other                                                         4,649         5,106
                                                           ----------    ----------
      Total Current Liabilities                                65,489        79,388
                                                           ----------    ----------

Deferred Liabilities and Credits:
  Accumulated deferred income taxes                           144,087       144,969
  Net regulatory liability                                     69,341        69,477
  Investment tax credits                                       27,024        27,871
  Capital lease obligation                                      2,812         2,954
  Other                                                        26,172        24,919
                                                           ----------    ----------
      Total Deferred Liabilities and Credits                  269,436       270,190
                                                           ----------    ----------

        Total Capitalization and Liabilities               $  981,924    $  988,325
                                                           ==========    ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                            CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Statements of Income
                                      (Unaudited)
                                    (In thousands)
                                             Three Months Ended    Six Months Ended
                                                  June 30,              June 30,
                                              1994       1993       1994       1993
Operating Revenues:
   Electric                                 $ 78,034    $72,128   $151,741   $139,236
   Gas                                        23,471     22,056     95,150     88,182
                                            --------    -------   --------   --------
      Total Operating Revenue                101,505     94,184    246,891    227,418
                                            --------    -------   --------   --------
Operating Expenses:
   Cost of fuel                               24,517     20,768     50,569     43,014
   Cost of gas                                11,413      9,692     54,359     47,913
   Purchased power                             1,845      2,424      3,705      4,320
   Other operation and maintenance            26,265     27,231     54,996     52,054
   Depreciation and amortization              13,902     13,273     27,654     26,553
   Income taxes                                4,245      2,735     10,420      9,035
   Other taxes                                 7,114      6,703     16,977     16,193
                                            --------    -------   --------   --------
      Total Operating Expense                 89,301     82,826    218,680    199,082
                                            --------    -------   --------   --------

Operating Income                              12,204     11,358     28,211     28,336

Other Income and Deductions:
   Cost of equity funds capitalized             -          -            23       -
   Company-owned life insurance, net            (145)       (49)      (272)       (68)
   Other, net                                     (2)      (137)       (42)       155
                                            --------    -------   --------   --------
      Total Other Income                        (147)      (186)      (291)        87
                                            --------    -------   --------   --------

Interest Expenses:
   Interest on long-term debt                  4,808      4,712      9,604      9,786
   Cost of borrowed funds capitalized            (79)       (74)      (146)      (104)
   Other                                         271        672        790      1,576
                                            --------    -------   --------   --------
      Total Interest Expense                   5,000      5,310     10,248     11,258
                                            --------    -------   --------   --------
Net Income                                     7,057      5,862     17,672     17,165
                                            --------    -------   --------   --------
Dividends on Preferred Stock                     726      1,111      1,429      2,221
                                            --------    -------   --------   --------
Net Income Available for Common Stock       $  6,331    $ 4,751   $ 16,243   $ 14,944
                                            ========    =======   ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In thousands)
                                                        Six Months Ended
                                                            June 30,
                                                      1994             1993
Cash flows from operating activities:
   Net income including preferred dividends        $ 17,672         $ 17,165
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                  28,011           26,910
      Deferred taxes, investment tax credits
        and regulatory liability, net                (1,865)          (1,924)
      Decrease in accounts receivable                 2,901            6,836
      Decrease in fuel, materials and supplies,
        and gas in underground storage                6,611            3,167
      Decrease in unbilled revenue                    6,893            8,528
      Decrease in accounts payable                   (5,406)          (8,891)
      Decrease in accrued taxes and interest         (1,433)            (490)
      Changes in other assets and
        liabilities, net                              3,805           (8,346)
                                                   --------         --------
         Net cash provided by operating activities   57,189           42,955
                                                   --------         --------
Cash flows from investing activities:
      Capital expenditures                          (35,406)         (38,012)
      Cost of equity funds capitalized                  (23)            -
      Other                                          (2,767)          (3,161)
                                                   --------         --------
         Net cash used in investing activities      (38,196)         (41,173)
                                                   --------         --------
Cash flows from financing activities:
      Common dividends paid                          (8,010)         (15,878)
      Preferred dividends paid                       (1,429)          (2,221)
      Issuance of long-term debt                       -              75,494
      Issuance of preferred stock                      -              21,787
      Retirement of long-term debt                     -             (65,696)
      Payments on capital lease obligation             (239)            -
      Decrease in short-term borrowing               (7,800)         (16,100)
                                                   --------         --------
         Net cash used in financing activities      (17,478)          (2,614)
                                                   --------         --------
Net increase (decrease) in cash and temporary
  cash investments                                    1,515             (832)

Cash and temporary cash investments at beginning
  of year                                               594            1,776
                                                   --------         --------
Cash and temporary cash investments at June 30     $  2,109         $    944
                                                   ========         ========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of cost of borrowed funds
        capitalized)                               $ 10,623         $ 10,058
      Income taxes                                   12,062           10,775

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE) and CILCORP's other subsidiaries after elimination of significant intercompany transactions. The consolidated financial statements of CILCO, a wholly-owned CILCORP subsidiary, include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

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

NOTE 2.  POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

In January 1994, CILCO adopted Financial Accounting Standards Board (FASB) Statement No. 112, "Employer's Accounting for Postemployment Benefits"
(SFAS 112). This standard requires accrual of benefits other than pensions or health care provided to former or inactive employees. In January 1994, CILCO accrued a pre-tax liability of approximately $1 million, which represents the cumulative effect of applying SFAS 112, of which approximately $250,000 will be capitalized during the year. The effect of benefits ESE provides to former or inactive employees is not significant.

NOTE 3.  FEDERAL ENERGY REGULATORY COMMISSION ORDER 636

In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636A, and 636B (collectively Order 636). The orders have been appealed to the United States Court of Appeals by various parties. As a result of Order 636 and subsequent regulatory filings by interstate pipelines, the pipelines are continuing to transport gas to local gas distribution companies such as CILCO, but this service is administered independently of the pipelines' sales of gas. Interstate pipelines serving CILCO have generally ceased sales of gas and have become transporters only. CILCO currently arranges for the purchase of gas from a variety of suppliers and has contracted for additional gas storage capacity to meet customer demands for gas. CILCO believes it is well-positioned to ensure the continued acquisition of adequate and reliable gas supplies despite the regulatory changes.

Order 636 also permits pipelines to file new tariffs to provide for the recovery from their customers, including CILCO, of prudently incurred costs resulting from the transition to services under Order 636 ("transition costs"). CILCO's pipeline suppliers have filed with the FERC to directly bill CILCO, subject to refund, for approximately $1.4 million of transition costs, including interest, as of June 30, 1994. CILCO has been billed approximately $1.1 million through June 30, 1994. CILCO estimates that it could ultimately be billed up to $3 million, excluding interest. CILCO has recorded a liability of approximately $334,000 and a corresponding regulatory asset on its balance sheet, representing the minimum amount of the estimated range of such future transition costs which CILCO expects to incur.

Transition costs are being recovered from CILCO's customers through the Purchased Gas Adjustment Clause (PGA). The PGA allows CILCO to immediately reflect increases or decreases in the cost of natural gas in its charges to customers. Approximately $1.3 million has been recovered from customers through June 30, 1994. On March 9, 1994, the Illinois Commerce Commission
(ICC) issued an order allowing Illinois gas utilities to recover 100% of pipeline transition costs. In April 1994, two interveners, the Citizens Utility Board (CUB) and the People of Cook County, requested a rehearing which was granted by the ICC on May 6, 1994. While CILCO cannot at this time determine the outcome of the rehearing, management believes that, based on existing law and the ICC order, any transition charges or other billings by the pipelines to CILCO as a result of Order 636 will be recoverable from customers through CILCO's gas rates. Therefore, management does not expect that the outcome of the rehearing will materially impact CILCO's financial position or results of operations.

NOTE 4.  CONTINGENCIES

CILCO continues to investigate former gas manufacturing plant sites to determine if it is responsible for the remediation of any remaining waste materials (coal tar) at those sites. The sites of five former gas manufacturing plants are located within CILCO's present gas service territory. CILCO previously operated three of the five plants, and of the three sites, it currently owns two. In 1993, CILCO completed remedial action, at a cost of $3.3 million, at one of the two owned sites at which it operated a plant. CILCO completed an investigation plan in 1992 to define the extent of contamination for the other owned site at which it formerly operated a plant. The plan has been reviewed and approved by the Illinois Environmental Protection Agency. CILCO is formulating a risk assessment which will be used to define a remediation plan for the second site where it formerly operated a gas manufacturing plant. CILCO does not currently own the two sites at which it did not operate a plant. (See Part II., Item 1: Legal Proceedings.)

CILCO expects to spend approximately $200,000 for site monitoring and feasibility studies in 1994. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation for the one remaining site where it operated a plant. CILCO has recorded a $4.4 million liability and a corresponding regulatory asset on its balance sheet for coal tar investigation and remediation costs. The
$4.4 million represents the minimum amount of the estimated range of such future costs which CILCO expects to incur. Of the two sites at which CILCO never operated a gas manufacturing plant, CILCO has no responsibility for remediation at one and has not yet determined if it has responsibility for the other.

CILCO is presently permitted to recover prudently incurred coal tar remediation costs paid to outside parties pursuant to a rate rider which authorizes recovery over a five-year period. The rate rider does not allow recovery of carrying costs on the unrecovered balance. Coal tar remediation costs incurred through June 1994 have been deferred on the Balance Sheets, net of amounts recovered from customers. CILCO began recovering remediation costs under its coal tar rider on October 1, 1991, and through June 30, 1994, has recovered approximately $3.9 million. The recoverability of coal tar remediation costs and the method of recovery are presently issues in a case pending before the Illinois Supreme Court. Although CILCO cannot predict the outcome of that case, it believes that under existing law and regulatory practices most or all of its future coal tar remediation costs will continue to be recoverable from customers and no refunds of previously collected amounts in respect to remediation costs should be required. Therefore, although the total cost to CILCO of any action with respect to the unremediated sites and the possibility of recovering that cost from insurance carriers or any potentially responsible parties cannot now be determined, management believes that such cost will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 5.  ACCOUNTING FOR CERTAIN INVESTMENTS IN MARKETABLE SECURITIES

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). SFAS 115 requires an enterprise to classify debt and equity securities into one of three categories based on its intended use for those securities. It also requires the enterprise to adjust the carrying value of certain owned securities to market value. The statement did not have a material effect on the Company's financial position or results of operations.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (the Company) is the parent of two core operating businesses, Central Illinois Light Company (CILCO) and Environmental Science & Engineering, Inc. (ESE). The Company also has three other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM), CILCORP Development Services Inc. (CDS) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company (Holding Company) itself, are collectively referred to herein as Other Businesses.

CILCO, the primary business subsidiary, is an electric and gas utility serving customers in central and east central Illinois. ESE is a national environmental consulting and engineering firm serving governmental, industrial, and commercial customers. CIM invests in a diversified portfolio of long-term financial investments which currently include leveraged leases and energy related interests. CDS is presently inactive. CVI is a venture capital company which pursues investment opportunities in new ventures and the expansion of existing ventures in energy services, biotechnology and health care.

CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.

                                    Overview
                                    --------
The Company's earnings per share were $.53 for the quarter ended
June 30, 1994, compared to $.31 per share earned during the same period in 1993. This increase was primarily caused by higher electric operating income
resulting from increased sales and from improved results at ESE.   The
Company's earnings per share were $1.28 for the six months ended June 30, 1994, compared to $1.03 for the same period in 1993. This increase was primarily caused by improved results at ESE, higher electric operating income, lower interest expense and preferred dividends at CILCO and improved operations at the other businesses.

The following table summarizes the components of net income for the three months and six months ended June 30, 1994 and 1993 (see Results of Operations for further discussion):

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                    -------------------    ------------------
                                      1994      1993        1994        1993
                                      ----      ----        ----        ----
                                                 (In thousands)
   CILCO
      Electric Operating Income       $12,887   $11,376   $ 21,430     $20,005
      Gas Operating Income (Loss)        (683)      (18)     6,781       8,331
                                      -------   -------    -------     -------
         Utility Operating Income      12,204    11,358     28,211      28,336
      Other Deductions and Interest
        Expenses                       (5,147)   (5,496)   (10,539)    (11,171)
      CILCO Preferred Stock Dividends    (726)   (1,111)    (1,429)     (2,221)
                                      -------   -------    -------     -------
         Total Utility Net Income       6,331     4,751     16,243      14,944

   ESE
      ESE Net Income (Loss)               826      (481)       477      (1,006)
                                      -------   -------    -------     -------
         Core Businesses Income         7,157     4,270     16,720      13,938
   Other Businesses Net Loss             (217)     (262)       (78)       (596)
                                      -------   -------    -------     -------
   Consolidated Net Income
     Available to Common Shareholders $ 6,940   $ 4,008    $16,642     $13,342
                                      =======   =======    =======     =======

                          Capital Resources & Liquidity

Declaration of dividends is at the discretion of the Board of Directors. The Company's ability to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries, business conditions, earnings, and the financial condition of the Company. The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, pay interest and dividends, meet working capital needs and retire debt as it matures.

The Company

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $40 million on a short-term basis. On June 30, 1994, CILCORP had committed bank lines of credit of $40 million, of which $20.7 million was outstanding.

Depending on market conditions, the Company may choose to issue new shares of common stock through the CILCO Employees' Savings Plan (ESP) and the CILCORP Automatic Reinvestment and Stock Purchase Plan (DRIP) or to have the plans purchase CILCORP stock on the open market. However, the Company may not change its strategy more frequently than every three months. From December 1993 through March 1994, CILCORP issued to the plans 126,475 shares of common stock for $4.7 million. In March, the Company suspended issuance of common stock to the ESP and DRIP. The requirements of the plans are now being met through open market purchases. The proceeds from newly issued stock will be used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO, and for other corporate purposes.

To date, the Company has issued $26 million of medium-term notes under its $75 million medium-term note program. The Company may issue additional notes during 1994-1997 under this program to retire maturing debt of CILCORP Lease Management Inc. (CLM), a wholly-owned subsidiary of CIM, and to provide funds for other corporate purposes. On July 29, 1994, Standard & Poor's (S&P) changed CILCORP's rating of senior unsecured debt to A+ from AA-.

CILCO

Capital expenditures totaled $35 million for the six-month period ended
June 30, 1994.  Capital expenditures are anticipated to be approximately
$52 million for the remainder of 1994 including $7 million to replace CILCO's Customer Information System (CIS). CILCO expects to complete the CIS project in 1995 at a total cost of $13 million. CILCO expects to finance its 1994 capital requirements with funds provided by operating activities, issuance of secured debt and capital provided by CILCORP. Capital expenditures for the years 1995 and 1996 are estimated to be $69 million and $78 million, respectively.

On December 17, 1993, CILCORP announced an agreement with Midwest Grain Products, Inc. (MWG), one of CILCO's largest customers, to develop a gas-fired cogeneration plant. The plant will provide steam heat service to MWG's Pekin, Illinois, facility and also will generate electricity. In early 1994, CDS, a newly-formed, unregulated CILCORP subsidiary, began construction of steam boilers and other equipment. On March 23, 1994, the Illinois Commerce Commission (ICC) approved the cogeneration project as a least-cost method for CILCO to meet its electric generation requirements and authorized CILCO to complete the project. On May 17, 1994, CILCO paid CDS $2.8 million for the assets purchased and constructed by CDS, including all expenditures incurred for the project plus a return on CDS's investment. CILCO will complete construction of the steam boilers and other equipment and also will install a 20 megawatt turbine generator and related equipment. As of July 22, 1994, all three boilers were on site and the construction was on schedule. The
$16.9 million cost of the facility is included in CILCO's capital expenditures discussed above. As of June 30, 1994, approximately $5.9 million had been spent on the project. Steam heat service is scheduled to begin January 1, 1995; the plant is scheduled to begin generating electricity in mid-1995.

On June 30, 1994, CILCO filed a petition with the ICC for authority to issue not more than $65 million of secured medium-term notes and not more than $25 million of pollution control bonds. CILCO expects to obtain ICC approval during the third quarter of 1994, after which CILCO will file a shelf registration statement with the Securities and Exchange Commission for the $65 million of secured medium-term notes. CILCO plans to sell approximately $29 million of medium-term notes to finance its construction activities, including the Midwest Grain Project, CIS project, the cast iron main replacement project and for other corporate needs. CILCO intends to issue the remaining $36 million of secured medium-term notes to retire outstanding long-term debt as it matures in 1996 and 1997. CILCO expects to issue $18 million of pollution control bonds between August 1995 and August 1996 to finance the construction of new solid waste disposal facilities at CILCO's Duck Creek generating station. The timing and use for the remaining $7 million of pollution control bonds have not yet been determined.

CILCO currently has outstanding $25 million of Flexible Auction Rate Class A preferred stock, without par value. The annualized dividend rate of the stock when issued on July 28, 1993 was 2.45%. The current annualized dividend rate is 3.55%. Quarterly dividend rates will continue to vary based upon the ninety-day commercial paper interest rate.

On July 29, 1994, S&P changed CILCO's rating of senior secured debt to AA-from AA and preferred stock to A+ from AA-. S&P affirmed CILCO's A-1+ commercial paper rating. S&P cited strict Illinois regulation and an industrialized service area, heavily dependent upon Caterpillar Inc. (Caterpillar), as the major factors for the rating decreases. The S&P outlook for CILCO is stable, indicating no further rating actions are anticipated in the near future. According to S&P, CILCO's rating stability is supported by competitive rates and low production costs, efficient operations, lack of nuclear challenges, and minimal acid rain exposure.

At June 30, 1994, CILCO had bank lines of credit, aggregating $30.1 million, which are used to support CILCO's issuance of commercial paper. CILCO had $4.6 million of commercial paper outstanding at June 30, 1994 and expects to issue commercial paper periodically throughout the remainder of 1994.

ESE

ESE's capital additions and improvements during the second quarter were approximately $2 million. Capital expenditures for the remainder of 1994 are expected to be approximately $3 million. Working capital increased approximately $1.7 million during the six months ended June 30, 1994.

At June 30, 1994, ESE had borrowed $21.3 million from the Holding Company, an increase of $.4 million from December 31, 1993. ESE had an unused $1 million bank line of credit to provide for working capital needs and had a $5 million bank line of credit, of which $3.2 million was used at June 30, 1994, to collateralize performance bonds issued to companies in connection with ESE projects. ESE expects to finance its capital expenditures and working capital needs during 1994 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

                             Results of Operations

The results of operations of CILCO, ESE, and Other Businesses for the three months and six months ended June 30, 1994 compared to the three months and six months ended June 30, 1993 are discussed below.

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 1994 and 1993:

Components of CILCO Electric         Three Months Ended      Six Months Ended
Operating Income                          June 30,               June 30,
                                        1994      1993       1994        1993
                                                  (In thousands)
Revenue:
   Electric retail                   $75,090    $71,450   $145,095   $137,909
   Sales for resale                    2,944        678      6,646      1,327
                                     -------    -------   --------   --------
      Total revenue                   78,034     72,128    151,741    139,236
                                     -------    -------   --------   --------
Cost of Sales:
   Cost of fuel                       24,517     20,768     50,569     43,014
   Purchased power                     1,845      2,424      3,705      4,320
   Revenue taxes                       2,913      2,663      5,974      5,723
                                     -------    -------    -------    -------
     Total cost of sales              29,275     25,855     60,248     53,057
                                     -------    -------    -------    -------
        Gross margin                  48,759     46,273     91,493     86,179
                                     -------    -------    -------    -------
Operating Expenses:
   Other operation and maintenance    18,249     19,040     37,934     36,407
   Depreciation and amortization       9,887      9,622     19,775     19,248
   Income and other taxes              7,736      6,235     12,354     10,519
                                     -------    -------   --------   --------
      Total operating expenses        35,872     34,897     70,063     66,174
                                     -------    -------   --------   --------
      Electric operating income      $12,887    $11,376   $ 21,430   $ 20,005
                                     =======    =======   ========   ========


Electric gross margin increased 5% and 6% for the quarter and six months ended June 30, 1994, respectively, compared to the same periods in 1993. These increases were due to increases in retail kilowatt hour (Kwh) sales of 6% and 5% for these periods compared to the same periods in 1993 and increases in sales for resale. Residential and commercial sales each increased 7% for the quarter and 6% for the six months ended June 30, 1994, compared to the same periods in 1993. The increases in residential and commercial sales were primarily due to warmer weather. Cooling degree days were 33% higher for both the quarter and six months ended June 30, 1994, compared to the same periods in 1993.

Industrial sales increased 5% and 4% for the quarter and six months ended
June 30, 1994, respectively. These increases were primarily due to increased demand by several of CILCO's large industrial customers. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may be affected in the long-term by increased competition in the electric utility industry. (See Part II. Item 5 Electric Competition).

CILCO's largest customer is Caterpillar. On June 20, 1994, Caterpillar employees represented by the United Auto Workers began a strike at several of Caterpillar's facilities in CILCO's service territory. Caterpillar management has publicly stated that it will continue to operate its plants to meet the demand for its products. To date, the strike has not had a significant effect on CILCO's sales to Caterpillar. CILCO management cannot predict what, if any, impact a prolonged strike at Caterpillar will have on CILCO's future revenues or earnings.

Energy sales to other utilities increased during the quarter and six months ended June 30, 1994, due to greater demand for electricity from neighboring utilities. Sales for resale vary based on energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects competition to continue to increase in the sales for resale and purchased power market due to certain provisions of the Energy Policy Act of 1992.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 18% for the three months and six months ended June 30, 1994, compared to the same periods in 1993. These changes were primarily due to increased electric generation to meet greater demand for electricity from other utilities (sales for resale) and from CILCO's retail customers.

Purchased power decreased for the three months and six months ended June 30, 1994, compared to the same periods in 1993. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed on to CILCO' customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases and decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 4% for the quarter ended June 30, 1994, compared to the same period in 1993. The decrease for the second quarter was primarily due to decreases in employee benefit costs, power plant maintenance, and overhead line expenses. The decrease in employee benefit costs during the second quarter resulted from revised actuarial assumptions related to other postemployment benefits (OPEB). These decreases were partially offset by increased power plant operating expenses.

Other operation and maintenance expenses increased 4% for the six months ended June 30, 1994, compared to 1993. The increases for the six months ended June 30, 1994, were primarily due to increased employee benefit costs, including costs resulting from the implementation of SFAS 112 (see Part I. Item 1: Note 2 Postemployment Benefits Other than Pensions and Health Care Costs), injury and damage claims, and power plant operating expenses. These increases were partially offset by reduced OPEB costs resulting from revised actuarial assumptions and decreased overhead line expenses.

Depreciation and amortization expense increased slightly in 1994 compared to 1993, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other tax expense increased due to higher pre-tax operating income and higher corporate income tax rates in 1994 compared to 1993.

Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June 30, 1994 and 1993:

Components of CILCO Gas             Three Months Ended      Six Months Ended
Operating Income                         June 30,               June 30,
                                       1994       1993       1994       1993
                                                   (In thousands)
Revenue:
   Sale of gas                       $21,439    $20,106    $89,848    $83,210
   Transportation services             2,032      1,950      5,302      4,972
                                     -------    -------    -------    -------
      Total revenue                   23,471     22,056     95,150     88,182
                                     -------    -------    -------    -------
Cost of Sales:
   Cost of gas                        11,413      9,692     54,359     47,913
   Revenue taxes                       1,303      1,234      4,998      4,722
                                     -------    -------    -------    -------
      Total cost of sales             12,716     10,926     59,357     52,635
                                     -------    -------    -------    -------
         Gross margin                 10,755     11,130     35,793     35,547
                                     -------    -------    -------    -------
Operating Expenses:
   Other operation and maintenance     8,016      8,191     17,062     15,647
   Depreciation and amortization       4,015      3,651      7,879      7,305
   Income and other taxes               (593)      (694)     4,071      4,264
                                     -------    -------    -------    -------
      Total operating expenses        11,438     11,148     29,012     27,216
                                     -------    -------    -------    -------
      Gas operating income (loss)    $  (683)   $   (18)   $ 6,781    $ 8,331
                                     =======    =======    =======    =======


Gas gross margin decreased 3% and increased 1% for the quarter and six months ended June 30, 1994, respectively, compared to the same periods in 1993. These changes in gross margin were due to changes in retail sales for these periods, compared to the same periods in 1993. Retail sales increased 1% and 2% for the quarter and six months ended June 30, 1994, respectively, compared to 1993.

Revenue from retail sales increased 7% and 8% for the quarter and six months ended June 30, 1994, respectively, compared to 1993. The changes in revenue were not proportional to the changes in volume due to higher purchased gas adjustment (PGA) factors in 1994. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers. Residential sales remained relatively constant for the quarter and six months ended June 30, 1994. Commercial sales increased 7% and 6% for the quarter and six months ended June 30, 1994, respectively, compared to 1993. The increased sales were mainly from classes of customers that have lower profit margins.
As a result, the changes in gross margin were not proportional to changes in sales volumes. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales.

Revenue from gas transportation services increased 4% and 7%, while transportation volumes increased 7% and 8% for the quarter and six months ended June 30, 1994, respectively, when compared to the same periods in 1993. Revenue increased primarily due to increased purchases of gas by industrial transportation customers from suppliers other than CILCO. The increase in revenue was not proportional to the increase in volume because certain large volume transportation customers who can negotiate lower unit charges for service accounted for most of the increase in transportation of gas.

The cost of gas increased 18% and 14% for the quarter and six months ended June 30, 1994, respectively. The increase for the quarter was primarily due to increased sales and higher PGA factors, partially offset by lower natural gas prices. The increase for the six months ended June 30, 1994, was due to increased sales, higher PGA factors and higher natural gas prices.

Other operation and maintenance expenses decreased 2% and increased 9% for the quarter and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The decrease for the quarter was primarily due to decreased injury and damage claims, OPEB costs (see CILCO Electric Operations), and gas maintenance expenses. The increase for the six months ended June 30, 1994 was primarily due to increased employee benefit costs. Implementation of SFAS 112 (see Part I. Item 1: Note 2. Postemployment Benefits Other Than Pensions and Health Care Costs) contributed to the increase in employee benefit costs. Decreased gas maintenance expenses resulting from the completion of repairs to the Springfield gas distribution system in 1993 partially offset the increases. (See Part II. Item 1: Legal Proceedings).

Depreciation and amortization expense increased in 1994 compared to 1993, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense decreased for the quarter and six months ended June 30, 1994, due to lower pre-tax operating income.

CILCO Other Income and Deductions

The following table summarizes other income and deductions for the three months and six months ended June 30, 1994 and 1993:

  Components of Other Income and    Three Months Ended      Six Months Ended
  Deductions and Interest Expense        June 30,              June 30,
                                     1994        1993      1994       1993
                                                 (In thousands)
  Income:
    Interest income                 $    67    $    43   $    314   $    238
                                    -------    -------   --------   --------
  Expenses:
    Non-operating                       282        449        669        828
    Amortization                        178        178        357        356
    Interest                          5,079      5,384     10,394     11,362
    AFUDC                               (79)       (74)      (169)      (104)
    Company-owned life insurance        145         49        272         68
    Income taxes                       (391)      (447)      (670)    (1,101)
                                    -------    -------   --------   --------
      Total expenses                  5,214      5,539     10,853     11,409
                                    -------    -------   --------   --------
      Other Income (deductions)     $(5,147)   $(5,496)  $(10,539)  $(11,171)
                                    =======    =======   ========   ========


Interest expense decreased due to lower interest rates on bonds refinanced in 1993.

ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months and six months ended June 30, 1994 and 1993:

                                   Three Months Ended      Six Months Ended
Components of ESE Income                June 30,               June 30,
                                    1994         1993       1994       1993
                                               (In thousands)
Environmental and engineering
  services revenue                $33,832      $29,532     $63,216    $59,297
Direct Non-Labor Costs             13,305        9,735      23,718     19,602
                                  -------      -------     -------    -------
     Net Revenues                  20,527       19,797      39,498     39,695

Expenses:
     Direct salaries and
         other operating costs      9,928        9,962      19,392     20,161
     General & administrative       7,276        8,596      15,335     17,069
     Depreciation & Amortization    1,455        1,429       2,949      2,928
                                  -------      -------     -------    -------
                                   18,659       19,987      37,676     40,158
                                  -------      -------     -------   --------
Interest expense                      397          426         802        841
                                  -------      -------    --------   --------
Income (loss) before income taxes   1,471         (616)      1,020     (1,304)
     Income taxes                     645         (135)        543       (298)
                                  -------      -------    --------   --------
         ESE net income (loss)    $   826      $  (481)   $    477    $(1,006)
                                  =======      =======    ========    =======


Net revenues increased by 4% for the second quarter and were virtually unchanged for the six months ended June 30, 1994, when compared to the same periods in 1993. The net revenue increase resulted from higher demand for laboratory services during the second quarter. Direct non-labor costs as a percentage of gross revenue fluctuate primarily due to subcontract usage.

Direct salaries and other operating expenses changed slightly for the quarter ended June 30, 1994, and decreased by 4% for the six months ended June 30, 1994, when compared to the same periods in 1993. The decrease is primarily due to a reduction in work force associated with the overall decline in business volume that occurred in the last half of 1993. Due to the labor-intensive nature of ESE's business, ESE can reallocate employees and adjust staffing levels to appropriately recognize changing business conditions. ESE had 1,239 full-time-equivalent employees at June 30, 1994, compared to 1,316 at June 30, 1993.

General and administrative expenses decreased by 15% and 10% for the second quarter and the six months ended June 30, 1994, when compared to the same periods in 1993. The decreases resulted from lower general and administrative salaries, medical costs, and relocation costs. As a result of lower general and administrative expenses and an increase in net revenue, net income increased by $1.3 million for the three months ended June 30, 1994, compared to the same period in 1993. Net income increased by $1.5 million for the six months ended June 30, 1994, compared to the same period in 1993 as a result of lower direct salaries and other operating costs, and lower general and administrative expenses.

Other Businesses' Operations

The following table summarizes the components of Other Businesses' (loss) for the three months and six months ended June 30, 1994 and 1993.

                                        Three Months Ended    Six Months Ended
   Components of Other Businesses'           June 30,               June 30,
             Net Income                   1994       1993        1994       1993
                                                       (In thousands)
     Revenue:
       Other revenue                    $1,742      $1,936      $4,161     $3,666

     Expenses:
       Operating expenses                1,038         632       2,347      1,301
       Depreciation and amortization        49          45          96         89
       Interest expense                    758         661       1,553      1,474
       Income and other taxes              114         808         243      1,295
       Minority interest                     0          52           0        103
                                        ------      ------     -------     ------
          Total expenses                 1,959       2,198       4,239      4,262
                                        ------      ------     -------     ------
          Other Businesses' net
            (loss)                      $ (217)     $ (262)    $   (78)    $ (596)
                                        ======      ======     =======     ======


Other revenue decreased during the second quarter of 1994 as compared to the same period in 1993 due primarily to the sale of Tucson Electric Power Company
(TEP) stock in the second quarter of 1993. The decrease in revenues was largely offset by an increase in revenues from new leveraged lease investments made by CIM subsidiaries in late 1993.

Other revenue increased during the six months ended June 30, 1994, compared to the same period in 1993 due primarily to the new leveraged lease investments made by CIM subsidiaries in late 1993, and a $500,000 fee paid by CILCO to CDS related to the construction of the Midwest Grain cogeneration plant
(See Capital Resources and Liquidity, CILCO). CILCO will capitalize the fee as part of its utility plant in service when the project is completed.

Operating expenses increased at the Holding Company due to several one-time charges, including CILCORP's termination of a lease at an ESE facility that ESE no longer plans to use. The lease was entered into during negotiations which led to CILCORP's 1990 acquisition of ESE (see Part II, Item 1: Legal Proceedings).

Income and other taxes declined in 1994 because 1993 taxes included amounts related to CIM's sale of TEP stock in the first and second quarters and a reserve for potential income taxes if the Company's position regarding the depreciable life of the Springerville Unit No. 1 generating station had not been ultimately upheld. The Springerville tax dispute was favorably settled during the fourth quarter of 1993.

Minority interest in net income declined due to CILCORP's 1993 purchase of the 19% minority interest in CILCORP Lease Management Inc., a second-tier subsidiary of CILCORP.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1993 Form 10-K, and "Note 4. Contingencies," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

CILCO and ESE are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. In the opinion of management, all claims currently pending either will not result in a material adverse effect on the financial position of the Company or are adequately covered by (i) insurance, (ii) contractual or statutory indemnification, or
(iii) reserves for potential losses.

After a significant number of leaks were detected in the Springfield, Illinois, cast iron gas distribution system in mid-1992, CILCO began a detailed examination of its Springfield gas distribution system and related operating practices and procedures. The objective of this examination was to detect and repair gas main leaks and to identify and correct any operating deficiencies. This project was substantially completed by September 30, 1993. (See Part I. Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations). In September 1992, the ICC staff began an informal review of CILCO's Springfield gas operations and recordkeeping practices. Subsequently, at the request of the ICC, the U.S. Department of Transportation and the U.S. Department of Justice began conducting investigations which management believes to be focused principally on CILCO's Springfield gas operations. These reviews could potentially lead to criminal charges, regulatory actions, and/or certain sanctions and civil penalties. Management cannot currently determine the outcome of these reviews, or their regulatory effect other than the disallowance from gas rate base accepted by CILCO (see Part II. Item 5: Gas Rate Increase Request) but does not believe they will have a materially adverse impact on CILCO's financial position or results of operations.

On July 6, 1994 a lawsuit was filed against CILCO in a United States District Court by a subsequent owner related to a gas manufacturing plant which was never operated by CILCO. (See Note 4. Contingencies.) The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses, and diminution of market value. CILCO intends to vigorously defend these claims. Management cannot currently determine the outcome of this litigation, but does not believe it will have a materially adverse impact on CILCO's financial position or results of operations.

At the request of the South Carolina Department of Health and Environmental Control ("DHEC"), the U. S. Department of Justice has begun an investigation into an alleged record-keeping violation at an office operated by ESE in Greenville, South Carolina. DHEC is also continuing its investigation. The office was closed in May 1993. The investigation could potentially lead to civil/criminal penalties and certain sanctions, some of which could include disqualification from certain contracts. Management cannot currently determine the outcome of this investigation but does not believe it will have a materially adverse impact on the Company's financial position or results of operations.

On June 8, 1994, CILCORP, ESE and the lessor of a building in Shelton, Connecticut, concluded settlement negotiations which released ESE from future lease obligations and litigation related to that lease.

Other than these items, there are no material pending legal proceedings, or proceedings known to be contemplated by governmental authorities, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

ITEM 5:  OTHER INFORMATION

ELECTRIC COMPETITION

On April 20, 1994, the ICC adopted a "resolution recognizing the need for an examination of changes in the structure of the electric energy industry." The ICC has indicated a broad-based and open examination of the purposes behind current utility laws and regulations in Illinois will be undertaken to determine whether or not these laws and regulations should be modified in light of the expanding presence of competitive market components within the electric energy industry. CILCO is actively participating in these proceedings. The work product resulting from these activities will be provided to the ICC and the Illinois legislature for educational and planning purposes. The potential outcome of these activities is unknown and highly speculative at this time.

With growing competition in the electric utility industry, CILCO's largest customers may have increased opportunities to select their electric supplier. CILCO has entered into long-term contracts, ranging from five to eight years, with twelve of its industrial customers to exclusively supply them with their electric power requirements. Based on CILCO's 1993 total retail Kwh sales, these long-term contracts are projected to account for approximately 16% of CILCO's 1994 total retail Kwh sales.

GAS RATE INCREASE REQUEST

On January 14, 1994, CILCO filed a request with the ICC to increase gas base rates to reflect both the current costs of providing gas service and its additional investment in the gas system, including the replacement of certain portions of the Springfield gas distribution system (see Part II. Item 1:
Legal Proceedings). The proposed rates are designed to increase annual gas revenues approximately $15 million, or 8.9%, based upon an adjusted test year ended December 31, 1995. The filing requested a 9.4% return on original cost rate base and a 12.0% return on common equity. CILCO has filed additional testimony which supports a 9.6% return on original cost rate base and a 12.5% return on common equity due to subsequent increases in interest rates which result in an increase in capital costs.

The ICC staff has submitted testimony which, among other things, recommends adjustments which would result in a net disallowance from CILCO's gas rate base of approximately $4.5 million of investment in the Springfield cast iron renewal project. In early August 1994, CILCO accepted these adjustments. Statement of Financial Accounting Standards No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs," requires CILCO to recognize an expense equal to the amount excluded from rate base in the year the disallowance becomes probable, less applicable income taxes. The amount of the proposed disallowance is included as utility plant in service on CILCO's and CILCORP's balance sheet at June 30, 1994. CILCO plans to record a one-time, after-tax charge against third quarter net income of approximately $2.7 million to reflect the accepted portion of the rate base disallowance.

Overall, the ICC staff's proposed disallowance and adjustments would reduce the $15 million rate increase originally requested by CILCO to approximately $9.4 million. CILCO strongly disagrees with the ICC staff positions regarding most of the other proposed adjustments and is aggressively pursuing those issues. Management cannot predict the ultimate outcome of CILCO's rate filing. A decision from the ICC is expected in early December 1994.

CILCO ELECTRIC PRODUCTION

On April 26, 1994, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to CILCO. The NOV states that opacity emission limit violations occurred throughout 1993 at E. D. Edwards Station for two coal-fired boilers. The Notice of Violation was issued pursuant to
Section 113(a)(1) of the Clean Air Act. On May 24, 1994, a conference was held with USEPA representatives to discuss the NOV. CILCO has provided additional information in support of its position that the emissions did not exceed acceptable opacity limits. Management cannot currently determine the outcome of any actions related to the alleged violations, but does not believe they will have a materially adverse impact on CILCO's financial position or results of operations.

ESE OFFICER CHANGE

Effective April 1, 1994, Joseph F. Silvey was elected President and Chief Operating Officer of ESE. Mr. Silvey had been Senior Vice President of ESE since February 1993 and Chief Operating Officer of ESE since January 1994. Ronald L. Rainson, ESE's former President and Chief Executive Officer, continues as Chairman.

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

                                                  CILCORP Inc.
                                                  (Registrant)



Date August 8, 1994                               R. O. Viets
                                                  R. O. Viets
                                                 President and
                                             Chief Executive Officer


Date August 8, 1994                            T. D. Hutchinson
                                               T. D. Hutchinson
                                                  Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CENTRAL ILLINOIS LIGHT COMPANY
                                               (Registrant)



Date  August 8, 1994                         T. S. Romanowski
                                             T. S. Romanowski
                                         Vice President and Chief
                                             Financial Officer




Date  August 8, 1994                         R. L. Beetschen
                                             R. L. Beetschen
                                          Controller and Manager
                                            of Accounting

                               CENTRAL ILLINOIS LIGHT COMPANY
                              Computation of Ratio of Earnings
                                      to Fixed Charges


                                                         Twelve Months Ended
                                   June 30,                  December 31,
                                    1994        1993     1992       1991     1990      1989
                                                    (Thousands of Dollars)
Earnings, as defined:
  Net Income                       $38,184   $37,678   $35,636   $44,231   $40,966   $44,430
  Income Taxes                      22,183    20,368    17,723    22,329    20,500    22,179
  Fixed Charges, as below           25,573    26,335    25,130    24,295    24,095    24,540
                                   -------   -------   -------   -------   -------   -------
    Total Earnings, as defined     $85,940   $84,381   $78,489   $90,855   $85,561   $91,149
                                   -------   -------   -------   -------   -------   -------
Fixed Charges, as defined:
  Interest on COLI                 $ 1,730   $ 1,434   $   930   $   870   $   868   $   798
  Interest on Short-Term Debt          342       592       180         0         0         0
  Interest on Long-Term Debt        19,572    19,753    20,747    21,285    21,399    21,968
  Amortization of Debt Discount
    & Expense and Premium              676       624       410        96        97       107
  Miscellaneous Interest Expense       898     1,485     2,448     1,591     1,320     1,205
  Interest Portion of Rentals        2,355     2,447       415       453       411       462
                                   -------   -------   -------   -------   -------   -------
    Total Fixed Charges,
      as defined                   $25,573   $26,335   $25,130   $24,295   $24,095   $24,540
                                   =======   =======   =======   =======   =======   =======

Ratio of Earnings to Fixed Charges    3.36      3.20      3.12      3.74      3.55      3.71
                                      ====      ====      ====      ====      ====      ====
