Form 10-Q
period 1994-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1994-11-14
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-Q

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly period ended September 30, 1994

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
                      Yes      X             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.           Common stock, no par value,               13,035,756
                       shares outstanding at October 31, 1994

CENTRAL ILLINOIS LIGHT COMPANY
                       Common stock, no par value,               13,563,871
                       shares outstanding and privately
                       held by CILCORP Inc. at October 31, 1994

                                 CILCORP INC.
                                     AND
                         CENTRAL ILLINOIS LIGHT COMPANY
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994
                                     INDEX




PART I.  FINANCIAL INFORMATION
                                                                      Page No.

Item 1:  Financial Statements

         CILCORP INC.

           Consolidated Balance Sheets                                   3-5

           Consolidated Statements of Income                             6-7

           Consolidated Statements of Cash Flows                         8-9

         CENTRAL ILLINOIS LIGHT COMPANY

           Consolidated Balance Sheets                                  10-11

           Consolidated Statements of Income                             12

           Consolidated Statements of Cash Flows                        13-14

         Notes to Consolidated Financial Statements
           CILCORP Inc. and Central Illinois Light Company              15-17

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           CILCORP Inc. and Central Illinois Light Company              17-29

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                              29-30

Item 5:  Other Information                                              31-32

Item 6:  Exhibits and Reports on Form 8-K                                33

Signatures                                                              34-35

Exhibit 12:  Central Illinois Light Company, Computation
             of Ratio of Earnings to Fixed Charges                       36

Exhibit 27a:  CILCORP Financial Data Schedule                            37

Exhibit 27b:  CILCO Financial Data Schedule                              38

                     CILCORP INC. AND SUBSIDIARY COMPANIES
                          Consolidated Balance Sheets
                                (In thousands)
                                                             September 30,  December 31,
                                                                  1994         1993
                                                              (Unaudited)
   ASSETS
      Current Assets:
         Cash and Temporary Cash Investments                 $    2,966      $   1,440
         Receivables, Less Reserves of $2,553 and $2,255         58,023         58,350
         Accrued Unbilled Revenue                                31,819         38,179
         Fuel, at Average Cost                                   13,991          8,323
         Materials and Supplies, at Average Cost                 16,968         16,674
         Gas in Underground Storage, at Average Cost             22,063         24,548
         Prepayments and Other                                   10,643          9,441
                                                             ----------      ---------
               Total Current Assets                             156,473        156,955
                                                             ----------      ---------
      Investments and Other Property:
         Investment in Leveraged Leases                         119,328        114,803
         Cash Surrender Value of Company-Owned
           Life Insurance, net of related policy
           loans of $28,355 and $24,923                           1,784          1,263
         Other                                                    3,673          6,190
                                                             ----------     ----------
               Total Investments and Other Property             124,785        122,256
                                                             ----------     ----------
      Property, Plant and Equipment:
         Utility Plant, at Original Cost
            Electric                                          1,089,731      1,068,818
            Gas                                                 353,745        348,541
                                                             ----------     ----------
                                                              1,443,476      1,417,359
            Less - Accumulated Provision for Depreciation       652,237        618,912
                                                             ----------     ----------
                                                                791,239        798,447
            Construction Work in Progress                        55,983         31,896
         Plant Acquisition Adjustments, being Amortized
           to 1999                                                3,533          4,068
         Other, Net of Depreciation                              23,512         24,173
                                                             ----------     ----------
               Total Property, Plant and Equipment              874,267        858,584
                                                             ----------     ----------
      Other Assets:
      Prepaid Pension Cost                                       14,185         13,953
      Cost in Excess of Net Assets of Acquired Businesses,
         Net of Accumulated Amortization of $4,006 and $3,479    24,724         25,251
      Other                                                      19,427         21,441
                                                             ----------     ----------
               Total Other Assets                                58,336         60,645
                                                             ----------     ----------

               Total Assets                                  $1,213,861     $1,198,440
                                                             ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                         CILCORP INC. AND SUBSIDIARY COMPANIES
                              Consolidated Balance Sheets
                                    (In thousands)
                                                           September 30,      December 31,
                                                                1994             1993
                                                            (Unaudited)

   LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
         Current Portion of Long-Term Borrowings             $   18,043     $      193
         Notes Payable                                           39,300         31,200
         Accounts Payable                                        47,131         47,668
         Accrued Taxes                                            7,038          5,666
         Accrued Interest                                         4,004          9,632
         Purchased Gas Adjustment Over-Recoveries and
           Refunds Due Customers                                  4,212          3,268
         Other                                                   13,577         12,080
                                                             ----------     ----------
               Total Current Liabilities                        133,305        109,707
                                                             ----------     ----------

      Long-Term Borrowings                                      307,704        325,711
                                                             ----------     ----------

      Deferred Credits:
         Deferred Income Taxes                                  234,968        229,897
         Net Regulatory Liability of Regulated Subsidiary        69,070         69,477
         Deferred Investment Tax Credit                          26,601         27,871
         Customers' Advances for Construction and Other          29,733         27,781
                                                             ----------     ----------
               Total Deferred Credits                           360,372        355,026
                                                             ----------     ----------

      Preferred Stock of Subsidiary                              66,120         66,120
                                                             ----------     ----------
      Stockholders' Equity:
         Common Stock, no par value; Authorized
           50,000,000 shares - Outstanding
           13,035,756 and 12,971,501                            167,987        165,662
         Retained Earnings                                      178,373        176,214
                                                             ----------     ----------
               Total Stockholders' Equity                       346,360        341,876
                                                             ----------     ----------

               Total Liabilities and Stockholders' Equity    $1,213,861     $1,198,440
                                                             ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                           CILCORP INC. AND SUBSIDIARY COMPANIES
                             Consolidated Statements Of Income
                                        (Unaudited)
                                      (In thousands)*
                                                Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,

                                                  1994       1993       1994       1993
Revenues:
   Electric                                      $92,749   $ 94,424   $244,490   $233,660
   Gas                                            15,393     15,376    110,543    103,558
   Environmental and Engineering Services         35,204     30,631     98,420     89,929
   Other                                           2,508      1,309      6,983      5,213
                                                 -------   --------   --------   --------
      Total                                      145,854    141,740    460,436    432,360


Operating Expenses:
   Fuel for Generation and Purchased Power        27,565     27,588     81,839     74,922
   Gas Purchased for Resale                        5,712      5,462     60,071     53,375
   Other Operation and Maintenance                60,619     55,591    174,685    164,054
   Disallowed plant cost of
      regulated subsidiary                         4,636          0      4,636          0
   Depreciation and Amortization                  15,558     15,091     46,614     45,017
   Taxes, Other than Income Taxes                  8,890      8,530     28,388     27,286
                                                 -------   --------   --------   --------
      Total                                      122,980    112,262    396,233    364,654
                                                 -------   --------   --------   --------

   Operating Income                               22,874     29,478     64,203     67,706
                                                 -------   --------   --------   --------

Fixed Charges and Other:
   Interest Expense                                6,889      6,924     19,639     20,602
   Preferred Stock Dividends of Subsidiary           761      1,121      2,190      3,342
   Allowance for Funds Used During Construction     (154)       (73)      (323)      (177)
   Other                                             220        236        492        303
                                                 -------   --------   --------   --------
      Total                                        7,716      8,208     21,998     24,070
                                                 -------   --------   --------   --------

Income Before Income Taxes                        15,158     21,270     42,205     43,636
Income Taxes                                       5,588      8,565     15,993     17,486
                                                 -------   --------   --------   --------

Net Income Including Minority Interest             9,570     12,705     26,212     26,150
Minority Interest                                      0         60          0        163
                                                 -------   --------   --------   --------

   Net Income Available for Common Shareholders  $ 9,570   $ 12,645   $ 26,212   $ 25,987
                                                 =======   ========   ========   ========

Average Common Shares Outstanding (000)           13,036     12,909     13,023     12,909

Earnings Per Average Common Share                $   .73   $    .98   $   2.01   $   2.01
Dividends Per Common Share                       $  .615    $  .615   $  1.845   $  1.845

*Except Per Share Amounts

The accompanying Notes to Financial Statements are an integral part of these statements.

                        CILCORP INC. AND SUBSIDIARY COMPANIES
                        Consolidated Statements Of Cash Flows
                                     (Unaudited)
                                   (In thousands)
                                                                    For Nine Months Ended
                                                                        September 30,
                                                                     1994            1993
Cash Flows from Operating Activities:
   Net Income before dividends on subsidiary preferred stock       $28,403          $29,329

   Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
      Non-Cash Lease Income & Investment Income                     (4,911)          (4,655)
      Disallowed Plant Cost of Regulated Subsidiary                  4,636                0
      Depreciation and Amortization                                 46,614           45,017
      Deferred Income Tax, Investment Tax Credit and
         Regulatory Liability of Regulated Subsidiary, Net           3,394            2,939
      Changes in Operating Assets and Liabilities:
         Decrease in Accounts Receivable and Accrued
           Unbilled Revenue                                          6,687              254
         Increase in Inventories                                    (3,477)          (4,104)
         Decrease in Accounts Payable                                 (537)            (337)
         Increase (Decrease) in Accrued Taxes                        1,372           (2,771)
         Increase (Decrease) in Purchased Gas Adjustment
           Over-Recoveries and Refunds Due Customers                   944           (6,054)
         Changes in Other Assets and Liabilities, Net               (5,844)          (8,118)
                                                                   -------          -------
           Total Adjustments                                        48,878           22,171
                                                                   -------          -------
           Net Cash Provided by Operating Activities                77,281           51,500
                                                                   -------          -------
Cash Flows from Investing Activities:
      Additions to Property, Plant and Equipment                   (63,557)         (58,961)
      Purchase of Long-Term Investments                                  0           (3,805)
      Proceeds from Sale of Long-Term Investments                      575            2,823
      Other                                                          3,202           (3,354)
                                                                   -------          -------
         Net Cash Used in Investing Activities                     (59,780)         (63,297)
                                                                   -------          -------
Cash Flows from Financing Activities:
      Increase in Short-Term Debt                                    8,100            9,749
      Proceeds from Issuance of Long-Term Debt                           0          107,805
      Repayment of Long-Term Debt                                     (157)         (88,925)
      Change in Minority Interest & Other                                0              163
      Issuance of Preferred Stock by Wholly-Owned Subsidiary             0           46,134
      Preferred Stock Retired                                            0          (46,051)
      Common Dividends Paid                                        (24,053)         (23,818)
      Preferred Dividends Paid                                      (2,190)          (3,339)
      Proceeds from Issuance of Stock                                2,325                0
                                                                   -------          -------
         Net Cash Used in Financing Activities                     (15,975)           1,718
                                                                   -------          -------
Net Increase (Decrease) in Cash and Temporary
      Cash Investments                                               1,526          (10,079)
Cash and Temporary Cash Investments at Beginning of Year             1,440           24,401
                                                                   -------          -------
Cash and Temporary Cash Investments at September 30,               $ 2,966          $14,322
                                                                   =======          =======
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Interest                                                    $24,852          $23,623
       Income Taxes                                                 12,172           13,749


The accompanying Notes to Financial Statements are an integral part of these statements.

                          CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                    (Unaudited)
                                  (In thousands)
                                                           September 30,  December 31,
                                                              1994           1993
ASSETS
Utility plant, at original cost:
  Electric                                                 $1,089,731    $1,068,818
  Gas                                                         353,745       348,541
                                                           ----------    ----------
                                                            1,443,476     1,417,359
  Less - accumulated provision for depreciation               652,237       618,912
                                                           ----------    ----------
                                                              791,239       798,447
Construction work in progress                                  55,983        31,896
Plant acquisition adjustments, net of amortization              3,533         4,068
                                                           ----------    ----------
      Total Utility Plant                                     850,755       834,411
                                                           ----------    ----------
Other Property and Investments
  Cash surrender value of Company-owned life
    insurance (net of related policy loans of $28,355
    and $24,923)                                                1,784         1,263
  Other                                                         1,055         1,056
                                                           ----------    ----------
      Total Other Property and Investments                      2,839         2,319
                                                           ----------    ----------
Current Assets:
  Cash and temporary cash investments                             814           594
  Receivables, less reserves of $506 and $585                  32,960        34,197
  Accrued unbilled revenue                                     14,133        25,111
  Fuel, at average cost                                        13,991         8,323
  Materials and supplies, at average cost                      16,968        16,674
  Gas in underground storage, at average cost                  22,063        24,548
  Prepaid taxes                                                 2,390           856
  Other                                                         8,198         6,945
                                                           ----------    ----------
      Total Current Assets                                    111,517       117,248
                                                           ----------    ----------
Deferred Debits:
  Unamortized loss on reacquired debt                           6,600         6,950
  Unamortized debt expense                                      2,092         2,185
  Prepaid pension cost                                         14,185        13,953
  Other                                                         9,465        11,259
                                                           ----------    ----------
      Total Deferred Debits                                    32,342        34,347
                                                           ----------    ----------
        Total Assets                                       $  997,453    $  988,325
                                                           ==========    ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                          CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                    (Unaudited)
                                  (In thousands)

                                                          September 30,  December 31,
                                                              1994          1993
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common shareholder's equity
    Common stock, no par value, authorized 20,000,000
     shares, outstanding 13,563,871 shares                 $  185,661    $  185,661
    Retained earnings                                         125,103       108,645
                                                           ----------    ----------
      Total common shareholder's equity                       310,764       294,306
  Preferred stock without mandatory redemption                 44,120        44,120
  Preferred stock with mandatory redemption                    22,000        22,000
  Long-term debt, net                                         278,350       278,321
                                                           ----------    ----------
      Total Capitalization                                    655,234       638,747
                                                           ----------    ----------
Current Liabilities:
  Notes payable                                                11,200        12,400
  Accounts payable                                             41,978        40,971
  Accrued taxes                                                 6,074         6,083
  Accrued interest                                              4,232         8,616
  PGA over-recoveries and refunds due customers                 4,212         3,268
  Level payment plan                                            1,712         2,944
  Other                                                         4,614         5,106
                                                           ----------    ----------
      Total Current Liabilities                                74,022        79,388
                                                           ----------    ----------
Deferred Liabilities and Credits:
  Accumulated deferred income taxes                           142,653       144,969
  Net regulatory liability                                     69,070        69,477
  Investment tax credits                                       26,601        27,871
  Capital lease obligation                                      2,739         2,954
  Other                                                        27,134        24,919
                                                           ----------    ----------
      Total Deferred Liabilities and Credits                  268,197       270,190
                                                           ----------    ----------
        Total Capitalization and Liabilities               $  997,453    $  988,325
                                                           ==========    ==========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                            CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Statements of Income
                                      (Unaudited)
                                    (In thousands)
                                             Three Months Ended    Nine Months Ended
                                               September 30,         September 30,
                                              1994       1993       1994       1993
Operating Revenues:
   Electric                                 $ 92,749   $ 94,424   $244,490   $233,660
   Gas                                        15,393     15,376    110,543    103,558
                                            --------   --------   --------   --------
      Total Operating Revenue                108,142    109,800    355,033    337,218
                                            --------   --------   --------   --------
Operating Expenses:
   Cost of fuel                               25,071     25,184     75,640     68,198
   Cost of gas                                 5,712      5,462     60,071     53,375
   Purchased power                             2,494      2,404      6,199      6,724
   Other operation and maintenance            27,270     27,279     82,266     79,333
   Depreciation and amortization              13,852     13,257     41,506     39,810
   Income taxes                                7,709      9,044     18,129     18,079
   Other taxes                                 7,807      7,315     24,784     23,508
                                            --------   --------   --------   --------
      Total Operating Expense                 89,915     89,945    308,595    289,027
                                            --------   --------   --------   --------
Operating Income                              18,227     19,855     46,438     48,191

Other Income and Deductions:
   Cost of equity funds capitalized                -          -         23          -
   Company-owned life insurance, net            (220)      (236)      (492)      (303)
   Disallowed plant cost                      (4,636)         -     (4,636)         -
   Income tax reduction for disallowed
     plant cost                                1,840          -      1,840          -
   Other, net                                   (981)       197     (1,023)       351
                                            --------   --------   --------   --------
      Total Other Income (Deductions)         (3,997)       (39)    (4,288)        48
                                            --------   --------   --------   --------
Interest Expenses:
   Interest on long-term debt                  4,809      5,149     14,413     14,935
   Cost of borrowed funds capitalized           (154)       (73)      (300)      (177)
   Other                                         589        688      1,379      2,264
                                            --------   --------   --------   --------
      Total Interest Expense                   5,244      5,764     15,492     17,022
                                            --------   --------   --------   --------
Net Income                                     8,986     14,052     26,658     31,217
                                            --------   --------   --------   --------
Dividends on Preferred Stock                     761      1,121      2,190      3,342
                                            --------   --------   --------   --------
Net Income Available for Common Stock       $  8,225   $ 12,931   $ 24,468   $ 27,875
                                            ========   ========   ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                               (In thousands)
                                                       Nine Months Ended
                                                         September 30,
                                                      1994             1993
Cash flows from operating activities:
   Net income before preferred dividends             $ 26,658       $ 31,217
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Disallowed plant costs                            4,636              -
      Income tax reduction for disallowed plant costs  (1,840)             -
      Depreciation and amortization                    42,040         40,344
      Deferred taxes, investment tax credits
        and regulatory liability, net                  (2,796)        (2,768)
      Decrease (increase) in accounts receivable        1,237        (17,238)
      Increase in fuel, materials and
        supplies, and gas in underground storage       (3,477)        (4,104)
      Decrease in unbilled revenue                     10,978         10,933
      Increase (decrease) in accounts payable           1,007           (416)
      Decrease in accrued taxes and interest           (3,750)        (1,026)
      Decrease (increase) in other assets and
        liabilities, net                                1,967         (7,076)
                                                    ---------       --------
         Net cash provided by operating activities     76,660         49,866
                                                    ---------       --------
Cash flows from investing activities:
      Capital expenditures                            (60,468)       (55,884)
      Cost of equity funds capitalized                    (23)             -
      Other                                            (4,190)        (3,934)
                                                    ---------       --------
         Net cash used in investing activities        (64,681)       (59,818)
                                                    ---------       --------
Cash flows from financing activities:
      Common dividends paid                            (8,010)       (15,878)
      Preferred dividends paid                         (2,190)        (3,339)
      Long-term debt issued                                 -        107,355
      Preferred stock issued                                -         46,134
      Long-term debt retired                                -        (77,756)
      Preferred stock retired                               -        (46,051)
      Payments on capital lease obligation               (359)             -
      (Decrease) increase in short-term borrowing      (1,200)         1,600
                                                    ---------      ---------
         Net cash provided (used) in
           financing activities                       (11,759)        12,065
                                                    ---------      ---------
Net increase in cash and temporary cash
  investments                                             220          2,113

Cash and temporary cash investments at beginning
  of year                                                 594          1,776
                                                    ---------      ---------
Cash and temporary cash investments at
  September 30                                      $     814      $   3,889
                                                    =========      =========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (net of cost of borrowed funds
        capitalized)                                 $ 20,354       $ 19,162
      Income taxes                                     21,261         11,891

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

NOTE 2.  POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

In January 1994, CILCO adopted Financial Accounting Standards Board (FASB) Statement No. 112, "Employer's Accounting for Postemployment Benefits"
(SFAS 112). This standard requires accrual of benefits other than pensions or health care provided to former or inactive employees. In January 1994, CILCO recorded a pre-tax expense of approximately $750,000, which represented the cumulative effect of applying SFAS 112. During the third quarter of 1994, CILCO received revised actuarial assumptions related to its SFAS 112 benefits which will increase the total December 31, 1994, pre-tax expense approximately $300,000. The additional expense is being recorded in the third and fourth quarters of 1994. The financial effect of benefits ESE provides to former or inactive employees is not material.

NOTE 3.  FEDERAL ENERGY REGULATORY COMMISSION ORDER 636

In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636A, and 636B (collectively Order 636). The orders have been appealed to the United States Court of Appeals by various parties. As a result of Order 636 and subsequent regulatory filings by interstate pipelines, the pipelines serving CILCO have generally ceased sales of gas and have become transporters only. CILCO currently arranges for the purchase of gas from a variety of suppliers and has contracted for additional gas storage capacity to meet customer demand for gas. CILCO believes it is well-positioned to ensure the continued acquisition of adequate and reliable gas supplies despite the regulatory changes.

Order 636 also permits pipelines to file new tariffs to provide for the recovery from their customers, including CILCO, of prudently incurred costs resulting from the transition to services under Order 636 ("transition costs"). CILCO's pipeline suppliers have filed with the FERC and directly billed CILCO, subject to refund, for approximately $1.4 million of transition costs, including interest, as of September 30, 1994. Transition costs are being recovered from CILCO's customers through the Purchased Gas Adjustment Clause (PGA). The PGA allows CILCO to immediately reflect increases or decreases in the cost of natural gas, including transition costs, in its charges to customers. All directly-billed transition costs have been collected from customers and remitted to suppliers. Pipeline suppliers have also incorporated indirect charges in their base service rates. CILCO estimates that it could ultimately be billed up to $3 million of direct and indirect transition costs, excluding interest.

In orders entered on March 9, 1994, and September 21, 1994, the Illinois Commerce Commission (ICC) confirmed the right of Illinois gas utilities to recover 100% of pipeline transition costs.

NOTE 4.  CONTINGENCIES

CILCO continues to investigate former gas manufacturing plant sites to determine if it is responsible for the remediation of any remaining waste materials (coal tar) at those sites. The sites of five former gas manufacturing plants are located within CILCO's present gas service territory. CILCO previously operated three of the five plants, and of the three sites, it currently owns two. CILCO completed remedial action in 1993, at a cost of $3.3 million, at one of the two owned sites at which it operated a plant. CILCO completed an investigation plan in 1992 to define the extent of contamination for the other owned site at which it formerly operated a plant. The plan has been approved by the Illinois Environmental Protection Agency and CILCO is formulating a risk assessment which will be used to define a remediation plan for the second owned site. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation for the third site where it operated a plant. CILCO does not currently own the two sites at which it did not operate a plant. (See
Part II., Item 1: Legal Proceedings.) Of these two sites, CILCO has no responsibility for remediation at one and has not yet determined if it has responsibility for the other.

CILCO expects to spend approximately $200,000 for site monitoring and feasibility studies in 1994. CILCO has recorded a $4.4 million liability and a corresponding regulatory asset on its balance sheet for coal tar investigation and remediation costs. The $4.4 million represents the minimum amount of the estimated range of such future costs which CILCO expects to incur.

CILCO is presently allowed to recover prudently incurred coal tar remediation costs paid to outside parties pursuant to a rate rider which authorizes recovery over a five-year period. The rate rider does not allow recovery of carrying costs on the unrecovered balance. Coal tar remediation costs incurred through September 1994 have been deferred on the balance sheets, net of amounts recovered from customers. CILCO began recovering remediation costs under its coal tar rider on October 1, 1991, and through September 30, 1994, had recovered approximately $3.9 million. The recoverability of coal tar remediation costs and the method of recovery are presently issues in a case pending before the Illinois Supreme Court in which CILCO and other utilities are parties. Although CILCO cannot predict the outcome of that case, it believes that under existing law and regulatory practices most, or all, of its future coal tar remediation costs will continue to be recoverable from customers and no refunds of previously collected amounts in respect to remediation costs should be required. Therefore, although the total cost to CILCO of any action with respect to the unremediated sites and the possibility of recovering that cost from insurance carriers or any potentially responsible parties cannot now be determined, management believes that such cost will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 5.  ACCOUNTING FOR CERTAIN INVESTMENTS IN MARKETABLE SECURITIES

On January 1, 1994, the Company and CILCO adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). SFAS 115 requires an enterprise to classify debt and equity securities into one of three categories based on its intended use for those securities. It also requires the enterprise to adjust the carrying value of certain owned securities to market value. The statement has not had a material effect on the Company's, or CILCO's, financial position or results of operations.

NOTE 6. RATE MATTERS

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations CILCO - Other Income and Deductions for a discussion of disallowed plant costs, a civil fine and other costs related to CILCO's Springfield, Illinois, gas operations.


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

CILCO, the primary subsidiary, is an electric and gas utility serving customers in central and east central Illinois. ESE is a national environmental consulting and engineering firm serving governmental, industrial, and commercial customers. CIM invests in a diversified portfolio of long-term financial investments which currently include leveraged leases and energy related interests. CDS is presently inactive. CVI is a venture capital company which pursues investment opportunities in new ventures and the expansion of existing ventures in energy services, biotechnology and health care.

CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.
                                    Overview
                                    --------

The Company's earnings per share were $.73 for the quarter ended September
30, 1994, compared to $.98 per share earned during the same period in 1993. This decrease was primarily caused by one-time charges at CILCO to reflect the settlement of legal and regulatory actions related to CILCO's Springfield, Illinois, gas operations (See Part II. Item 1: Legal Proceedings) partially offset by higher net income at ESE & CIM. The Company's earnings per share were $2.01 for the nine months ended September 30, 1994, and 1993. Higher earnings by ESE and Other Businesses, lower interest expense and lower preferred dividends helped offset the one-time charges at CILCO during the nine months ended September 30, 1994.

The following table summarizes the components of net income for the three months and nine months ended September 30, 1994 and 1993 (see Results of Operations for further discussion):

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                      1994      1993        1994        1993
                                                 (in thousands)
   CILCO
      Electric Operating Income      $20,131   $20,677   $ 41,561     $40,682
      Gas Operating Income (Loss)     (1,904)     (822)     4,877       7,509
                                     -------   -------   --------     -------
         Utility Operating Income     18,227    19,855     46,438      48,191
      Other Deductions and Interest
        Expense                       (9,241)   (5,803)   (19,780)    (16,974)
      CILCO Preferred Stock Dividends   (761)   (1,121)    (2,190)     (3,342)
                                     -------   -------   --------     -------
         Total Utility Net Income    $ 8,225   $12,931   $ 24,468     $27,875

   ESE Net Income (Loss)                 967      (184)     1,444      (1,190)
                                     -------   -------   --------     -------
         Core Businesses' Income       9,192    12,747     25,912      26,685
   Other Businesses' Net
     Income (Loss)                       378      (102)       300        (698)
                                     -------   -------   --------     -------
   Consolidated Net Income
     Available to Common Shareholders$ 9,570   $12,645    $26,212     $25,987
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

Short-term borrowing capability is available to the Company for additional cash requirements. On September 30, 1994, CILCORP had committed bank lines of credit of $40 million, of which $28.1 million was outstanding. During
October 1994, CILCORP's Board of Directors authorized an increase in CILCORP's short-term borrowing limit from $40 million to $50 million. CILCORP is in the process of increasing its committed bank lines of credit to $50 million.

Depending on market conditions, the Company may choose to issue new shares of common stock through the CILCO Employees' Savings Plan (ESP) and the CILCORP Automatic Reinvestment and Stock purchase Plan (DRIP) or to have the plans purchase CILCORP stock on the open market. However, the Company may not change its strategy more frequently than every three months. From December 1993 through March 1994, CILCORP issued to the plans 126,475 shares of common stock for $4.7 million. In March, the Company suspended issuance of common stock to the ESP and DRIP. The requirements of the plans are now being met through open market purchases. The proceeds from newly issued stock were used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO, and for other corporate purposes.

To date, the Company has issued $26 million of unsecured medium-term notes under its $75 million private medium-term note program. The Company may issue additional notes during 1994-1997 under this program to retire maturing debt of CILCORP Lease Management Inc. (CLM), a wholly-owned subsidiary of CIM, and to provide funds for other corporate purposes. Moody's Investors Service lowered its rating on CILCORP's medium-term notes to A1 from Aa3 on September 19, 1994.

CILCO

Capital expenditures totaled $60 million for the nine-month period ended September 30, 1994. Capital expenditures are anticipated to be approximately $27 million for the remainder of 1994, including $870,000 to retire and replace portions of CILCO's gas cast iron main system and $6 million to replace CILCO's Customer Information System (CIS). CILCO expects to replace the remaining cast iron main in its gas system by 2001 at an estimated total cost of $48 million. CILCO expects to complete the CIS project in 1995 at a total cost of $13 million. CILCO will finance its 1994 capital requirements with funds provided by operating activities and issuance of secured debt. Capital expenditures for the years 1995 and 1996 are estimated to be $70 million and $78 million, respectively.

On December 17, 1993, CILCORP announced an agreement with Midwest Grain Products, Inc. (MWG), one of CILCO's largest customers, to develop a gas-fired cogeneration plant. The plant will provide steam heat service to MWG's Pekin, Illinois, facility and also will generate electricity. In May 1994, after the Illinois Commerce Commission (ICC) approved the facility as a least-cost generation alternative, CILCO paid CILCORP Development Services Inc. (CDS) $2.8 million for all expenditures incurred for the project plus a return on CDS's investment. CILCO will complete construction of the steam boilers and other equipment in 1994. In early 1995, a 20 megawatt turbine generator and related equipment will be installed; the plant will begin generating electricity by mid-1995. The project is on schedule, but its cost has increased by approximately $900,000 due to the relocation of the building site, higher turbine/generator costs, and the inability to reuse components of the existing MWG water treatment system. The revised $17.8 million cost of the facility is included in CILCO's capital expenditures discussed above. As of September 30, 1994, approximately $9.6 million had been spent on the project.

On October 5, 1994, CILCO obtained ICC approval to issue not more than $65 million of secured medium-term notes and not more than $25 million of pollution control bonds. CILCO filed a shelf registration statement with the Securities and Exchange Commission for the $65 million of secured medium-term notes on November 3, 1994. CILCO plans to sell approximately
$29 million of medium-term notes to finance its construction activities, including the MWG project, CIS project, gas cast iron main replacement program, and for other corporate needs. CILCO intends to issue the remaining $36 million of secured medium-term notes to retire outstanding long-term debt as it matures in 1996 and 1997. CILCO expects to issue $18 million of pollution control bonds in 1996 to finance the construction of new solid waste disposal facilities at CILCO's Duck Creek generating station. The timing and use of the remaining $7 million of pollution control bonds has not yet been determined.

CILCO currently has outstanding $25 million of Flexible Auction Rate Class A preferred stock, without par value. The current annualized dividend rate is 4.00%. Quarterly dividend rates will vary based upon the results of auctions held each quarter.

At September 30, 1994, CILCO had bank lines of credit, aggregating $30.4 million, which are used to support CILCO's issuance of commercial paper.
CILCO had $11.2 million of commercial paper outstanding at September 30, 1994, and expects to issue commercial paper periodically throughout the remainder of 1994.

ESE

For the nine months ended September 30, 1994, ESE's expenditures for capital additions and improvements were approximately $3.1 million. Capital expenditures for the remainder of 1994 are expected to be approximately $1.9 million. ESE's working capital increased approximately $2.8 million during the nine months ended September 30, 1994.

At September 30, 1994, ESE had borrowed $24.6 million from the Holding Company, an increase of $3.7 million from December 31, 1993. On September 7, 1994, ESE added $2 million to its line of credit used to collateralize its performance bonds, increasing this line of credit to $7 million. At September 30, 1994, $4.1 million of this line had been used. In addition, ESE eliminated a $1 million working capital line of credit. ESE expects to finance its capital expenditures and working capital needs during the remainder of 1994 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

                             Results of Operations

The results of operations of CILCO, ESE, and Other Businesses for the three months and nine months ended September 30, 1994, compared to the three months and nine months ended September 30, 1993, are discussed below.
CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended September 30, 1994 and 1993:

Components of CILCO Electric         Three Months Ended     Nine Months Ended
Operating Income                       September 30,          September 30,
                                        1994       1993      1994       1993
                                                   (In thousands)
Revenue:
  Electric retail                    $91,704    $93,108   $236,799   $231,017
  Sales for resale                     1,045      1,316      7,691      2,643
                                     -------    -------   --------   --------
    Total revenue                     92,749     94,424    244,490    233,660
                                     -------    -------   --------   --------

Cost of Sales:
  Cost of fuel                        25,071     25,184     75,640     68,198
  Purchased power                      2,494      2,404      6,199      6,724
  Revenue taxes                        4,109      3,889     10,083      9,612
                                     -------    -------   --------   --------
    Total cost of sales               31,674     31,477     91,922     84,534
                                     -------    -------   --------   --------
      Gross margin                    61,075     62,947    152,568    149,126
                                     -------    -------   --------   --------
Operating Expenses:
  Other operation and maintenance     18,825     19,616     56,759     56,023
  Depreciation and amortization        9,888      9,603     29,663     28,851
  Income and other taxes              12,231     13,051     24,585     23,570
                                     -------    -------   --------   --------
    Total operating expenses          40,944     42,270    111,007    108,444
                                     -------    -------   --------   --------
    Electric operating income        $20,131    $20,677   $ 41,561   $ 40,682
                                     =======    =======   ========   ========

Electric gross margin decreased 3% for the quarter ended September 30, 1994, compared to the same period in 1993. The decrease for the quarter was primarily due to a 7% decrease in residential kilowatt hour (Kwh) sales. The decrease in higher margin residential sales for the quarter was primarily due to cooler weather. Cooling degree days for the quarter were 9% lower than 1993 and 5% lower than normal. A 4% increase in commercial and industrial sales due to an increased number of commercial customers and higher demand by several large industrial customers partially offset the decrease in residential sales. Overall retail sales were unchanged for the quarter ended September 30, 1994, compared to the corresponding 1993 period. CILCO set a new all-time system peak demand of 1,137,000 Kwh on July 5, 1994.

Electric gross margin increased 2% for the nine months ended September 30, 1994, compared to the same period in 1993. The increase was primarily due to an increase in retail sales of 3% for the nine months ended September 30, 1994, compared to the same period in 1993. Residential sales increased slightly, while commercial and industrial sales increased 5% and 4%, respectively, for the nine months ended September 30, 1994, compared to 1993. The increase in residential sales was primarily due to warmer weather. The increase in commercial sales resulted from an increased number of commercial customers and warmer weather. Cooling degree days were 3% higher for the nine months ended September 30, 1994, compared to the same period in 1993 and 4% higher than normal. Industrial sales increased due to higher demand from several large industrial customers.

CILCO's largest customer is Caterpillar. On June 20, 1994, Caterpillar employees represented by the United Auto Workers began a strike at Caterpillar facilities in CILCO's service territory. Caterpillar management has publicly stated that it will continue to operate its plants to meet the demand for its products. To date, the strike has not had an adverse effect on CILCO's sales to Caterpillar. CILCO management cannot predict what, if any, impact a prolonged strike at Caterpillar will have on CILCO's future revenues or earnings.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may ultimately be affected by increased competition in the electric utility industry (see Part II. Item 5: Electric Competition).

Energy sales to other utilities decreased for the quarter and increased for the nine months ended September 30, 1994, respectively. Sales decreased for the quarter due to insufficient capacity to sell power and lower demand from neighboring utilities. The increase in energy sales for the nine months ended September 30, 1994 resulted from greater demand for electricity from neighboring utilities. Sales for resale vary based on energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects competition to continue to increase in the sales for resale and purchased power market due to certain provisions of the Energy Policy Act of 1992.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel remained relatively constant for the quarter and increased 11% for the nine months ended September 30, 1994, compared to the same periods in 1993. The increase for the nine months ended September 30, 1994, was primarily due to increased electric generation to meet greater demand for electricity from other utilities (sales for resale) and from CILCO's retail customers.

Purchased power increased for the quarter and decreased for the nine months ended September 30, 1994, compared to the same periods in 1993. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so or when required to meet CILCO power requirements, such as during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed on to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases and decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 4% for the quarter ended September 30, 1994, compared to the same period in 1993. The decrease for the third quarter was primarily due to decreases in power plant operating and maintenance expenses, overhead line expenses, injury and damage claims, and decreased other post employment benefit (OPEB) costs resulting from revised actuarial assumptions. The decrease for the quarter was offset by increased employee benefit costs, including costs resulting from the implementation of SFAS 112 (see Part I. Item 1: Note 2 Postemployment Benefits Other Than Pensions and Health Care Costs) and expenses related to the development of the new CIS system (see Capital Resources and Liquidity).

Other operation and maintenance expenses increased slightly for the nine months ended September 30, 1994, compared to 1993. The increases were primarily due to increased employee benefit costs, including costs resulting from the implementation of SFAS 112 (see Part I. Item 1: Note 2 Postemployment Benefits Other than Pensions and Health Care Costs), development costs of the CIS system, and power plant operating expenses. These increases were partially offset by reduced OPEB costs resulting from revised actuarial assumptions, decreased expenses for overhead lines, and lower injury and damage claims.

Depreciation and amortization expense increased slightly in 1994 compared to 1993, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense changed for the quarter and nine months ended September 30, 1994, due to changes in pre-tax operating income compared to 1993.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 1994 and 1993:

Components of Gas                    Three Months Ended     Nine Months Ended
Operating Income                       September 30,           September 30,
                                      1994         1993       1994       1993
                                                    (In thousands)
Revenue:
  Sale of gas                         $13,345    $13,467   $103,193   $ 96,677
  Transportation services               2,048      1,909      7,350      6,881
                                      -------    -------   --------   --------
    Total revenue                      15,393     15,376    110,543    103,558
                                      -------    -------   --------   --------

Cost of Sales:
  Cost of gas                           5,712      5,462     60,071     53,375
  Revenue taxes                           699        547      5,697      5,268
                                      -------    -------   --------   --------
    Total cost of sales                 6,411      6,009     65,768     58,643
                                      -------    -------   --------   --------
      Gross margin                      8,982      9,367     44,775     44,915
                                      -------    -------   --------   --------

Operating Expenses:
  Other operation and maintenance       8,445      7,663     25,507     23,310
  Depreciation and amortization         3,964      3,654     11,843     10,959
  Income and other taxes               (1,523)    (1,128)     2,548      3,137
                                      -------    -------   --------   --------

    Total operating expenses           10,886     10,189     39,898     37,406
                                      -------    -------   --------   --------
    Gas operating (loss) income       $(1,904)   $  (822)  $  4,877   $  7,509
                                      =======    =======   ========   ========


Gas gross margin decreased 4% for the quarter and decreased slightly for the nine months ended September 30, 1994, compared to the same periods in 1993. These changes in gross margin were primarily due to changes in residential sales for these periods compared to the same periods in 1993. Residential sales decreased 4% for the quarter and increased slightly for the nine months ended September 30, 1994, compared to 1993. Heating degree days decreased 43% for the quarter and remained relatively constant for the nine months ended September 30, 1994, compared to the same periods in 1993. Commercial sales increased 6% for both the quarter and nine months ended September 30, 1994, compared to 1993 mainly due to an increase in the number of commercial customers.

Revenue from retail sales decreased 2% while sales volumes increased 1% for the third quarter of 1994 compared to 1993. The increased sales volumes were mainly from classes of customers that have lower profit margins. As a result, the change in gross margin was not proportional to the change in sales volume. Retail sales revenue increased 6% and sales volumes increased 2% for the nine months ended September 30, 1994, compared to the same period in 1993. The change in revenue was not proportional to the change in volume due to higher purchased gas adjustment (PGA) factors in 1994. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales.

Revenue from gas transportation services increased 7% for the quarter and nine months ended September 30, 1994, while transportation volumes increased 26% and 13% for the quarter and nine months ended September 30, 1994, respectively, when compared to the same periods in 1993. Revenue increased primarily due to increased purchases of gas by industrial transportation customers from suppliers other than CILCO. The increase in revenue was not proportional to the increase in volume because certain large volume transportation customers who can negotiate lower unit charges for service accounted for most of the increase in transportation volumes.

The cost of gas increased 5% and 13% for the quarter and nine months ended September 30, 1994, respectively. The increase for the quarter was primarily due to higher PGA factors, partially offset by lower natural gas prices. The increase for the nine months ended September 30, 1994, was due to increased sales and higher PGA factors, partially offset by lower natural gas prices.

Other operation and maintenance expenses increased 10% for the quarter and nine months ended September 30, 1994, compared to the same periods in 1993. The increases were primarily due to increased regulatory costs associated with CILCO's pending rate case and higher employee benefit costs. Implementation of SFAS 112 (see Part I. Item 1: Note 2. Postemployment Benefits Other Than Pensions and Health Care Costs) contributed to the increase in employee benefit costs. Decreased gas maintenance expenses resulting from the completion of repairs to the Springfield gas distribution system in 1993 (See
Part II. Item 1: Legal Proceedings) and decreased OPEB costs resulting from revised actuarial assumptions partially offset the increases.

Depreciation and amortization expense increased, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense decreased for the quarter and nine months ended September 30, 1994, due to lower pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions for the three months and nine months ended September 30, 1994 and 1993:

  Components of Other Income and    Three Months Ended    Nine Months Ended
  Deductions and Interest Expense     September 30,          September 30,
                                     1994        1993      1994       1993
                                                 (In thousands)

  Net interest expense              $(5,362)  $(5,786)   $(15,442) $(16,910)
  Income taxes                          496       680       1,166     1,780
  Disallowed plant cost              (4,636)        -      (4,636)        -
  Income tax reduction for
    disallowed plant cost             1,840         -       1,840         -
  Other                              (1,579)     (697)     (2,708)   (1,844)
                                    -------   --------   --------  ---------
     Other income (deductions)      $(9,241)  $(5,803)   $(19,780) $(16,974)
                                    =======   ========   ========  =========

Interest expense decreased for the quarter and nine months ended September 30, 1994, compared to the same periods in 1993 due to lower interest rates resulting from bonds refinanced in 1993. Disallowed plant costs and related income taxes resulting from CILCO's acceptance of the ICC staff adjustments in CILCO's pending rate case significantly reduced CILCO's income. (See Part II.
Item 5. Gas Rate Increase Request.) The civil fine and other costs CILCO agreed to pay as a result of the U. S. Department of Justice and U. S. Department of Transportation investigations also contributed to the increase in other deductions for the quarter and nine months ended September 30, 1994, compared to the same periods in 1993. (See Part II. Item 1. Legal Proceedings.)

ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months and nine months ended September 30, 1994 and 1993:

                                   Three Months Ended      Nine Months Ended
Components of ESE Income             September 30,             September 30,
                                    1994         1993       1994       1993
                                               (In thousands)
Environmental and engineering
  services revenue                $35,204      $30,631     $98,420    $89,928
Direct non-labor costs             14,496       10,601      38,214     30,203
                                  -------      -------     -------    -------
     Net Revenues                  20,708       20,030      60,206     59,725
                                  -------      -------     -------    -------

Expenses:
     Direct salaries and
         other operating costs     10,121        9,734      29,513     29,895
     General & administrative       7,036        8,166      22,371     25,234
     Depreciation & Amortization    1,472        1,613       4,421      4,541
                                  -------      -------     -------    -------
                                   18,629       19,513      56,305     59,670
                                  -------      -------     -------    -------
Interest expense                      594          441       1,396      1,282
                                  -------      -------     -------    -------
Income (loss) before income taxes   1,485           76       2,505     (1,227)
     Income taxes                     518          260       1,061        (37)
                                  -------      -------     -------    -------
         ESE net income (loss)    $   967      $  (184)    $ 1,444    $(1,190)
                                  =======      =======     =======    =======


ESE's results have fluctuated from quarter to quarter since its acquisition in 1990. Factors influencing such variations include project delays, which may be due to a variety of factors including delays in projects caused by regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time ESE professionals have in the field; and the initial training of new professionals. Accordingly, results for any one quarter are not necessarily indicative of results for any other quarter or for the year.

Net revenues increased for the quarter and nine months ended September 30, 1994, when compared to the same periods in 1993. The net revenue increase in the third quarter of 1994 resulted from higher demand for both laboratory and consulting services. The net revenue increase for the nine months ended September 30, 1994, was primarily due to increased demand for laboratory services.

ESE incurs substantial direct project costs from the use of subcontractors on projects. These costs are passed directly through to ESE's clients. As a result, ESE measures its operating performance on the basis of net revenues, which are determined by deducting such direct project costs from gross revenues.

General and administrative expenses decreased by 14%, and 12%, for the quarter and nine months ended September 30, 1994, respectively, when compared to the same periods in 1993. The decrease was primarily due to lower salary expense and lower medical costs. Depreciation and amortization decreased by 9%, and 3%, respectively, for the quarter and nine months ended September 30, 1994, when compared to the same periods in 1993. This decrease principally resulted from the termination of several capital leases in the third quarter of 1994.

Interest expense increased during the third quarter and the nine months ended September 30, 1994, compared to the same periods in 1993. This was primarily due to higher interest rates and increased short-term borrowing during 1994.

The increase in income tax expense is a result of higher taxable income.

Other Businesses' Operations

The following table summarizes the components of Other Businesses' income
(loss) for the three months and nine months ended September 30, 1994 and 1993.

                                        Three Months Ended   Nine Months Ended
   Components of Other Businesses'        September 30,         September 30,
             Net Income                   1994       1993        1994       1993
                                                       (In thousands)
     Revenue:
       Other revenue                    $2,508      $1,258      $6,983     $4,924

     Expenses:
       Operating expenses                1,131         543       3,792      1,843
       Depreciation and amortization        58          43         154        132
       Interest expense                  1,198         646       2,751      2,121
       Income and other taxes             (257)         68         (14)     1,363
       Minority interest                     0          60           0        163
                                        ------      ------      ------     ------
          Total expenses                 2,130       1,360       6,683      5,622
                                        ------      ------      ------     ------
          Other Businesses' net
            income (loss)               $  378      $ (102)     $  300     $ (698)
                                        ======      ======      ======     ======


Other revenue increased during the quarter and nine months ended September 30, 1994, as compared to the same periods in 1993 due primarily to the sale of Tucson Electric Power Company (TEP) stock, additional revenues from new leveraged lease investments made by CIM subsidiaries in late 1993, and revenues generated by a new CVI subsidiary. (See Part II, Item 5, Other Events). In addition, year-to-date revenue includes a fee paid by CILCO to CDS related to the construction of the Midwest Grain cogeneration plant (See Capital Resources and Liquidity, CILCO). CILCO will capitalize the fee as part of its utility plant in service when the project is completed.

Operating expenses increased at the Holding Company due to several one-time charges, including termination of a lease at an ESE facility that ESE no longer plans to use. The lease was entered into during negotiations which led to CILCORP's 1990 acquisition of ESE.

Interest expense increased for the quarter and nine months ended September 30, 1994, as compared to the same periods in 1993 due to higher short-term borrowings at the Holding Company and increased interest rates.

Income and other taxes declined in 1994 because 1993 taxes included amounts related to a reserve for potential income taxes if the Company's position regarding the depreciable life of the Springerville Unit No. 1 generating station had not been ultimately upheld by the Internal Revenue Service. The Springerville tax dispute was favorably settled during the fourth quarter of 1993. Income tax expense also declined in the third quarter of 1994 due to the settlement of several issues unrelated to Springerville Unit No. 1.

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

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise disclosed in this section, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position of the Company or are adequately covered by
(i) insurance, (ii) contractual or statutory indemnification, or (iii) reserves for potential losses.

CILCO

After a significant number of leaks was detected in the Springfield, Illinois, cast iron gas distribution system in mid-1992, CILCO began a detailed examination of its Springfield gas distribution system and related operating practices and procedures. The objective of this examination was to detect and repair gas main leaks and to identify and correct any operating deficiencies. This project was substantially completed by September 30, 1993. (See Part I.
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations).

In September 1992, the ICC staff began an informal review of CILCO's Springfield gas operations and recordkeeping practices. Subsequently, at the request of the ICC, the U.S. Department of Transportation (DOT) and the U.S. Department of Justice (DOJ) conducted investigations focused principally on CILCO's Springfield gas operations. On September 16, 1994, CILCO entered into a federal court civil consent decree with the DOJ which concluded the investigation of CILCO's Springfield gas operations by the DOJ and the DOT.
In the consent decree, CILCO agreed to pay an $844,000 civil fine to the United States and agreed to reimburse the ICC, DOT and DOJ, $156,000 for the cost of their investigations. CILCO also agreed to underwrite the reasonable expense of an outside expert selected by the ICC to examine its gas operations manuals and systems to ensure that they are in compliance with all applicable statutes and regulations. CILCO will continue to cooperate with the DOJ in its investigation and prosecution of any individuals who may be responsible for willful violations of any applicable statutes or regulations.

In early August 1994, CILCO accepted adjustments recommended by the ICC staff in CILCO's pending gas rate proceeding which resulted in a net disallowance from CILCO's gas rate base of approximately $4.6 million of investment in CILCO's Springfield cast iron renewal project. (See Part II. Item 5. Gas Rate Increase Request.) CILCO's acceptance of the recommended disallowance was part of the settlement with the DOJ. The disallowance, civil fine, and reimbursement of investigation costs discussed above resulted in a $3.7 million after-tax charge against CILCO's third quarter net income.

As a result of this settlement, the DOJ has agreed not to seek any additional civil or criminal penalties from CILCO or CILCORP. The ICC staff has also agreed not to seek any additional enforcement penalties from CILCO or CILCORP arising from this investigation.

On July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by a subsequent owner, Vector-Springfield Properties, Ltd., seeking damages related to a gas manufacturing plant which was never operated by CILCO. (See Note 4. Contingencies.) The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses, and diminution of market value. CILCO intends to vigorously defend these claims. Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

ESE

At the request of the South Carolina Department of Health and Environmental Control ("DHEC"), the DOJ initiated an investigation into an alleged record-keeping violation at an office operated by ESE in Greenville, South Carolina. DHEC is also continuing its investigation. The office was closed in May 1993. Although the investigation could potentially lead to civil penalties and certain sanctions, some of which could include disqualification from certain contracts, ESE has been informed that the DOJ intends to transfer this matter to the Attorney General of South Carolina for disposition as a civil matter. Management cannot currently determine the outcome of this disposition but does not believe it will have a material adverse impact on the Company's financial position or results of operations.

Item 5:  Other Information

CILCO ELECTRIC COMPETITION

On April 20, 1994, the ICC adopted a "resolution recognizing the need for an examination of changes in the structure of the electric energy industry." The ICC has indicated a broad-based and open examination of the purposes behind current utility laws and regulations in Illinois will be undertaken to determine whether or not these laws and regulations should be modified in light of the expanding presence of competitive market components within the electric energy industry. CILCO is participating in these proceedings. The work product resulting from these activities will be provided to the ICC and the Illinois legislature for educational and planning purposes. The potential outcome of these activities is unknown and highly speculative at this time.

With growing competition in the electric utility industry, CILCO's largest customers may have increased opportunities to select their electric supplier. CILCO has entered into contracts, ranging from five to eight years, with various industrial customers to exclusively supply them with their electric power requirements at prices consistent with current rates. Based on CILCO's 1993 total retail Kwh sales, these contracts are projected to account for approximately 16% of CILCO's 1994 total retail Kwh sales.

CILCO GAS RATE INCREASE REQUEST

On January 14, 1994, CILCO filed a request with the ICC to increase gas base rates to reflect both the current costs of providing gas service and its additional investment in the gas system, including the replacement of certain portions of the Springfield gas distribution system (see Part II. Item 1:
Legal Proceedings). The proposed rates are designed to increase annual base rate gas revenues by approximately $14.2 million net of tax, or 8.9%, based upon an adjusted test year ended December 31, 1995. The filing requested a 9.4% return on original cost rate base and a 12.0% return on common equity. CILCO has filed additional testimony which supports a 9.6% return on original cost rate base and a 12.5% return on common equity due to subsequent increases in interest rates which result in an increase in capital costs.

The ICC staff submitted testimony which, among other things, recommended adjustments resulting in a net disallowance from CILCO's gas rate base of approximately $4.6 million of investment in the Springfield cast iron renewal project. In early August 1994, CILCO accepted these adjustments. Statement of Financial Accounting Standards No. 90, "Regulated Enterprises - Accounting for Abandonments and Disallowances of Plant Costs," requires CILCO to recognize an expense equal to the amount excluded from rate base in the year the disallowance becomes probable, less applicable income taxes. CILCO recorded a one-time, after-tax charge against third quarter 1994 net income of approximately $2.8 million to reflect the accepted portion of the rate base disallowance. (See Part II. Item 1. Legal Proceedings.)

On October 13, 1994, the ICC hearing examiners issued a proposed order in the gas rate case which recommended an $11.2 million increase in base rate revenues. The proposal reflected an 11.9% return on common equity and a 9.3% return on rate base. The ICC staff and certain intervenors, including the Citizens Utility Board and the City of Springfield, have requested adjustments and disallowances in addition to those included in the proposed order. The ICC has scheduled oral arguments for November 21, 1994, in Springfield. Management cannot predict the ultimate outcome of CILCO's rate filing. A decision from the ICC is expected in early December 1994.

CILCO ELECTRIC PRODUCTION

On April 26, 1994, the United States Environmental Protection Agency (USEPA) issued a Notice of Violation (NOV) to CILCO. The NOV states that opacity emission limit violations occurred throughout 1993 at E. D. Edwards Station for two coal-fired boilers. The NOV was issued pursuant to Section 113(a)(1) of the Clean Air Act. On May 24, 1994, a conference was held with USEPA representatives to discuss the NOV. CILCO has provided additional information in support of its position that the emissions did not exceed acceptable opacity limits. CILCO received a draft consent order from the USEPA on November 3, 1994, and is currently reviewing that draft. Management cannot currently determine the outcome of any actions related to the alleged violations, but does not believe they will have a material adverse impact on CILCO's financial position or results of operations.

CILCO SALE OF R. S. WALLACE STATION

On September 9, 1994, RDC Development Corporation entered into a contract to purchase the R. S. Wallace Station, a retired electric generating plant, and approximately 95 acres of adjoining land for $7 million. Various significant terms and conditions, including ICC approval of the sale and the regulatory treatment of the proceeds, must be satisfied in order for the sale to be completed.

ESE NEW SUBSIDIARY

ESE formed a 100% wholly-owned subsidiary on September 26, 1994, to acquire environmentally-impaired real estate, perform cleanup work and then sell the real estate. ESE's initial equity investment in the subsidiary is $2.1 million.

CVI NEW SUBSIDIARY

On April 11, 1994, CVI formed a 100% wholly-owned subsidiary, CILCORP Energy Services Inc. (CESI). Total equity invested as of September 30, 1994, was $500,000. The entity was formed to provide energy related services and
consumer products.   The revenues and expenses incurred are included in Other
Businesses' Results of Operations.

CIM TEP STOCK DISPOSITION

As part of the 1992 restructuring of the Springerville Unit No. 1 lease, CLM received approximately 1.2 million shares of TEP common stock and warrants to purchase approximately 895,000 additional shares. During 1993, CLM sold one million shares. By September 30, 1994, CLM had sold all of its remaining TEP stock. In October 1994, CLM sold all of its TEP warrants.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

    (12) Central Illinois Light Company Computation of Ratios of Earnings to Fixed Charges

         In accordance with Item 601(c)(1) of Regulation S-K, the following exhibits are included only in electronically filed copies of Form 10-Q CILCO and CILCORP Inc.

    (27a)CILCORP Financial Data Schedule
    (27b)Central Illinois Light Company Financial Data Schedule

(b) Reports on Form 8-K

    A combined form 8-K was filed on September 16, 1994, to disclose a settlement with the DOJ that concluded the investigation of CILCO's Springfield, Illinois, gas operations by the DOJ and the DOT.

                                    SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CILCORP Inc.
                                                  (Registrant)



Date  November 2, 1994                            R. O. Viets
                                                  R. O. Viets
                                                 President and
                                             Chief Executive Officer


Date  November 2, 1994                         T. D. Hutchinson
                                               T. D. Hutchinson
                                                  Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CENTRAL ILLINOIS LIGHT COMPANY
                                               (Registrant)



Date November 10, 1994                       T. S. Romanowski
                                             T. S. Romanowski
                                         Vice President and Chief
                                             Financial Officer




Date November 10, 1994                       R. L. Beetschen
                                             R. L. Beetschen
                                          Controller and Manager
                                            of Accounting

                               CENTRAL ILLINOIS LIGHT COMPANY
                              Computation of Ratio of Earnings
                                      to Fixed Charges


                                                         Twelve Months Ended
                               September 30,                  December 31,
                                      1994    1993       1992       1991     1990      1989
                                                 (Thousands of Dollars)
Earnings, as defined:
  Net Income                        $33,118  $37,678   $35,636   $44,231   $40,966   $44,430
  Income Taxes                       19,193   20,368    17,723    22,329    20,500    22,179
  Fixed Charges, as below            24,911   26,335    25,130    24,295    24,095    24,540
                                    -------  -------   -------   -------   -------   -------
    Total Earnings, as defined      $77,222  $84,381   $78,489   $90,855   $85,561   $91,149
                                    -------  -------   -------   -------   -------   -------
Fixed Charges, as defined:
  Interest on COLI                  $ 1,861  $ 1,434   $   930   $   870   $   868   $   798
  Interest on Short-Term Debt           269      592       180         0         0         0
  Interest on Long-Term Debt         19,231   19,753    20,747    21,285    21,399    21,968
  Amortization of Debt Discount
    & Expense and Premium               682      624       410        96        97       107
  Miscellaneous Interest Expense        865    1,485     2,448     1,591     1,320     1,205
  Interest Portion of Rentals         2,003    2,447       415       453       411       462
                                    -------  -------   -------   -------   -------   -------
    Total Fixed Charges,
      as defined                    $24,911  $26,335   $25,130   $24,295   $24,095   $24,540
                                    =======  =======   =======   =======   =======   =======

Ratio of Earnings to Fixed Charges     3.10     3.20      3.12      3.74      3.55      3.71
                                       ====     ====      ====      ====      ====      ====
