Form 10-Q
period 1995-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1995-05-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 			     Washington, DC  20549
                         				   FORM 10-Q

      	     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
		              OF THE SECURITIES EXCHANGE ACT OF 1934
           		 For the Quarterly period ended March 31, 1995

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

CILCORP Inc.          Common stock, no par value,
             		       shares outstanding at April 28, 1995      13,072,351

CENTRAL ILLINOIS LIGHT COMPANY
		                    Common stock, no par value,
            		        shares outstanding and privately
          		          held by CILCORP Inc. at April 28, 1995    13,563,871



                     			      CILCORP INC.
                             				 AND
            		      CENTRAL ILLINOIS LIGHT COMPANY
        	     FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995
                               	INDEX


PART I. FINANCIAL INFORMATION
                                                 							      Page No.
Item 1: Financial Statements

 	      CILCORP INC.
	         	Consolidated Balance Sheets                          3-4
         		Consolidated Statements of Income                     5
         		Consolidated Statements of Cash Flows                6-7

	      CENTRAL ILLINOIS LIGHT COMPANY
		         Consolidated Balance Sheets                          8-9
         		Consolidated Statements of Income                    10
         		Consolidated Statements of Cash Flows               11-12

	      Notes to Consolidated Financial Statements
	      CILCORP Inc. and Central Illinois Light Company         13-15

Item 2: Management's Discussion and Analysis of Financial
       		Condition and Results of Operations
       		CILCORP Inc. and Central Illinois Light Company       16-24

PART II.        OTHER INFORMATION

Item 1: Legal Proceedings                                        25

Item 4: Submission of Matters to a Vote of Security Holders      26

Item 5: Other Information                                       26-28

Item 6: Exhibits and Reports on Form 8-K                         28

Signatures                                                      29-30

                           CILCORP INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                 (In thousands)

						                                              March 31,      December 31,
                                               							  1995            1994
ASSETS                                             (Unaudited)
Current assets:
Cash and temporary cash investments                $    1,327        $    1,604
Receivables, less reserves of $2,632 and $2,291        65,866            55,779
Accrued unbilled revenue                               34,444            40,474
Fuel, at average cost                                  15,416            14,765
Materials and supplies, at average cost                16,513            16,731
Gas in underground storage, at average cost             6,073            17,484
Prepayments and other                                  12,722            12,402
                                          						   ----------        ----------
Total current assets                                  152,361           159,239
                                          						   ----------        ----------
Investments and other property:
Investment in leveraged leases                        122,554           120,961
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $28,831                                              2,093            1,637
Other investments                                       3,415            3,790
                                          						   ----------       ----------
Total investments and other property                  128,062          126,388
                                          						   ----------       ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                         1,098,737        1,092,382
   Gas                                                360,917          355,270
                                          						   ----------       ----------
                                          						    1,459,654        1,447,652
Less - accumulated provision for depreciation         663,422          653,571
                                          						   ----------       ----------
                                          						      796,232          794,081
Construction work in progress                          70,658           71,105
Plant acquisition adjustments, being amortized
   to 1999                                              3,177            3,355
Other, net of depreciation                             23,551           23,152
                                          						   ----------       ----------
Total property, plant and equipment                   893,618          891,693
                                          						   ----------       ----------
Other assets:
Prepaid pension expense                                13,044           13,423
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $3,765 and $3,589                                   24,372           24,548
Other                                                  20,771           23,093
                                           					   ----------       ----------
     Total other assets                                58,187           61,064
                                          						   ----------       ----------
     Total assets                                  $1,232,228       $1,238,384
                                            				   ==========       ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                               CILCORP INC. AND SUBSIDIARIES
                               Consolidated Balance Sheets
                                      (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY                    March 31,     December 31,
                                                    					  1995            1994
                                          						       (Unaudited)
Current liabilities:
Current portion of long-term debt                     $   19,195      $   21,200
Notes payable                                             45,600          29,400
Accounts payable                                          36,001          51,952
Accrued taxes                                             14,986           7,729
Accrued interest                                           4,757           9,024
Purchased gas adjustment over-recoveries                   3,752           2,142
Other                                                     18,347          16,557
                                          						      ----------      ----------
     Total current liabilities                           142,638         138,004
                                          						      ----------      ----------
Long-term debt                                           310,694         326,695
                                          						      ----------      ----------
Deferred credits and other liabilities:
Deferred income taxes                                    246,796         246,815
Net regulatory liability of regulated subsidiary          58,923          59,997
Deferred investment tax credit                            25,754          26,178
Customers' advances for construction and other            31,866          29,860
                                          						       ---------      ----------
     Total deferred credits                              363,339         362,850

Preferred stock of subsidiary                             66,120          66,120
Stockholders' equity:
Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,071,488 and
   13,035,756 shares                                     169,253         167,987
Retained earnings                                        180,184         176,728
                                          						      ----------      ----------
     Total stockholders' equity                          349,437         344,715
                                          						      ----------      ----------

     Total liabilities and stockholders' equity       $1,232,228      $1,238,384
                                          						      ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                           CILCORP INC. AND SUBSIDIARIES
                         Consolidated Statements of Income
                                 (In thousands)*
                                   (Unaudited)


                                           					      Three Months Ended
                                                  						   March 31,
                                           					       1995         1994
Revenue:
Electric                                      $74,345      $ 73,707
Gas                                            58,882        71,679
Environmental and engineering
   services                                    34,674        29,384
Other businesses                                2,686         2,666
					                                         -------      --------
   Total                                      170,587       177,436

Operating expenses:
Fuel for generation and
   purchased  power                            27,543        27,912
Gas purchased for resale                       29,107        42,946
Other operations and maintenance               59,918        57,054
Depreciation and amortization                  15,816        15,472
Taxes, other than income taxes                 11,119        11,220
                                   					      -------      --------
   Total                                      143,503       154,604

Fixed charges and other:
Interest expense                                7,456         6,516
Preferred stock dividends
   of subsidiary                                  835           703
Allowance for funds used during
   construction                                  (231)          (91)
Other                                             191           127
                                   					      -------       -------
   Total                                        8,251         7,255
                                   					      -------       -------

Income before income taxes                     18,833        15,577
Income taxes                                    7,360         5,876
                                   					      -------       -------
   Net income available for
      common stockholders                     $11,473       $ 9,701
                                    				      =======       =======

Average common shares outstanding              13,045        13,004

   Net income per common share                $   .88       $   .75

   Dividends per common share                 $  .615       $  .615

*Except per share amounts

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

	                                           					      Three Months Ended
                                                 							    March 31,
                                          						       1995            1994
Cash flows from operating activities:
Net income before preferred dividends                 $ 12,308         $ 10,405
                                          						      --------         --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease & investment income                   (1,550)           (1,810)
  Depreciation and amortization                        15,816            15,472
  Deferred income taxes, investment tax credit and
    regulatory liability of subsidiary, net            (1,517)              324
Changes in operating assets and liabilities:
  Increase in accounts receivable and accrued
    unbilled revenue                                  (4,057)              (589)
  Decrease in inventories                             10,978             15,786
  Decrease in accounts payable                       (15,951)           (14,863)
  Increase in accrued taxes                            7,257              6,946
  (Increase) decrease in other assets                  2,703               (205)
  Increase (decrease) in other liabilities             1,152               (189)
                                           					    --------           --------
  Total adjustments                                   14,831             20,872
                                          						    --------           --------
  Net cash provided by operating activities           27,139             31,277
                                          						    --------           --------
Cash flows from investing activities:
Additions to plant                                  (16,790)            (12,416)
Proceeds from sale of long-term investments             500                  --
Other                                                (1,740)               (757)
                                           					   --------            -------
     Net cash used in investing activities          (18,030)            (13,173)
                                          						   --------            -------

Cash flows from financing activities:
Net increase (decrease) in short-term debt           16,200             (12,200)
Repayment of long-term debt                         (18,000)                 --
Common dividends paid                                (8,017)             (8,012)
Preferred dividends paid                               (835)               (703)
Proceeds from issuance of stock                       1,266               2,325
                                          						   --------            --------
     Net cash used in financing activities           (9,386)            (18,590)
                                          						    -------            -------

Net increase (decrease) in cash and temporary cash
  investments                                          (277)               (486)

Cash and temporary cash investments at beginning
  of year                                             1,604               1,440
                                          						    -------             -------

Cash and temporary cash investments at end of
  quarter                                           $ 1,327             $   954
                                           					    =======             ========


Supplemental disclosures of cash flow information:

Cash paid during the period for:

  Interest                                        $ 11,082             $ 11,083

  Income Taxes                                    $  1,179             $     73

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                            CENTRAL ILLINOIS LIGHT COMPANY
                             Consolidated Balance Sheets
                                   (In thousands)

	                                                 						March 31,  December 31,
ASSETS                                                     1995       1994
                                              							  (Unaudited)
Utility plant, at original cost:
  Electric                                             $1,098,737      $1,092,382
  Gas                                                     360,917         355,270
                                          						       ----------      ----------
                                                 							1,459,654       1,447,652
     Less - accumulated provision for depreciation        663,422         653,571
                                          						       ----------      ----------
	                                                 						  796,232         794,081
Construction work in progress                              70,658          71,105
Plant acquisition adjustments, net of
  amortization                                              3,177           3,355
                                          						       ----------      ----------
       Total utility plant                                870,067         868,541
                                           					       ----------      ----------
Other property and investments:
Cash surrender value of company-owned life
  insurance (net of related policy loans of
  $28,831)                                                  2,093           1,637
Other                                                       1,038           1,041
                                          						       ----------      ----------
       Total other property and investments                 3,131           2,678
                                          						       ----------      ----------
Current assets:
Cash and temporary cash investments                           610             629
Receivables, less reserves of $835 and $600                35,058          30,543
Accrued unbilled revenue                                   16,803          22,340
Fuel, at average cost                                      15,416          14,765
Materials and supplies, at average cost                    16,513          16,731
Gas in underground storage, at average cost                 6,073          17,484
Prepaid taxes                                                 286           2,103
Other                                                       8,006           7,217
                                          						       ----------      ----------
      Total current assets                                 98,765         111,812
                                          						       ----------      ----------
Deferred debits:
Unamortized loss on reacquired debt                         6,372           6,486
Unamortized debt expense                                    2,204           2,212
Prepaid pension cost                                       13,044          13,423
Other                                                      11,325          13,957
                                           					       ----------      ----------
      Total deferred debits                                32,945          36,078
                                          						       ----------      ----------
Total assets                                           $1,004,908      $1,019,109
                                          						       ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                                CENTRAL ILLINOIS LIGHT COMPANY
                                  Consolidated Balance Sheets
                                        (In thousands)

	                                          					  March 31,  December 31,
CAPITALIZATION AND LIABILITIES                      1995         1994
                                         						  (Unaudited)
Capitalization:
Common shareholder's equity:
    Common stock, no par value; authorized
     20,000,000 shares; outstanding 13,563,871
     shares                                        $  185,661     $  185,661
    Retained earnings                                 125,355        122,125
                                          						   ----------     ----------
	 Total common shareholder's equity                   311,016        307,786

Preferred stock without mandatory redemption           44,120         44,120
Preferred stock with mandatory redemption              22,000         22,000
Long-term debt                                        262,369        278,359
                                          						   ----------     ----------
	 Total capitalization                                639,505        652,265
                                          						   ----------     ----------

Current liabilities:
Current maturities of long-term debt                   16,000             --
Notes payable                                          20,600         23,400
Accounts payable                                       31,639         47,536
Accrued taxes                                          11,132          6,387
Accrued interest                                        4,792          8,477
Purchased gas adjustment over-recoveries                3,752          2,142
Level payment plan                                      2,372          4,155
Other                                                   7,023          6,809
                                          						   ----------     ----------
	 Total current liabilities                            97,310         98,906
                                            				   ----------     ----------

Deferred liabilities and credits:
Accumulated deferred income taxes                     151,845        151,856
Regulatory liability, net                              58,923         59,997
Investment tax credits                                 25,754         26,178
Capital lease obligation                                2,590          2,665
Other                                                  28,981         27,242
                                          						   ----------     ----------
	 Total deferred liabilities and credits              268,093        267,938
                                          						   ----------     ----------

Total capitalization and liabilities               $1,004,908     $1,019,109
                                           					   ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                            CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Statements of Income
                                   (In thousands)
                                     (Unaudited)
						                                          Three Months Ended
                                                						March 31,
                                           			    1995          1994
Operating revenues:
Electric                                          $ 74,345      $ 73,707
Gas                                                 58,882        71,679
                                          						  --------      --------
     Total operating revenues                      133,227       145,386
                                          						  --------      --------
Operating expenses:
Cost of fuel                                        24,760        26,052
Cost of gas                                         29,107        42,946
Purchased power                                      2,784         1,860
Other operation and maintenance                     27,315        28,731
Depreciation and amortization                       14,146        13,752
Income taxes                                         7,515         6,175
Other taxes                                          9,717         9,863
                                            				  --------      --------
     Total operating expenses                      115,344       129,379
                                          						  --------      --------

Operating income                                    17,883        16,007
                                          						  --------      --------
Other income and deductions:
Cost of equity funds capitalized                        --            23
Company-owned life insurance, net                     (191)         (127)
Other, net                                             (16)          (40)
                                          						  --------      --------
     Total other income and (deductions)              (207)         (144)
                                          						  --------      --------
Income before interest expenses                     17,676        15,863
                                          						  --------      --------
Interest expenses:
Interest on long-term debt                           4,808         4,796
Cost of borrowed funds capitalized                    (231)          (68)
Other                                                1,017           520
                                             			  --------      --------
     Total interest expenses                         5,594         5,248
                                          						  --------      --------
Net income                                          12,082        10,615
                                          						  --------      --------
Dividends on preferred stock                           835           703
                                            				  --------      --------

Net income available for common stock             $ 11,247      $  9,912
                                          						  ========      ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                           CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                   (In thousands)
                                     (Unaudited)
   			  				                                              Three Months Ended
                                                      								March 31,
                                                 						   1995         1994
Cash flows from operating activities:
Net income before preferred dividends                    $ 12,082     $ 10,615
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                           14,324       13,931
   Deferred taxes, investment tax credits and
     regulatory liability, net                             (1,509)        (932)
  Increase in accounts receivable                          (4,515)      (7,612)
  Decrease in fuel, materials and supplies,
     and gas in underground storage                        10,978       15,787
  Decrease in unbilled revenue                              5,537        7,163
  Decrease in accounts payable                            (15,897)     (13,054)
  Increase in accrued taxes and interest                    1,060        1,127
  Capital lease payments                                      120          119
  Decrease in other current assets                          5,633          689
  Increase in other current liabilities                        41          840
  (Increase) decrease in other non-current assets          (1,055)         742
  Increase in other non-current liabilities                 1,939        1,366
                                                 							 --------     --------
	Net cash provided by operating activities                 28,738       30,781
                                                 							 --------     --------

Cash flows from investing activities:
  Capital expenditures                                    (15,150)      (9,737)
  Cost of equity funds capitalized                             --          (23)
  Other                                                    (1,801)      (1,369)
                                                 							 --------     --------
	Net cash used in investing activities                    (16,951)     (11,129)
                                                 							 --------     --------
Cash flows from financing activities:
  Common dividends paid                                    (8,017)      (8,010)
  Preferred dividends paid                                   (835)        (703)
  Long-term debt issued                                       (34)          --
  Payments on capital lease obligation                       (120)        (119)
  Decrease in short-term borrowing                         (2,800)     (11,400)
                                                 							 --------     --------
	Net cash used in financing activities                    (11,806)     (20,232)
                                                 							 --------     --------
Net decrease in cash and temporary
 cash investments                                             (19)        (580)

Cash and temporary cash investments at beginning
 of year                                                      629          594
                                                 							 --------     --------
Cash and temporary cash investments at March 31          $    610     $     14
                                                   					 ========     ========


Supplemental disclosures of cash flow
information:

Cash paid during the period for:

 Interest (net of cost of borrowed funds
  capitalized)                                            $ 8,903      $ 9,334

 Income taxes                                               1,479        2,271

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

              CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE) and CILCORP's other subsidiaries after elimination of significant intercompany transactions. CILCORP owns 100% of the common stock of CILCO. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read with the consolidated financial statements and related notes forming a part of the Company's 1994 Annual Report on Form 10-K.

In the Company's opinion, the consolidated financial statements furnished reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

NOTE 2.   Gas Pipeline Supplier Transition Costs

In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636A and 636B (collectively Order 636). Order 636 substantially restructured the relationship between gas pipelines and distribution companies, such as CILCO, for the sale, transportation and storage of natural gas. These services, which traditionally had been "bundled" by interstate pipeline companies, are now individually arranged by CILCO. CILCO believes it is well-positioned to ensure the continued acquisition of adequate and reliable gas supplies despite the regulatory changes.

Order 636 also permitted pipeline suppliers to recover from gas distribution companies prudently incurred transition costs attributed
to compliance with Order 636.  As of    March 31, 1995, pipeline
suppliers have billed CILCO, subject to refund, approximately $1.7 million of transition costs, including interest. These charges have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). The PGA allows CILCO to adjust customer billings to reflect changes in the cost of natural gas. Presently, CILCO cannot determine its actual allocation of suppliers' transition costs but believes that it could ultimately be billed an additional $2.1 million, excluding interest. During 1994, the Illinois Commerce Commission (ICC) affirmed the right of Illinois gas distribution companies to recover pipeline transition costs from their customers; therefore, management does not expect Order 636 to materially impact CILCO's financial position or results of operations.

Under FERC Order 500, and subsequent Orders 528 and 528A, interstate gas pipelines may bill gas distribution utilities for take-or-pay
(TOP) charges, including interest. The last payment for TOP charges to the gas pipelines was made in October 1994. All TOP charges have been recovered from CILCO's gas customers except for approximately $185,000 which will be recovered in 1995.

A joint settlement proposal (LNG settlement) before the FERC among Trunkline LNG Company, Panhandle Eastern Pipeline Company and others, including CILCO, became effective in September 1992. The settlement allows the pipelines to recover certain costs related to liquefied natural gas projects. Through March 1995, gas pipelines have billed CILCO approximately $2.6 million in charges related to the LNG settlement and approximately $2.3 million has been recovered from CILCO's customers through the PGA. CILCO believes that it could ultimately be billed an additional $2.5 million by the pipelines.

CILCO has recorded a regulatory asset and corresponding liability of $5.1 million on the Balance Sheets as of March 31, 1995, representing the minimum amount of the estimated range of costs which CILCO expects to incur related to transition costs, TOP charges and the LNG settlement. The current portion of this regulatory asset and corresponding liability is $1.8 million.

NOTE 3. Contingencies

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party (PRP) under federal or state environmental laws.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites (Sites A, B, C and D) located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. CILCO previously operated plants at three of the four sites (Sites A, B and C) and currently owns two (Sites A and B). In cooperation with the Illinois Environmental Protection Agency, CILCO completed remedial action in 1991 at Site A, at a cost of $3.3 million. In 1994, CILCO investigated Site B to define the extent of waste materials on site. A risk assessment for Site B is currently being developed, which will be followed by a feasibility study of remedial alternatives in 1995. Through March 1995, CILCO paid approximately $700,000 to outside parties to investigate and/or test Sites A and B. CILCO has not yet formulated a remediation plan for Site C. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation of Site C. CILCO does not currently own Site D and has not yet determined the extent, if any, of its remediation responsibility for this site.

CILCO expects to spend approximately $300,000 for site monitoring, legal fees and feasibility studies in 1995. A $4.6 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through March 1995 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through March 31, 1995, CILCO has recovered approximately $3.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery over five years, without carrying costs, of prudently incurred coal tar remediation expenses paid to outside vendors. The primary purpose of the five-year recovery period was to effect a sharing of coal tar remediation costs between Illinois utilities and their customers. However, on April 20, 1995, the Illinois Supreme Court held that Illinois utilities are entitled to recover prudently incurred coal tar remediation costs without any sharing, including any sharing effected by recovery over an extended period without carrying costs. Requests for rehearing of the Court's decision must be filed by May 11, 1995. CILCO cannot predict whether a request for rehearing will be filed, or whether rehearing would be granted by the Court if requested.
However, based upon the Court's opinion issued on April 20, 1995, management continues to believe that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 4.  Commitments

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company (CIPS). This agreement, which expires in 1998, provides for an initial purchase of 30 megawatts (MW) of capacity, increasing to 90 MW in 1997. CILCO can increase purchases to a maximum of 100 MW during the contract period, provided CIPS then has the additional capacity available. In November 1992, CILCO entered into a limited-term power agreement to purchase 100 MW of capacity from CIPS during the time period June 1998 through May 2002.

In March 1995, CILCO and CIPS renegotiated the November 1992 limited-term power agreement. This agreement, which now expires in May 2009, provides for CILCO to purchase 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement is subject to the ICC's final approval of CILCO's 1995 electric least cost energy plan, which has been revised to include the terms of this bulk power purchase agreement.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (the Company) is the parent of two core operating businesses, Central Illinois Light Company (CILCO) and Environmental Science & Engineering, Inc. (ESE). The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM), and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company (Holding Company) itself, are collectively referred to herein as Other Businesses.

CILCO, the primary business subsidiary, is an electric and gas utility serving customers in central and east central Illinois. CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.

ESE is a national environmental consulting and engineering firm serving governmental, industrial and commercial customers.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases and energy-related interests.

CVI invests in new ventures and the expansion of existing ventures in environmental services, energy, biotechnology and health care.

                    Capital Resources & Liquidity

Declaration of dividends is at the discretion of the Board of Directors. The Company's ability to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries, business conditions, earnings and the financial condition of the Company. The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, pay interest and dividends, meet working capital needs and retire debt as it matures.

The Company

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On March 31, 1995, CILCORP had committed bank lines of credit of $50 million, of which $25 million was outstanding.

During March and April 1995, the Company issued 36,595 shares of common stock at an average price of $35.48 per share through the CILCORP Inc. Automatic Reinvestment and Stock Purchase Plan (DRIP). Depending on market conditions, the Company may issue additional shares of common stock through the DRIP, the CILCO Employees' Savings Plan or through a conventional stock offering. The proceeds from newly issued stock have been, and will continue to be, used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO and for other corporate purposes.

At March 31, 1995, the Company had issued $48 million of medium-term notes under its $75 million medium-term note program. The Company may issue additional notes during 1995 through 1997 under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $15 million for the three months ended March 31, 1995. Capital expenditures are anticipated to be approximately $54 million for the remainder of 1995, including $3.3 million to replace CILCO's Customer Information System and $1.1 million to complete the installation of electric generating equipment for the cogeneration plant at Midwest Grain Products, Inc. (MWG). The plant, which began providing steam heat to MWG's Pekin, Illinois, facility on December 16, 1994, will also generate electricity for distribution to CILCO's customers. The plant is scheduled to begin generating electricity in June 1995. CILCO anticipates the total cost of the project to be approximately $18.2 million. Capital expenditures for the years 1996 and 1997 are estimated to be $72 million and $67 million, respectively.

During 1995, CILCO plans to issue approximately $20 million of secured medium-term notes to finance capital expenditures. CILCO plans to issue $36 million of secured medium-term notes to retire outstanding long-term debt as it matures in 1996 and 1997. In addition, $25 million of pollution control bonds are expected to be issued in 1996 and in later years to finance pollution control facilities, including new solid waste disposal facilities at CILCO's Duck Creek generating station. CILCO intends to finance the remainder of its 1995 and 1996 capital expenditures with funds provided by operations and capital provided by CILCORP.

At March 31, 1995, CILCO had bank lines of credit aggregating $30 million which are used to support CILCO's issuance of commercial paper. CILCO had $20.6 million of commercial paper outstanding at March 31, 1995, and expects to issue commercial paper periodically throughout the remainder of 1995.

ESE

For the quarter ended March 31, 1995, ESE's expenditures for capital additions and improvements were approximately $1.6 million. Capital expenditures for the remainder of 1995 are expected to be approximately $2.5 million.

At March 31, 1995, ESE had borrowed $27.1 million from the Holding Company, an increase of $1.5 million from December 31, 1994. ESE has a $7.75 million bank line of credit, of which $4.4 million was outstanding at March 31, 1995, to collateralize performance bonds issued in connection with ESE projects. ESE expects to finance its capital expenditures and working capital needs during 1995 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

CIM

During the first quarter of 1995, CIM refinanced $18 million of maturing bank debt with funds borrowed from the Holding Company. At March 31, 1995, CIM had outstanding debt of $28.1 million, consisting of $25.1 million borrowed from the Holding Company and $3 million borrowed from banks. CIM expects to finance new investments and working capital needs during 1995 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

                        Results Of Operations

Overview

The following table summarizes net income of CILCO, ESE and Other
Businesses for the three months ended March 31, 1995 and 1994.

                                             						Three Months Ended
                                              						     March 31,
                                        			       1995              1994
                                               						  (In thousands)
                                                						   (Unaudited)
Core businesses:
CILCO
  Electric operating income                       $ 9,065          $ 8,543
  Gas operating income                              8,818            7,464
                                          						  -------          -------
    Total utility operating income                 17,883           16,007
  Utility other income and deductions              (5,801)          (5,392)
  Preferred stock dividends of CILCO                 (835)            (703)
                                          						  -------          -------
    Total utility net income                       11,247            9,912

ESE
  ESE net income (loss)                               377             (349)
                                          						  -------          -------
    Total core business income                     11,624            9,563

Other businesses:
  Other businesses net income (loss)                (151)              138
                                          						 -------           -------
   Consolidated net income available
      to common shareholders                     $11,473           $ 9,701
                                          						 =======           =======



CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 1995 and 1994:

                                    					   Three Months Ended
Components of Electric                           March 31,
 Operating Income                            1995        1994
					                                          (In thousands)
Revenue:
Electric retail                               $72,933    $70,005
Sales for resale                                1,412      3,702
					                                         -------    -------
   Total revenue                               74,345     73,707
                                              -------    -------
Cost of sales:
Cost of fuel                                   24,760     26,052
Purchased power expense                         2,784      1,860
Revenue taxes                                   3,429      3,061
                                   					      -------    -------
   Total cost of sales                         30,973     30,973
                                   					      -------    -------
	Gross margin                                  43,372     42,734
                                   					      -------    -------
Operating expenses:
Other operation and maintenance                19,082     19,685
Depreciation and amortization                  10,213      9,888
Income and other taxes                          5,012      4,618
                                   					      -------    -------
    Total operating expenses                   34,307     34,191
                                   					      -------    -------
    Electric operating income                 $ 9,065    $ 8,543
                                   					      =======    =======


Electric gross margin and retail sales volumes increased 2% for the three months ended March 31, 1995, compared to the same period in 1994.
A 2% increase in commercial sales and a 9% increase in industrial sales offset a 5% decrease in residential sales. Commercial sales were higher primarily due to an increased number of commercial customers and the change in industrial sales resulted mainly from higher demand by several large industrial customers. The decrease in residential sales was primarily due to milder winter weather. Heating degree days were 9% lower for the quarter ended March 31, 1995, compared to the same period in 1994.

CILCO's largest customer is Caterpillar Inc. On June 20, 1994, Caterpillar employees, represented by the United Auto Workers Union, began a strike at certain Caterpillar facilities in CILCO's service territory. To date, the strike has not had an adverse effect on CILCO's sales to Caterpillar. CILCO's management cannot predict what, if any, impact a continued strike at Caterpillar will have on CILCO's future revenues or earnings.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may be affected in the long-term by increased competition in the electric utility industry (see Part II. Item 5: Electric Competition).

Sales for resale decreased during the first quarter of 1995, due to lower demand for electricity from neighboring utilities. Sales for resale vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects competition to continue to increase in the sales for resale and purchased power market.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel decreased 5% in the first quarter of 1995, compared to the same period in 1994, due to decreased electric generation and lower prices.

Purchased power increased for the three months ended March 31, 1995, compared to the same period in 1994 due to readily available and reasonably priced wholesale energy. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 3% for the three months ended March 31, 1995, compared to the corresponding period in 1994, primarily due to decreased employee benefit costs and power plant maintenance.

Depreciation and amortization expense increased slightly, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other tax expense increased mainly from higher pre-tax operating income.


CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 1995 and 1994:

                                              Three Months Ended
Components of Gas Operating Income                 March 31,
                                   					       1995        1994
                                         						 (In thousands)
Revenue:
Sale of gas                                    $56,168      $68,409
Transportation services                          2,714        3,270
                                   					       -------      -------
     Total revenue                              58,882       71,679
                                    				       -------      -------
Cost of sales:
Cost of gas                                     29,107       42,946
Revenue taxes                                    3,114        3,695
                                   					       -------      -------
     Total cost of sales                        32,221       46,641
                                   					       -------      -------
	 Gross margin                                  26,661       25,038
                                   					       -------      -------
Operating expenses:
Other operation and maintenance                  8,233        9,046
Depreciation and amortization                    3,933        3,864
Income and other taxes                           5,677        4,664
                                   					       -------      -------
     Total operating expenses                   17,843       17,574
                                   					       -------      -------
     Gas operating income                      $ 8,818      $ 7,464
                                   					       =======      =======


Gas gross margin increased 7% for the quarter ended March 31, 1995, compared to the same period in 1994, primarily due to the December 1994 rate order that increased overall gas base rates 6.7%. For additional rate information refer to Note 9 - Rate Matters in the Company's 1994 Annual Report on Form 10-K. Residential sales decreased 10% and commercial sales decreased 3% for the first quarter of 1995. Heating degree days were 9% lower than the same period in 1994. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales.

Revenue from gas transportation services decreased 17% and sales volumes decreased 12% for the quarter ended March 31, 1995, compared to the same period in 1994. Revenue declined primarily due to decreased purchases of gas by industrial transportation customers from suppliers other than CILCO and the fact that there are fewer transportation customers. There were 380 transportation customers at March 31, 1995, compared to 666 customers at the end of the same quarter in 1994. As a result of CILCO's new gas tariffs, CILCO's system rates are more competitive with transportation rates and various transportation customers have resumed purchasing gas from CILCO.

The cost of gas decreased 32% for the quarter ended March 31, 1995, compared to the same quarter of 1994. This reduction was principally due to decreased sales and lower natural gas prices from CILCO's suppliers. The lower natural gas prices, which partially contributed to the 19% decrease in gas retail revenue, were passed through to CILCO's gas customers via the PGA. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses decreased 9% for the three months ended March 31, 1995, compared to the corresponding period in 1994, due to decreased costs for employee benefits and gas distribution system maintenance.

Depreciation and amortization expense increased slightly reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense increased for the quarter ended March 31, 1995, primarily due to higher pre-tax operating income.



CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months ended March 31, 1995 and 1994:

                                                 Three Months Ended
Components of Other Income and                        March 31,
   Deductions and Interest Expense               1995        1994
                                           						 (In thousands)
Net interest expense                           $(5,814)     $(5,069)
Income taxes                                       565          279
Other                                             (552)        (602)
                                   					       -------      -------
    Other income (deductions)                  $(5,801)     $(5,392)
                                   					       =======      =======

Interest expense increased primarily as a result of a higher outstanding notes payable balance during 1995.


ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months ended March 31, 1995 and 1994:

Components of ESE Net Income (Loss)
                                          						1995       1994
                                           						(In thousands)
Environmental and engineering
   services revenue                           $34,674      $29,384
Direct non-labor project costs                 13,960       10,413
                                   					      -------      -------
  Net revenue                                  20,714       18,971
                                   					      -------      -------
Expenses:
Direct salaries and other costs                10,148        9,464
General & administrative                        7,808        8,059
Depreciation and amortization                   1,443        1,494
                                   					      -------      -------
  Operating expenses                           19,399       19,017
                                      		      -------      -------
Interest expense                                  511          405
                                   					      -------      -------
  Income (loss) before income taxes               804         (451)
Income taxes                                      427         (102)
                                   					      -------      -------
  ESE net income (loss)                       $   377      $  (349)
                                   					      =======      =======

ESE's results have fluctuated from quarter to quarter since its acquisition in 1990. Such fluctuations may be expected to continue. Factors influencing such variations include: project delays, which may be caused by regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time ESE professionals have in the field; and the initial training of new professionals. Accordingly, results for any one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE incurs substantial direct project costs from the use of subcontractors on projects. These costs are passed directly through to ESE's clients. As a result, ESE measures its operating performance on the basis of net revenues, which are determined by deducting such direct project costs from gross revenues.

Net revenues were 9% higher for the quarter ended March 31, 1995, compared to the corresponding period in 1994. The increase was primarily due to higher demand for consulting services. Additionally, improved weather conditions in 1995 compared to 1994 generally enabled projects to continue with fewer interruptions.

Direct and indirect salary expense increased 7% in the first quarter of 1995, compared to the corresponding period in 1994. This increase is primarily due to wage and salary increases effective in March 1994, and increased labor utilization during the first quarter of 1995. Due to the labor-intensive nature of ESE's business, ESE has the ability to adjust staffing levels to appropriately recognize changing business conditions. ESE had 1,223 full-time-equivalent employees at March 31, 1995, compared to 1,218 at March 31, 1994.

Other Businesses Operations

The following table summarizes the components of Other Businesses' income (loss) for the three months ended March 31, 1995 and 1994:

Components of Other Businesses'
Net Income (Loss)
                                          						 Three Months Ended
                                           					      March 31,
                                         						1995             1994
                                         						    (In thousands)
Revenue:
  Other revenue                               $ 2,675              $2,419
                                   					      -------              ------
Expenses:
  Operating expenses                            1,144               1,309
  Depreciation and amortization                    49                  48
  Interest expense                              1,592                 795
  Income and other taxes                           41                 129
					                                         -------              ------
     Total expenses                             2,826               2,281
				                                   	      -------              ------
     Other businesses' net income (loss)      $  (151)             $  138
                                   					      =======              ======


Other revenues were greater during the first quarter of 1995, compared to the first quarter of 1994, primarily due to a one-time preferred dividend on a CVI investment and revenues generated by CILCORP Energy Services Inc., a wholly-owned CVI subsidiary, which markets carbon monoxide detectors to utilities for resale. These revenues were partially offset by declining leveraged lease income. Under generally accepted accounting principles pertaining to leveraged leases, income declines as the lease portfolio matures.

Operating expenses decreased for the first quarter of 1995, compared to the first quarter of 1994, primarily due to a one-time charge related to CILCORP's termination of a lease at an ESE facility in the first quarter of 1994. The lease was entered into during negotiations which led to CILCORP's 1990 acquisition of ESE.

Interest expense increased in 1995 as a result of an increase in long-term debt.

Income and other taxes were lower in the first quarter of 1995, compared to the first quarter of 1994, primarily due to lower pre-tax income.


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1994 Annual Report on Form 10-K, and "Note 3.
Contingencies," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise disclosed or referred to in this section, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position and results of operations of the Company or are adequately covered by: (i) insurance; (ii) contractual or statutory indemnification; and/or (iii) reserves for potential losses.

CILCO

On July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by the current property owner, Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from a gas manufacturing plant formerly located at the site which was owned but never operated by CILCO (Site D). The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO intends to vigorously defend these claims. For a further discussion of gas manufacturing plant sites, refer to Note 3.
Contingencies.   Management cannot currently determine the outcome of
this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

ESE

At the request of the South Carolina Department of Health and Environmental Control, the U. S. Department of Justice initiated an investigation into an alleged record-keeping violation at an office operated by ESE in Greenville, South Carolina. The office was closed in May 1993. Following its investigation, the U. S. Department of Justice referred this matter to the Attorney General of South Carolina for disposition as a civil matter. Management does not believe this matter will have a material adverse impact on the Company's financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders

Shareholders cast the following votes at the Company's Annual Meeting of Shareholders held April 25, 1995:


                                          						 Votes         Abstentions &
                                            				 Against          Broker
                            				Votes for      or Withheld      Non-Votes

Elected to the Board of
 Directors:
W. Bunn III                    10,117,025        279,111               0
H. J. Holland                  10,109,019        287,332               0
K. E. Smith                    10,100,088        295,278               0

Appointment of Independent
  Public Accountants           10,144,206        111,864         137,919

Amend Bylaws and/or
 Articles of Incorporation
 to establish a minimum
 level of stock ownership
 for directors                  1,683,278      6,692,741       2,981,911


Item 5:  Other Information

Electric Competition

The National Energy Policy Act of 1992 (NEPA) encourages competition but specifically bans federally-mandated wheeling of power for retail customers. However, several state public utility regulatory commissions are investigating or adopting pilot programs to initiate retail wheeling. At least one Illinois utility, an industrial consumers group and the ICC have each lent their support to proposed legislation which, to varying degrees, offers incentive regulation, retail and wholesale wheeling in future years and changes in the ICC's regulatory authority. These proposals have been submitted to the Illinois legislature. The legislature's response to any of these proposals is not known at this time.

Illinois Senate Bill 232, supported by the ICC, proposes to offer public utilities an opportunity to develop alternative regulation and incentive ratemaking programs by petitioning the ICC. These experimental programs would be subject to standards established by the ICC, restricted to the public utility's service territory and not extend beyond June 30, 2000. A report on the results of the programs would then be delivered to the Illinois legislature by December 31, 2000, if the legislation is enacted as proposed.

CILCO participated in a state-wide task force to review and analyze regulation in Illinois. This task force, which examined the status of past and future regulation, presented eight potential competitive scenarios with individual comments from each task force participant as part of its study. The completed text describing this study is being printed and will be provided to the ICC and the Illinois legislature for educational and planning purposes.

With growing competition in the electric utility industry, CILCO's largest customers may have increased opportunities to select their electric supplier. On March 29, 1995, the FERC initiated a Notice of Proposed Rulemaking (NOPR), which addresses expanded transmission access, recovery of stranded investment due to increased competition, information sharing and other issues related to expanded competition in the electric utility industry. The FERC's NOPR seeks comments on proposals concerning transaction coordination, record-keeping, reporting, tariffs, state versus federal jurisdiction and many other related topics. CILCO is reviewing the NOPR to determine its effect on operations and to develop a strategy for dealing with its provisions. CILCO will file comments with the FERC on the sections of the NOPR that will significantly impact its business. While management cannot currently predict the ultimate effect of the FERC's proposed rulemaking on CILCO's business, it is expected that this NOPR, when finalized, will significantly change the electric utility environment in the years to come.

Management believes that CILCO has positioned itself for competition by keeping its prices low, maintaining good customer relations and developing the flexibility to respond directly to individual customer requests. The Company recently reorganized as part of a strategy to prepare for the changing utility environment (see CILCO and CILCORP Officer Changes discussed below).

Audit Of CILCO's Gas Operations

In September 1994, as part of a settlement agreement with the U.S. Department of Justice, CILCO agreed to underwrite the reasonable expense of an outside expert, which was selected by the ICC, to examine its gas operations manuals and systems to ensure they comply with all applicable statutes and regulations. CILCO estimates the cost of the audit will be $350,000 and expects the audit to conclude by the end of 1995. For additional information refer to Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K.

CILCO Sale Of R. S. Wallace Station

In 1994, CILCO entered into an option agreement to sell for $7 million the 95-acre site of the former R. S. Wallace Station, a retired electric generating plant. On January 5, 1995, the ICC approved the sale and the accounting treatment of the proceeds. Various significant terms and conditions must be satisfied in order for the sale to be completed. CILCO expects a portion of the sale will be completed in 1995, with the remainder to be completed during 1996 and 1997. Gain on the sale would be included in other income during 1995, 1996 and 1997.

CILCO and CILCORP Officer Changes

At a special meeting of the CILCO Board of Directors in March 1995, four new vice presidents were elected. The moves became effective April 1, concurrent with the retirement of R. Wayne Slone as Chairman, President and Chief Executive Officer. The new vice presidents are:
Michael J. Bowling, Vice President - Electric Operations; Scott A. Cisel, Vice President - Marketing & Sales; Stephen R. Corwell, Vice President - Gas Operations; and Robert J. Sprowls, Vice President - Strategic Services. These appointments bring the total number of vice presidents to six, including Terrence S. Kurtz, Vice President - Electric Production, and Thomas S. Romanowski, Vice President - Finance. Two Group Presidents of CILCO were previously elected:
James F. Vergon - Gas Operations and William M. Shay - Electric Operations, also effective April 1.

In addition to the CILCO officer changes, Jeffrey L. Barnett became CILCORP Controller effective April 1, 1995 and Michael D. Austin became CILCORP Treasurer effective April 25, 1995.

Item 6:  Exhibits and Reports on Form 8-K.

(a)     Exhibits

       	None

(b)     Reports on Form 8-K

       	None

                                			 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the regis-
trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                        								     CILCORP Inc.
                                             									(Registrant)



Date May 10, 1995                                     R. O. Viets
                                        								      R. O. Viets
                                         								    President and
                                        								Chief Executive Officer


Date May 10, 1995                                     J. L. Barnett
                                               				   J. L. Barnett
                                             									  Controller

                        			       SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 					   CENTRAL ILLINOIS LIGHT COMPANY
                                          							  (Registrant)



Date  May 10, 1995                                T. S. Romanowski
                                            						T. S. Romanowski
                                        						Vice President and Chief
                                            							Financial Officer




Date  May 10, 1995                                 R. L. Beetschen
                                             						R. L. Beetschen
                                         						Controller and Manager
                                                    of Accounting