Form 10-Q
period 1995-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1995-08-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        			  Washington, DC  20549
                           			       FORM 10-Q

         	     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                		 OF THE SECURITIES EXCHANGE ACT OF 1934
              		For the Quarterly period ended June 30, 1995

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

CILCORP Inc.    Common stock, no par value,
              		shares outstanding at July 31, 1995       13,155,249

CENTRAL ILLINOIS LIGHT COMPANY
              		Common stock, no par value,
              		shares outstanding and privately
              		held by CILCORP Inc. at July 31, 1995     13,563,871

                      			      CILCORP INC.
                            				  AND
              		       CENTRAL ILLINOIS LIGHT COMPANY
              		 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995
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

       		Consolidated Balance Sheets                                8-9

       		Consolidated Statements of Income                          10

       		Consolidated Statements of Cash Flows                     11-12

	      Notes to Consolidated Financial Statements
	      CILCORP Inc. and Central Illinois Light Company             13-15

Item 2: Management's Discussion and Analysis of Financial
        		Condition and Results of Operations
        		CILCORP Inc. and Central Illinois Light Company          15-24

PART II. OTHER INFORMATION

Item 1: Legal Proceedings                                            25

Item 5: Other Information                                           25-29

Item 6: Exhibits and Reports on Form 8-K                             29

Signatures                                                          30-31

                     			    CILCORP INC. AND SUBSIDIARIES
                     			     Consolidated Balance Sheets
                              				 (In thousands)

          						                                          June 30,      December 31,
                                                   							  1995            1994
ASSETS                                                   (Unaudited)
Current assets:
Cash and temporary cash investments                    $    3,843     $    1,604
Receivables, less reserves of $2,588 and $2,291            53,768         55,779
Accrued unbilled revenue                                   33,436         40,474
Fuel, at average cost                                      11,227         14,765
Materials and supplies, at average cost                    18,226         17,173
Gas in underground storage, at average cost                 9,810         17,484
Prepayments and other                                      13,100         12,402
						                                                 ----------     ----------
    Total current assets                                  143,410        159,681
                                           					       ----------     ----------

Investments and other property:
Investment in leveraged leases                            124,094        120,961
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $28,831                                                  2,546          1,637
Other investments                                           3,334          3,790
                                          						       ----------     ----------
   Total investments and other property                   129,974        126,388
                                          						       ----------     ----------

Property, plant and equipment:
Utility plant, at original cost
   Electric                                             1,104,443      1,092,382
   Gas                                                    365,237        355,270
                                          						       ----------     ----------
                                                 							1,469,680      1,447,652

Less - accumulated provision for depreciation             674,198        653,571
                                          						       ----------     ----------
                                                  							 795,482         794,081
Construction work in progress                              78,482          71,105
Plant acquisition adjustments, being amortized
   to 1999                                                  2,999           3,355
Other, net of depreciation                                 23,767          23,152
                                           						      ----------      ----------
     Total property, plant and equipment                  900,730         891,693
                                           						      ----------      ----------

Other assets:
Prepaid pension expense                                    12,171          13,423
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $3,941 and $3,589                                       24,196          24,548
Other                                                      22,285          22,651
                                           						      ----------      ----------
     Total other assets                                    58,652          60,622
                                           						      ----------      ----------
     Total assets                                      $1,232,766      $1,238,384
                                           						      ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.


                           				CILCORP INC. AND SUBSIDIARIES
                          				 Consolidated Balance Sheets
                              				     (In thousands)

                                                   							June 30,    December 31,
                                                   							  1995         1994
LIABILITIES AND STOCKHOLDERS' EQUITY                   (Unaudited)
Current liabilities:
Current portion of long-term debt                     $   19,191      $   21,200
Notes payable                                             32,200          29,400
Accounts payable                                          32,957          51,952
Accrued taxes                                              8,733           7,729
Accrued interest                                           9,345           9,024
FCA over-recoveries                                          996              --
Purchased gas adjustment over-recoveries                   3,001           2,142
Other                                                     15,653          16,557
                                          						      ----------      ----------
     Total current liabilities                           122,076         138,004
                                          						      ----------      ----------
Long-term debt                                           330,696         326,695
                                          						      ----------      ----------
Deferred credits and other liabilities:
Deferred income taxes                                    248,157         246,815
Net regulatory liability of regulated subsidiary          57,849          59,997
Deferred investment tax credit                            25,331          26,178
Customers' advances for construction and other            32,850          29,860
                                          						      ----------      ----------
     Total deferred credits                              364,187         362,850
                                          						      ----------      ----------
Preferred stock of subsidiary                             66,120          66,120
                                          						      ----------      ----------
Stockholders' equity:
Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,142,604 and
   13,035,756 shares                                     171,864         167,987
Retained earnings                                        177,823         176,728
                                          						      ----------      ----------
     Total stockholders' equity                          349,687         344,715
                                          						      ----------      ----------
     Total liabilities and stockholders' equity       $1,232,766      $1,238,384
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

                        			       CILCORP INC. AND SUBSIDIARIES
                         			     Consolidated Statements of Income
                                 				   (In thousands)*
                                 				     (Unaudited)

                                				      Three Months Ended      Six Months Ended
                                       					   June 30,               June 30,
                                    					1995         1994      1995      1994
Revenue:
Electric                              $ 75,897    $ 78,034    $150,242  $151,741
Gas                                     24,615      23,471      83,497    95,150
Environmental and engineering
   services                             30,199      33,832      64,873    63,216
Other businesses                         1,779       1,809       4,465     4,475
				                                  --------    --------    --------  --------
   Total                               132,490     137,146     303,077   314,582
                            				      --------    --------    --------  --------
Operating expenses:
Fuel for generation and
   purchased  power                     24,875      26,362      52,419    54,274
Gas purchased for resale                 9,640      11,413      38,747    54,359
Other operations and maintenance        56,200      57,013     116,118   114,066
Depreciation and amortization           15,813      15,584      31,629    31,056
Taxes, other than income taxes           8,659       8,279      19,777    19,498
                            				      --------    --------    --------  --------
   Total                               115,187     118,651     258,690   273,253
                             			      --------    --------    --------  --------
Fixed charges and other:
Interest expense                         7,452       6,234      14,908    12,750
Preferred stock dividends
   of subsidiary                           833         726       1,667     1,429
Allowance for funds used during
   construction                            (66)        (79)       (297)     (169)
Other                                      194         145         385       272
                            				      --------    --------    --------   -------
   Total                                 8,413       7,026      16,663    14,282
                             			      --------    --------    --------   -------
Income before income taxes               8,890      11,469      27,724    27,047
Income taxes                             3,213       4,529      10,573    10,405
                            				      --------    --------    --------  --------
   Net income available for
      common stockholders             $  5,677    $  6,940    $ 17,151  $ 16,642
                            				      ========    ========    ========  ========
Average common shares outstanding       13,096      13,036      13,067    13,017

   Net income per common share        $    .43   $     .53     $  1.31  $   1.28

   Dividends per common share         $   .615   $    .615     $  1.23  $   1.23


*Except per share amounts
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                           			   CILCORP INC. AND SUBSIDIARIES
                           		 Consolidated Statements of Cash Flows
                                   				  (In thousands)
                                   				   (Unaudited)

                                              			   				Six Months Ended
                                              		 			 		     June 30,
                                                					 		1995          1994
Cash flows from operating activities:
Net income before preferred dividends                 $18,818       $18,071

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease income and investment income          (3,466)       (3,550)
  Depreciation and amortization                        31,629        31,056
  Deferred income taxes, investment tax credit and
    regulatory liability of subsidiary, net            (1,653)        3,738
Changes in operating assets and liabilities:
  Decrease in accounts receivable and accrued
    unbilled revenue                                    9,049         6,502
  Decrease in inventories                              10,159         6,611
  Decrease in accounts payable                        (18,995)       (7,872)
  Increase in accrued taxes                             1,004         2,782
  Decrease in other assets                              1,181         2,766
  Increase in other liabilities                         4,262         1,535
                                          						      -------       -------
  Total adjustments                                    33,170        43,568
                                          						      -------       -------
  Net cash provided by operating activities            51,988        61,639
                                          						      -------       -------
Cash flows from investing activities:
Additions to plant                                    (38,110)      (37,327)
Proceeds from sale of long-term investments               872            --
Other                                                  (3,457)       (2,054)
                                            				      -------       -------
     Net cash used in investing activities            (40,695)      (39,381)
                                           					      -------       -------
Cash flows from financing activities:
Net increase (decrease) in short-term debt              2,800        (5,900)
Increase in long-term debt                             19,816            --
Repayment of long-term debt                           (17,824)         (122)
Common dividends paid                                 (16,056)      (16,036)
Preferred dividends paid                               (1,667)       (1,429)
Proceeds from issuance of stock                         3,877         2,325
                                          						      -------       -------
     Net cash used in financing activities             (9,054)      (21,162)
                                           					      -------       -------

Net increase in cash and temporary cash
  investments                                           2,239         1,096

Cash and temporary cash investments at beginning
  of year                                               1,604         1,440
                                          						      -------       -------
Cash and temporary cash investments at June 30        $ 3,843       $ 2,536
                                            				      =======       =======


Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                                          $ 13,721      $ 12,971

   Income Taxes                                      $  8,671      $  4,351

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                             			 CENTRAL ILLINOIS LIGHT COMPANY
                              			   Consolidated Balance Sheets
                                       				(In thousands)

	                                          					      June 30,   December 31,
ASSETS                                                  1995          1994
                                                 						    (Unaudited)
Utility plant, at original cost:
   Electric                                         $1,104,443   $1,092,382
   Gas                                                 365,237      355,270
                                          						    ----------   ----------
                                          					      1,469,680    1,447,652
   Less - accumulated provision for depreciation       674,198      653,571
                                          						    ----------   ----------
                                          						       795,482      794,081
Construction work in progress                           78,482       71,105
Plant acquisition adjustments, net of
  amortization                                           2,999        3,355
                                          						    ----------   ----------
   Total utility plant                                 876,963      868,541
                                          						    ----------   ----------
Other property and investments:
Cash surrender value of company-owned life
  insurance (net of related policy loans of
  $28,831)                                              2,546        1,637
Other                                                   1,100        1,041
                                          						   ----------   ----------
   Total other property and investments                 3,646        2,678
                                          						   ----------   ----------
Current assets:
Cash and temporary cash investments                     1,243          629
Receivables, less reserves of $752 and $600            26,481       30,543
Accrued unbilled revenue                               18,212       22,340
Fuel, at average cost                                  11,227       14,765
Materials and supplies, at average cost                16,796       16,731
Gas in underground storage, at average cost             9,810       17,484
Other                                                   7,492        7,217
                                          						   ----------   ----------
  Total current assets                                 91,261      109,709
                                          						   ----------   ----------
Deferred debits:
Unamortized loss on reacquired debt                     6,258        6,486
Unamortized debt expense                                2,311        2,212
Prepaid pension cost                                   12,171       13,423
Other                                                  13,165       13,957
                                          						   ----------   ----------
  Total deferred debits                                33,905       36,078
                                          						   ----------   ----------
  Total assets                                     $1,005,775   $1,017,006
                                           					   ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

	                         	  CENTRAL ILLINOIS LIGHT COMPANY
                         		   Consolidated Balance Sheets
                                			 (In thousands)

	                                        					       June 30,   December 31,
CAPITALIZATION AND LIABILITIES                        1995         1994
                                        						     (Unaudited)
Capitalization:
Common shareholder's equity:
   Common stock, no par value; authorized
     20,000,000 shares; outstanding 13,563,871
     shares                                       $   185,661   $  185,661
   Retained earnings                                  123,557      122,125
                                           					   ----------   ----------
	Total common shareholder's equity                    309,218      307,786
Preferred stock without mandatory redemption           44,120       44,120
Preferred stock with mandatory redemption              22,000       22,000
Long-term debt                                        282,378      278,359
                                      						       ----------   ----------
	Total capitalization                                 657,716      652,265
                                             			   ----------   ----------
Current liabilities:
Current maturities of long-term debt                   16,000           --
Notes payable                                          11,200       23,400
Accounts payable                                       29,238       47,536
Accrued taxes                                           4,605        4,284
Accrued interest                                        8,338        8,477
Purchased gas adjustment over-recoveries                3,001        2,142
Level payment plan                                      1,696        4,155
Other                                                   6,791        6,809
                                          						   ----------   ----------
	Total current liabilities                             80,869       96,803
                                           					   ----------   ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                     151,773      151,856
Regulatory liability, net                              57,849       59,997
Investment tax credits                                 25,331       26,178
Capital lease obligation                                3,214        2,665
Other                                                  29,023       27,242
                                          						   ----------   ----------
	Total deferred liabilities and credits               267,190      267,938
                                          						   ----------   ----------
Total capitalization and liabilities               $1,005,775   $1,017,006
                                          						   ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

		                            CENTRAL ILLINOIS LIGHT COMPANY
                             Consolidated Statements of Income
                                	    (In thousands)
                              			      (Unaudited)
				                                Three Months Ended     Six Months Ended
                                   				  June 30,              June 30,
                            			       1995       1994       1995       1994
Operating revenues:
Electric                            $ 75,897    $ 78,034    $150,242    $151,741
Gas                                   24,615      23,471      83,497      95,150
                            				    --------    --------    --------    --------
     Total operating revenues        100,512     101,505     233,739     246,891
	                            			    --------    --------    --------    --------
Operating expenses:
Cost of fuel                          22,356      24,517      47,116      50,569
Cost of gas                            9,640      11,413      38,747      54,359
Purchased power                        2,519       1,845       5,303       3,705
Other operation and maintenance       27,239      26,265      54,554      54,996
Depreciation and amortization         14,171      13,902      28,317      27,654
Income taxes                           4,105       4,245      11,620      10,420
Other taxes                            7,463       7,114      17,180      16,977
                            				    --------    --------    --------    --------
     Total operating expenses         87,493      89,301     202,837     218,680
                            				    --------    --------    --------    --------
Operating income                      13,019      12,204      30,902      28,211
                            				    --------    --------    --------    --------
Other income and deductions:
Cost of equity funds capitalized          --          --          --          23
Company-owned life insurance, net       (194)       (145)       (385)       (272)
Other, net                               116          (2)        100         (42)
                              		    --------    --------    --------    --------
Total other income and
	     (deductions)                       (78)       (147)       (285)       (291)
                       	 	          --------    --------    --------    --------
Income before interest expenses       12,941      12,057      30,617      27,920
               				                 --------    --------    --------    --------
Interest expenses:
Interest on long-term debt             4,942       4,808       9,750       9,604
Cost of borrowed funds capitalized       (66)        (79)       (297)       (146)
Other                                    991         271       2,008         790
                                    --------    --------    --------    --------
     Total interest expenses           5,867       5,000      11,461      10,248
                            				    --------    --------    --------    --------
Net income                             7,074       7,057      19,156      17,672
                              		    --------    --------    --------    --------
Dividends on preferred stock             832         726       1,667       1,429
                            				    --------    --------    --------    --------
Net income available for
    common stock                    $  6,242    $  6,331    $ 17,489    $ 16,243
                            				    ========    ========    ========    ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

				                         CENTRAL ILLINOIS LIGHT COMPANY
                			      Consolidated Statements of Cash Flows
                         				       (In thousands)
                               					 (Unaudited)
						                                                   Six Months Ended
                                                  							    June 30,
                                                 						 1995           1994
Cash flows from operating activities:
Net income before preferred dividends                 $ 19,156        $ 17,672
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                        28,673          28,011
   Deferred taxes, investment tax credits and
    regulatory liability, net                           (3,078)         (1,865)
   Decrease in accounts receivable                       4,062           2,901
   Decrease in fuel, materials and supplies, and gas
    in underground storage                              11,147           6,611
   Decrease in unbilled revenue                          4,128           6,893
   Decrease in accounts payable                        (18,298)         (5,406)
   Increase (decrease) in accrued taxes and interest       183          (1,433)
   Capital lease payments                                  267             239
   Decrease in other current assets                      4,330             336
   (Decrease) increase in other current
    liabilities                                         (1,619)            144
   (Increase) decrease in other non-current
    assets                                              (1,346)          1,372
   Increase in other non-current liabilities             1,804           1,714
                                          						      --------        --------
	 Net cash provided by operating activities             49,409          57,189
                                          						      --------        --------
Cash flows from investing activities:
   Capital expenditures                                (34,881)        (35,406)
   Cost of equity funds capitalized                         --             (23)
   Other                                                (3,540)         (2,767)
                                          						      --------        --------
	 Net cash used in investing activities                (38,421)        (38,196)
                                          						      --------        --------
Cash flows from financing activities:
   Common dividends paid                               (16,056)         (8,010)
   Preferred dividends paid                             (1,667)         (1,429)
   Long-term debt issued                                19,816              --
   Payments on capital lease obligation                   (267)           (239)
   Decrease in short-term borrowing                    (12,200)         (7,800)
                                           					      --------        --------
Net cash used in financing activities                  (10,374)        (17,478)
                                          						      --------        --------
Net increase in cash and temporary cash investments        614           1,515
Cash and temporary cash investments at beginning of
  year                                                     629             594
                                           					      --------        --------
Cash and temporary cash investments at June 30        $  1,243        $  2,109
                                          						      ========        ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest (net of cost of borrowed funds
 capitalized)                                          $11,085         $10,623

Income taxes                                             9,276          12,062

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

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read with the consolidated financial statements and related notes forming a part of the Company's 1994 Annual Report on Form 10-K. Prior year amounts have been reclassified on a basis consistent with the 1995 presentation.

In the Company's opinion, the accompanying consolidated financial statements reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

NOTE 2.  Gas Pipeline Supplier Transition Costs

In 1992, the Federal Energy Regulatory Commission (FERC) issued Orders 636, 636A and 636B (collectively Order 636). Order 636 substantially restructured the relationship between gas pipelines and distribution companies, such as CILCO, for the sale, transportation and storage of natural gas. These services, which traditionally had been "bundled" by interstate pipeline companies, are now individually arranged by CILCO. CILCO believes it is well-positioned to ensure the continued acquisition of adequate and reliable gas supplies.

Order 636 also permitted pipeline suppliers to recover from gas distribution companies prudently incurred transition costs attributed to compliance with Order 636. As of June 30, 1995, pipeline suppliers have billed CILCO, subject to refund, approximately $1.8 million of transition costs, including interest. These charges have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). The PGA allows CILCO to adjust customer billings to reflect changes in the cost of natural gas. Presently, CILCO cannot determine its actual allocation of suppliers' transition costs but believes that it could ultimately be billed up to an additional $2.1 million, excluding interest. During 1994, the Illinois Commerce Commission (ICC) affirmed the right of Illinois gas distribution companies to recover pipeline transition costs from their customers; therefore, management does not expect Order 636 to materially impact CILCO's financial position or results of operations.

CILCO has recorded a regulatory asset and corresponding liability of $2 million on the Balance Sheets as of June 30, 1995, representing the minimum amount of the estimated range of costs which CILCO expects to incur related to transition costs. The current portion of this regulatory asset and corresponding liability is $.5 million.

NOTE 3.  Contingencies

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party (PRP) under federal or state environmental laws.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites (Sites A, B, C and D) located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. CILCO previously operated plants at three of the four sites (Sites A, B and C) and currently owns two (Sites A and B). In cooperation with the Illinois Environmental Protection Agency, CILCO completed remedial action in 1991 at Site A, at a cost of $3.3 million. In 1994, CILCO investigated Site B to define the extent of waste materials on site. A risk assessment for Site B is currently being developed, which will be followed by a feasibility study of remedial alternatives in 1995. CILCO has paid to date approximately $357,000 to outside parties for investigating, testing and clean-up of Site B. CILCO has not yet formulated a remediation plan for Site C. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation of Site C. CILCO does not currently own Site D and has not yet determined the extent, if any, of its remediation responsibility for this site.

CILCO expects to spend approximately $300,000 for former gas manufacturing plant site monitoring, legal fees and feasibility studies in 1995. A $4.7 million regulatory asset and a corresponding liability are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through June 1995, have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through June 30, 1995, CILCO has recovered approximately $3.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery over five years, without carrying costs, of prudently incurred coal tar remediation expenses paid to outside vendors. The primary purpose of the five-year recovery period without carrying costs, was to effect a sharing of coal tar remediation costs between Illinois utilities and their customers by disallowing rate recovery of carrying charges on unrecovered balances. However, on April 20, 1995, the Illinois Supreme Court held that Illinois utilities are entitled to recover prudently incurred coal tar remediation costs without any sharing. On June 20, 1995, the matter was remanded to the ICC for further proceedings, consistent with the Illinois Supreme Court's decision. The ICC has until December 20, 1995, to enter its final order in response to the remand. Based upon the Court's opinion issued on April 20, 1995, management continues to believe that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

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

ESE is a national environmental consulting, analytical laboratory and engineering firm serving governmental, industrial and commercial customers.

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

The Company

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On June 30, 1995, CILCORP had committed bank lines of credit of $50 million, of which $24 million was outstanding.

From March 20 through July 31, 1995, the Company issued 119,493 shares of common stock at an average price of $36.16 per share through the CILCORP Inc. Automatic Reinvestment and Stock Purchase Plan (DRIP) and the CILCO Employees' Savings Plan (ESP). Depending on market conditions, the Company may issue additional shares of common stock through the DRIP, the ESP or through a conventional stock offering. The proceeds from newly-issued stock will continue to be used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO and for other corporate purposes.

At June 30, 1995, the Company had issued $48 million of medium-term notes under its $75 million medium-term note program. The Company may issue additional notes during 1995 through 1997 under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $35 million for the six months ended
June 30, 1995, and are anticipated to be approximately $35 million for the remainder of 1995. The installation of electric generating equipment for a cogeneration plant at Midwest Grain Products, Inc. (MWG) is complete. The plant, which began providing steam heat to MWG's Pekin, Illinois, facility in December 1994, also began generating electricity for distribution to CILCO's customers on June 8, 1995.
CILCO anticipates the total cost of the project to be approximately $18.1 million. Capital expenditures for the years 1996 and 1997 are estimated to be $64 million and $61 million, respectively.

On May 19, 1995, CILCO issued $20 million of secured medium-term notes due May 19, 2025. The stated interest rate on the new notes is 7.73%. These notes are redeemable at a premium after ten years and at par after twenty years. The proceeds from the issuance of the notes will be used to finance capital expenditures and to retire a portion of CILCO's short-term debt.

CILCO plans to issue $16 million of secured medium-term notes to retire outstanding long-term debt maturing in 1996. In addition, $25 million of pollution control bonds are expected to be issued in 1996, to finance pollution control facilities, including new solid waste disposal facilities at CILCO's Duck Creek generating station. CILCO intends to finance the remainder of its 1995 and 1996 capital expenditures with funds provided by operations and capital provided by CILCORP.

At June 30, 1995, CILCO had bank lines of credit aggregating $30 million which are used to support CILCO's issuance of commercial paper. CILCO had $11.2 million of commercial paper outstanding at June 30, 1995, and expects to issue commercial paper periodically throughout the remainder of 1995.

ESE

For the six months ended June 30, 1995, ESE's expenditures for capital additions and improvements were approximately $3.2 million. Capital expenditures for the remainder of 1995 are expected to be approximately $.9 million.

At June 30, 1995, ESE had borrowed $27.5 million from the Holding Company, an increase of $1.9 million from December 31, 1994. ESE has a $7.75 million bank line of credit, of which $4.4 million was outstanding at June 30, 1995, to collateralize performance bonds issued in connection with ESE projects. ESE expects to finance its capital expenditures and working capital needs during 1995 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

CIM

At June 30, 1995, CIM had outstanding debt of $26.6 million, consisting of $23.6 million borrowed from the Holding Company and $3 million borrowed from banks. CIM expects to finance new investments and working capital needs during the remainder of 1995 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

                		       Results Of Operations

The following table summarizes net income of CILCO, ESE and Other
Businesses for the three months and six months ended June 30, 1995 and 1994.

                              					      Three Months Ended     Six Months Ended
                               			   		       June 30,              June 30,
                                  					    1995      1994        1995       1994
                                               							(In thousands)
                                               							  (Unaudited)
Core businesses:

CILCO
  Electric operating income               $11,860    $12,887    $20,925    $21,430
  Gas operating income (loss)               1,159       (683)     9,977      6,781
                                   					  -------    -------    -------    -------
     Total utility operating income        13,019     12,204     30,902     28,211
  Utility other income and deductions      (5,945)    (5,147)   (11,746)   (10,539)
  Preferred stock dividends of CILCO         (832)      (726)    (1,667)    (1,429)
                                   					  -------    -------    -------    -------
     Total utility net income               6,242      6,331     17,489     16,243

ESE
  ESE net income (loss)                      (456)       826        (79)       477
                                   					  -------    -------    -------    -------
                                   					    5,786      7,157     17,410     16,720
Other businesses:
  Other businesses net (loss)                (109)      (217)      (259)       (78)
                                    				  -------    -------    -------    -------
     Consolidated net income available
      to common shareholders              $ 5,677    $ 6,940    $17,151    $16,642
                                    				  =======    =======    =======    =======


CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 1995 and 1994:

                              				   Three Months Ended   Six Months Ended
Components of Electric                  June 30,              June 30,
  Operating Income                  1995       1994      1995      1994
						                                         (In thousands)
Revenue:
Electric retail                   $74,961      $75,090     $147,894       $145,095
Sales for resale                      936        2,944        2,348          6,646
				                              -------      -------     --------       --------
   Total revenue                   75,897       78,034      150,242        151,741
                            				  -------      -------     --------       --------
Cost of sales:
Cost of fuel                       22,356       24,517       47,116         50,569
Purchased power expense             2,519        1,845        5,303          3,705
Revenue taxes                       3,049        2,913        6,478          5,974
                              		  -------      -------     --------       --------
   Total cost of sales             27,924       29,275       58,897         60,248
                            				  -------      -------     --------       --------
      Gross margin                 47,973       48,759       91,345         91,493
                              		  -------      -------     --------       --------
Operating expenses:
Other operation and maintenance    19,206       18,249       38,288         37,934
Depreciation and amortization      10,239        9,887       20,452         19,775
Income and other taxes              6,668        7,736       11,680         12,354
                            				  -------      -------     --------       --------
   Total operating expenses        36,113       35,872       70,420         70,063
                               	  -------      -------     --------       --------
   Electric operating income      $11,860      $12,887     $ 20,925       $ 21,430
                             			  =======      =======     ========       ========


Electric gross margin remained relatively constant for the quarter and six months ended June 30, 1995, compared to the same periods in 1994, mainly due to level retail kilowatt hour (Kwh) sales for these same periods. Industrial sales increased 4% and 6% for the quarter and six months ended June 30, 1995, respectively. Commercial sales were relatively unchanged for the quarter and six months ended June 30, 1995, respectively. Residential sales decreased 4% for the quarter and 5% for the six months ended June 30, 1995, compared to the same periods in 1994. The decline in residential sales was primarily due to cooler weather. Cooling degree days were 33% lower for both the quarter and six months ended June 30, 1995, compared to the same periods in 1994.

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

The overall level of business activity in CILCO's service territory and weather conditions will continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may be affected in the long-term by increased competition in the electric utility industry (see Part II. Item 5: Electric Competition).

Sales for resale decreased during the quarter and six months ended June 30, 1995, due to lower demand for electricity from neighboring utilities. Sales for resale vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects increased competition in the sales for resale and purchased power markets.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel declined 9% during the quarter and 7% for the six months ended June 30, 1995, compared to the same periods in 1994. The decrease was due to lower electric generation by CILCO and reduced coal prices.

Purchased power expense increased for the three and six months ended June 30, 1995, compared to the same periods in 1994 due to readily available and reasonably priced wholesale energy, plant maintenance outages and increased capacity charges. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants.
Cost fluctuations related to the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses increased 5% for the quarter ended June 30, 1995, compared to the same period in 1994. The increase for the second quarter was primarily due to increased power plant maintenance expenses, overhead line expenses, information systems software expenses, production maintenance expenses at Midwest Grain Products, Inc. and injury and damage claims reserve. Decreased employee benefit costs partially offset the increase. Other operation and maintenance expenses remained relatively constant for the six months ended June 30, 1995, compared to 1994.

Depreciation and amortization expense increased, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other tax expense decreased mainly due to lower pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income (loss) for the three months and six months ended June 30, 1995 and 1994:

                              		  Three Months Ended   Six Months Ended
Components of Gas Operating            June 30,            June 30,
  Income (loss)                     1995     1994       1995      1994
                                      					    (In thousands)
Revenue:
Sale of gas                         $22,783   $21,439   $78,951   $89,848
Transportation services               1,832     2,032     4,546     5,302
                            				    -------   -------   -------   -------
    Total revenue                    24,615    23,471    83,497    95,150
                            				    -------   -------   -------   -------
Cost of sales:
Cost of gas                           9,640    11,413    38,747    54,359
Revenue taxes                         1,206     1,303     4,320     4,998
                            				    -------   -------   -------   -------
    Total cost of sales              10,846    12,716    43,067    59,357
                            				    -------   -------   -------   -------
      Gross margin                   13,769    10,755    40,430    35,793
                            				    -------   -------   -------   -------
Operating expenses:
Other operation and maintenance       8,033     8,016    16,266    17,062
Depreciation and amortization         3,932     4,015     7,865     7,879
Income and other taxes                  645      (593)    6,322     4,071
                            				    -------   -------   -------   -------
     Total operating expenses        12,610    11,438    30,453    29,012
	                            			    -------   -------   -------   -------
     Gas operating income (loss)    $ 1,159   $  (683)  $ 9,977   $ 6,781
                              		    =======   =======   =======   =======


Gas gross margin increased 28% and 13% for the quarter and six months ended June 30, 1995, compared to the same periods in 1994. Retail sales increased 16% for the quarter and decreased 3% for the six months ended June 30, 1995, compared to the same periods in 1994. Residential sales increased 14% for the quarter and decreased 5% for the six months ended June 30, 1995, compared to the same periods in 1994. Commercial sales increased 16% for the quarter and remained relatively constant for the six months ended June 30, 1995, compared to the corresponding periods in 1994. Heating degree days were 17% higher for the quarter and 5% lower for the six months ended June 30, 1995, compared to the same periods in 1994. Gross margin was positively affected by the December 1994 rate order that increased overall gas base rates approximately 6.7%. For additional rate information, refer to Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K. The overall level of business activity in CILCO's service territory and weather conditions will continue to be the primary factors affecting gas sales.

Revenue from gas transportation services decreased 10% and 14%, and sales volumes decreased 7% and 10%, for the quarter and six months ended June 30, 1995, compared to the same period in 1994. Revenue declined primarily due to decreased purchases of gas by industrial transportation customers from suppliers other than CILCO and the fact that there are fewer transportation customers. There were 380 transportation customers at June 30, 1995, compared to 666 transportation customers at the end of the same quarter in 1994. As a result of CILCO's new gas tariffs, CILCO's system rates are more competitive with transportation rates and various transportation customers have resumed purchasing gas from CILCO.

The cost of gas decreased 16% and 29% for the quarter and six months ended June 30, 1995, compared to the corresponding periods in 1994. The decrease for the quarter resulted from lower natural gas prices, partially offset by increased sales. The reduction for the six months ended June 30, 1995, was principally due to decreased sales and lower natural gas prices from CILCO's suppliers. The lower natural gas prices were passed through to CILCO's gas customers via the PGA. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses remained relatively constant for the quarter and decreased 5% for the six months ended June 30, 1995, compared to the same periods in 1994. The decrease for the six months was primarily due to decreased employee benefit costs. Increased outside services expenses from an audit of CILCO's gas operations (see
Part II. Item 5: Audit of CILCO's Gas Operations) and higher gas maintenance expenses partially offset the decrease.

Depreciation and amortization expense decreased due to a $6.4 million reduction of utility plant. This reduction resulted from a rate base disallowance recorded in 1994 as part of CILCO's gas rate case. For additional information, refer to Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K. Additions and replacements of utility plant at prices in excess of the original cost of the property retired partially offset the decrease.

Income and other taxes expense increased for the quarter and six months ended June 30, 1995, primarily due to higher pre-tax operating income.


CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and six months ended June 30, 1995 and 1994:

                             				  Three Months Ended      Six Months Ended
Components of Other Income and         June 30,               June 30,
  Deductions and Interest Expense    1995        1994       1995        1994
                                    					       (In thousands)
Net interest expense               $(5,861)   $(4,933)    $(11,675)   $ (9,911)
Income taxes                           540        391        1,105         670
Other                                 (624)      (605)      (1,176)     (1,298)
                            				   -------    -------     --------    --------
   Other income (deductions)       $(5,945)   $(5,147)    $(11,746)   $(10,539)
                            				   =======    =======     ========    ========


Interest expense increased primarily as a result of a settlement with the Illinois Department of Revenue related to an audit of the Illinois gross receipts tax and a higher outstanding notes payable balance during 1995.

CILCO's Early Retirement Incentive Program

In a continuing effort to better position itself for competition in the energy services industry (see Part II. Item 5: Electric Competition), CILCO made available in July 1995, Voluntary Early Retirement Incentive Programs (programs) to eligible employees. Elections to participate are due by November 6, 1995, with retirements effective January 1, 1996.
The program offered to the International Brotherhood of Electrical Workers (IBEW) is based upon an agreement made between CILCO and the union. The International Brotherhood of Firemen and Oilers (IBF&O) program is still subject to negotiation (see Part II. Item 5: CILCO's Union Contracts). Another program was offered to all management, office and technical workers. CILCO currently has 1,531 full-time employees of which 257 are eligible for these programs. Management expects the programs to generate an after-tax charge of approximately $5.2 million against fourth quarter 1995 earnings and to generate an annual after-tax cost reduction of approximately $2.7 million beginning in 1996. The annual after-tax charge would increase along with the annual after-tax cost reduction if a greater than anticipated number of eligible employees accepts the early retirement offer.

ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months and six months ended June 30, 1995 and 1994:

                            				       Three Months Ended  Six Months Ended
Components of ESE Net Income (Loss)         June 30,            June 30,
                                   				 1995       1994      1995      1994
                                         					     (In thousands)
Environmental and engineering
   services revenue                      $30,199   $33,832   $64,873   $63,216
Direct non-labor project costs            10,657    13,305    24,617    23,718
                                   					 -------   -------   -------   -------
   Net revenue                            19,542    20,527    40,256    39,498
                                    				 -------   -------   -------   -------
Expenses:
Direct salaries and other costs           10,167     9,928    20,315    19,392
General and administrative                 7,990     7,276    15,798    15,335
Depreciation and amortization              1,416     1,455     2,859     2,949
                                    				 -------   -------   -------   -------
   Operating expenses                     19,573    18,659    38,972    37,676
                                   					 -------   -------   -------   -------
Interest expense                             535       397     1,046       802
                                   					 -------   -------   -------   -------
   Income (loss) before income taxes        (566)    1,471       238     1,020
Income taxes                                (110)      645       317       543
                                   					 -------   -------   -------   -------
   ESE net income (loss)                 $  (456)  $   826   $   (79)  $   477
                                    				 =======   =======   =======   =======


ESE's results have fluctuated from quarter to quarter since its acquisition in 1990. Such fluctuations may be expected to continue. Factors influencing such variations include: project delays, which may be impacted by regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time ESE professionals have in the field; and the initial training of new professionals. Accordingly, results for any one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE incurs substantial direct project costs from the use of subcontractors on projects. These costs are passed directly through to ESE's clients. As a result, ESE measures its operating performance on the basis of net revenues, which are determined by deducting such direct project costs from gross revenues.

Net revenues decreased by 5% for the second quarter and were relatively unchanged for the six months ended June 30, 1995, compared to the same periods in 1994. The net revenue decrease for the second quarter of 1995 primarily resulted from changes in regulatory requirements of many states, funding delays at the federal level, increased competition in the market for laboratory services and a cost overrun on a single fixed-price project. ESE is not currently pursuing, and is reevaluating its approach to, projects of this type and size.

ESE's future operating results may be affected by a number of factors which have softened the marketplace for several of ESE's traditional lines of business. These factors include significant changes in regulatory requirements (cleanup standards), changes in the level of funding of government financed projects and increased price competition in the laboratory business. Revenue and earnings growth has been, and will continue to be, impacted by increased competitive pressures on pricing in both the government and private sectors.

ESE continues to position itself for competition in a continually changing business climate by evaluating its traditional business lines and expanding into new markets (see Part II. Item 5: ESE New Subsidiary contained herein and Part I. Item 1: Description of Business of ESE in the Company's 1994 Annual Report on Form 10-K).

Direct and indirect salary expense increased slightly for the second quarter and 5% for the six months ended June 30, 1995, compared to the same periods in 1994. These increases are primarily due to wage and salary increases effective March 1995.

General and administrative expenses increased by 10% for the quarter and 3% for the six months ended June 30, 1995, compared to the corresponding periods in 1994. These increases are attributable to higher travel-related costs and higher salary and related employee benefits expense resulting from wage increases effective in March 1995. The labor-intensive nature of ESE's business, allows it to adjust staffing levels, and management will make such adjustments, so as to appropriately reflect the changing business climate. ESE had 1,224 full-time equivalent employees at June 30, 1995, compared to 1,239 at June 30, 1994.

ESE's interest expense increased for the quarter and six months ended June 30, 1995, compared to the same periods in 1994. This increase was due to higher interest rates and higher average outstanding balances on ESE's short-term line of credit.


Other Businesses' Operations

The following table summarizes the components of Other Businesses'
(loss) for the three months and six months ended June 30, 1995 and 1994:

                            				       Three Months Ended    Six Months Ended
Components of Other Businesses'              June 30,              June 30,
  Net (Loss)                            1995      1994        1995     1994
						                                             (In thousands)
Revenue:
   Other revenue                        $1,707    $1,742       $4,382   $4,161
                                   					------    ------       ------   ------
Expenses:
   Operating expenses                      457     1,038        1,603    2,347
   Depreciation and amortization            49        49           97       96
   Interest expense                      1,491       758        3,083    1,553
   Income and other taxes                 (181)      114         (142)     243
                                    				------    ------       ------   ------
     Total expenses                      1,816     1,959        4,641    4,239
                                   					------    ------       ------   ------
     Other businesses' net (loss)       $ (109)   $ (217)      $ (259)  $  (78)
                                   					======    ======       ======   ======


Other revenues were relatively unchanged for the second quarter of 1995, compared to the second quarter of 1994. Other revenues were 5% greater for the six months ended June 30, 1995, compared to the corresponding time period for 1994, primarily due to a one-time preferred dividend in the first quarter of 1995 on a CVI investment and revenues generated by CILCORP Energy Services Inc., a wholly-owned CVI subsidiary, which primarily markets carbon monoxide detectors to utilities for resale. These revenues were partially offset by declining leveraged lease income. Under generally accepted accounting principles pertaining to leveraged leases, income declines as the lease portfolio matures.

Operating expenses were lower for the three months and six months ended June 30, 1995, compared to the corresponding periods in 1994, primarily due to several one-time charges during the first and second quarters of 1994 at the Holding Company, including CILCORP's termination of a lease at an ESE facility. The lease was entered into during negotiations which led to CILCORP's 1990 acquisition of ESE.

Interest expense increased in the three months and six months ended June 30, 1995, compared to the corresponding periods in 1994, as a result of an increase in long-term debt incurred to fund operations of subsidiaries other than CILCO.

Income and other taxes were lower in the first quarter of 1995, compared to the first quarter of 1994, primarily due to lower pre-tax income.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1994 Annual Report on Form 10-K and "Note 3.
Contingencies," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

CILCO

On July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by the current property owner, Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from a gas manufacturing plant. Currently, discovery is being undertaken. CILCO never owned or operated the plant but later owned a portion of the site (Site D). The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO is vigorously defending these claims. For a further discussion of gas manufacturing plant sites, refer to Note 3. Contingencies. Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

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

Item 5:  Other Information

Public Utility Holding Company Act

In June 1995, the SEC issued a report, "The Regulation of Public-Utility Holding Companies," which contained its recommendations as to the future of the Public Utility Holding Company Act (Act). The SEC's recommendations are of two types: legislative recommendations for Congress to consider and proposals for SEC administrative reform of the Act. Three legislative recommendations are contained within the report: conditional repeal of the Act; unconditional repeal of the Act; and broader exemptive authority. Hearings on proposed legislative changes began August 4, 1995, before a subcommittee of the Energy and Commerce Commission of the U. S. House of Representatives. The Company will continue to monitor these legislative proposals as well as administrative changes undertaken by the SEC.

Electric Competition

The National Energy Policy Act of 1992 encourages competition but specifically bans federally-mandated wheeling of power for retail customers. However, several state public utility regulatory commissions are investigating or adopting pilot programs to initiate retail wheeling. At present, incentive regulation is being implemented, or considered by public utility commissions in over twenty states. Utilities may benefit or lose depending upon their ability to reduce costs and improve efficiency.

Illinois Senate Bill 232 was signed by the governor on July 21, 1995, becoming Public Act 89-0194. The new law offers gas and electric public utilities an opportunity to develop alternative regulation and performance-based ratemaking programs by petitioning the ICC. These experimental programs will be subject to standards established by the ICC and restricted to the public utility's service territory. In addition, the programs will not extend beyond June 30, 2000. A report on the results of the programs will be delivered to the Illinois legislature by December 31, 2000. Programs developed under the law may become effective January 1, 1996, with the ICC's approval.

CILCO participated in a state-wide "Regulatory Initiatives Task Force"
(RITF) to review and analyze regulation in Illinois. The RITF, which examined the status of past and future regulation, presented eight potential competitive scenarios with individual comments from each task force participant as part of its study. The completed text describing this study was printed and provided to the ICC and the Illinois legislature for educational and planning purposes.

Legislation was introduced in the Illinois General Assembly in the spring of this year to provide, among other things, an option for electric utilities to lease their generating plants to a subsidiary or other affiliated company, to provide for retail wheeling for larger electric customers within five years, to provide experimental retail wheeling for smaller electric customers, to create a new class or status of "competitive" customers that are permitted to negotiate service contracts with their electric utility suppliers without regulatory oversight and to provide for alternative regulation similar to that contained in Public Act 89-0194. The proposed legislation was supported by at least one major electric utility in Illinois and by a group of Illinois industrial customers. The legislation was not adopted by this year's session of the legislature. Instead, the legislature passed Senate Joint Resolution 21 (SJR 21) on
May 25, 1995, creating the Joint Committee on Electric Utility Regulatory Reform (Committee) to study deregulation and increased competition in the provision of electric service in Illinois. The Committee will review reports and studies from a diverse group of organizations. A technical advisory group comprised of representatives from the ICC and various companies, including CILCO, will conduct research and offer testimony. SJR 21 specifically requires the Committee to consider the legislative proposal described at the beginning of this paragraph as a "key element" in its deliberations. A series of workshops will be held to facilitate the Committee's progress. A preliminary report, including specific legislative proposals, is required to be submitted to the Illinois legislature by December 1, 1995; the final legislative package is due on or before November 8, 1996.

On March 29, 1995, the FERC initiated a Notice of Proposed Rulemaking
(NOPR), which addresses expanded transmission access, recovery of stranded investment due to increased wholesale competition, information sharing and other issues related to expanded competition in the electric utility industry. The FERC's NOPR seeks comments on proposals concerning transaction coordination, record-keeping, reporting, tariffs, state-versus-federal jurisdiction and many other related topics. CILCO is reviewing the NOPR to determine its effect on operations and to develop a strategy for dealing with its provisions.

In July 1995, CILCO filed comments with the FERC on its proposal to mandate real-time information networks (RINs). These comments address the implementation of costly programs, such as RINs, which place a disproportionate cost burden on smaller competitive utilities, such as CILCO, which have fewer wholesale transactions of lesser value. In August 1995, CILCO filed comments with the FERC on its proposal to require open access to electric transmission networks and its stranded cost subsidy proposal. CILCO suggests that only partial and not full recovery of stranded costs should be permitted during a limited term. CILCO intends to be an active participant in the new competitive markets and intends to file open access tariffs consistent with those included in the NOPR.

With the proposed changes in the regulatory environment and the potential for increased competition in the electric utility industry at both the wholesale and retail levels, CILCO anticipates changes in the manner in which the industry operates in the years to come. Management cannot predict the ultimate effect of these changes, but believes that, at a minimum, larger customers may have increased opportunities to select the electric supplier of their choice and that low operating costs and improved efficiency will be key competitive factors for electric utilities. CILCO management continues to position itself for competition by keeping its costs and prices low, maintaining good customer relations and developing the flexibility to respond directly to individual customer requirements.

CILCO's Electric Least Cost Plan

The Illinois statute governing public utilities requires the ICC to review and adopt electric least cost energy plans (LCPs) for public utilities. In general, CILCO's LCP consists of customer demand forecasts and the projected resources that CILCO will rely upon to meet that demand. The planning horizon is twenty years, and the LCP is reviewed by the ICC every three years.

CILCO filed its most recent electric LCP on June 30, 1995; the ICC is required to make a decision on whether to adopt this or a modified plan after an eleven-month public hearing process. This LCP contains several existing Demand Side Management (DSM) programs, including interruptible and standby generation rates, residential heat pumps, commercial audits and the "In Concert With The Environment" program. The new plan also proposes to add four new DSM programs to help meet system load growth anticipated over the planning period. These include new interruptible contracts, new standby generation contracts, air conditioning cycling and targeted thermal storage cooling programs. Three new informational programs are also proposed, including new construction efficiency, motor efficiency and commercial lighting efficiency programs. Based on a preliminary assessment, electric DSM programs are projected to reduce CILCO's peak demand by 137 MW over the twenty-year planning horizon.

Audit Of CILCO's Gas Operations

In September 1994, as part of a settlement arrangement with the U.S. Department of Justice, CILCO agreed to underwrite the reasonable expense of an outside expert, selected by the ICC, to examine CILCO's gas operations manuals and systems to ensure they comply with all applicable statutes and regulations. CILCO estimates the cost of the audit will be $350,000 and expects the audit to conclude by the end of 1995. For additional information refer to Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K.

CILCO Sale Of R. S. Wallace Station

In 1994, CILCO entered into an option agreement to sell for $7 million the 95-acre site of the former R. S. Wallace Station, a retired electric generating plant. On January 5, 1995, the ICC approved the sale and the accounting treatment of the proceeds. Various significant terms and conditions must be satisfied in order for the sale to be completed. If such terms and conditions are satisfied, CILCO expects a portion of the sale will be completed in 1995, with the remainder to be completed during 1996 and 1997. Gain on the sale would be included in other income during 1995, 1996 and 1997.

CILCO's Coal Contract Arbitration

Freeman United Coal Mining Company (Freeman), a coal supplier with whom CILCO has a long-term contract, notified CILCO of its intent to calculate charges related to post-retirement benefits other than pensions (SFAS 106) on the accrual basis and include them in its billings to CILCO based upon a 1986 Coal Supply Agreement. This is a change from the cash method of billing for these expenses. Freeman has billed CILCO an additional $5.1 million for SFAS 106 charges for the period from January 1, 1993, through June 30, 1995. CILCO anticipates that Freeman will continue to bill CILCO on the accrual basis for SFAS 106 expenses. Based upon the language of a 1992 settlement agreement between CILCO and Freeman, CILCO believes it is responsible for paying these SFAS 106 expenses on a cash basis rather than on an accrual basis. To date, no liability for these charges has been recorded and no payments have been remitted to Freeman.
This issue has been submitted to arbitration.

CILCO believes that any additional charges which may be paid to Freeman are properly recoverable through the fuel adjustment clause. Management cannot currently determine the outcome of this arbitration, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

CILCO's Union Contracts

CILCO is presently engaged in contract negotiations with one of its unions, the IBF&O. The IBF&O agreed to extend its current contract which expired June 30, 1995, on a day-to-day basis with the right of either party to give a ten-day advance notice to terminate the contract. The next contract negotiation meeting is scheduled for August 10, 1995. A two-year contract with the IBEW members was ratified effective
July 1, 1995.

ESE New Subsidiary

ESE formed a wholly-owned subsidiary on May 4, 1995, to engage in the business of removal of unexploded ordnance and related waste from contaminated sites. Employees of this subsidiary are primarily former military personnel who have been trained in unexploded ordnance procedures. ESE's initial equity investment in the subsidiary is $100,000.

Item 6:  Exhibits and Reports on Form 8-K.

(a)     Exhibits

       	27 - Financial data schedules

(b)     Reports on Form 8-K

        None

                              					 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   								     CILCORP Inc.
                                       									(Registrant)



Date August 10, 1995                             R. O. Viets
                                   								      R. O. Viets
                                    								    President and
                                   								Chief Executive Officer


Date August 10, 1995                             J. L. Barnett
                                      								   J. L. Barnett
                                        									  Controller

                        			       SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   					   CENTRAL ILLINOIS LIGHT COMPANY
                                            							  (Registrant)



Date  August 10, 1995                           T. S. Romanowski
                                          						T. S. Romanowski
                                        					Vice President and Chief
                                         							Financial Officer




Date  August 10, 1995                           R. L. Beetschen
                                          						R. L. Beetschen
                                        						Controller and Manager
                                        						    of Accounting