Form 10-Q
period 1995-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1995-11-09
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Quarterly period ended September 30, 1995

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
                       Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at November 6, 1995       13,265,509

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at November 6, 1995     13,563,871


                               CILCORP INC.
                                   AND
                      CENTRAL ILLINOIS LIGHT COMPANY
            FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995
                                   INDEX



PART I.     FINANCIAL INFORMATION
                                                              Page No.

Item 1:     Financial Statements

            CILCORP INC.

               Consolidated Balance Sheets                        3-4

               Consolidated Statements of Income                   5

               Consolidated Statements of Cash Flows              6-7

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                        8-9

               Consolidated Statements of Income                  10

               Consolidated Statements of Cash Flows             11-12

            Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company      13-14

Item 2:     Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               CILCORP Inc. and Central Illinois Light Company   15-26

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                     27

Item 5:     Other Information                                    27-32

Item 6:     Exhibits and Reports on Form 8-K                      32

Signatures                                                       33-34

                         CILCORP INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                     September 30,   December 31,
                                                          1995          1994
ASSETS                                                (Unaudited)
Current assets:
Cash and temporary cash investments                   $    5,575      $    1,604
Receivables, less reserves of $2,378 and $2,291           60,813          55,779
Accrued unbilled revenue                                  31,724          40,474
Fuel, at average cost                                      9,879          14,765
Materials and supplies, at average cost                   17,929          17,173
Gas in underground storage, at average cost               17,197          17,484
Prepayments and other                                     11,035          12,402
                                                      ----------      ----------
     Total current assets                                154,152         159,681
                                                      ----------      ----------
Investments and other property:
Investment in leveraged leases                           125,627         120,961
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $32,591 and $28,831                                     1,982           1,637
Other investments                                          3,745           3,790
                                                      ----------      ----------
     Total investments and other property                131,354         126,388
                                                      ----------      ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                            1,108,228       1,092,382
   Gas                                                   368,971         355,270
                                                      ----------      ----------
                                                       1,477,199       1,447,652
Less - accumulated provision for depreciation            683,537         653,571
                                                      ----------      ----------
                                                         793,662         794,081
Construction work in progress                             82,928          71,105
Plant acquisition adjustments, being amortized
   to 1999                                                 2,821           3,355
Other, net of depreciation                                23,296          23,152
                                                      ----------      ----------
     Total property, plant and equipment                 902,707         891,693
                                                      ----------      ----------
Other assets:
Prepaid pension expense                                   11,720          13,423
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $4,117 and $3,589                                      24,020          24,548
Other                                                     23,754          22,651
                                                      ----------      ----------
     Total other assets                                   59,494          60,622
                                                      ----------      ----------
     Total assets                                     $1,247,707      $1,238,384
                                                      ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                     September 30,  December 31,
                                                          1995         1994
LIABILITIES AND STOCKHOLDERS' EQUITY                  (Unaudited)
Current liabilities:
Current portion of long-term debt                      $   19,037  $   21,200

Notes payable                                              34,935      29,400
Accounts payable                                           37,732      51,952
Accrued taxes                                               9,658       7,729
Accrued interest                                            4,100       9,024
Purchased gas adjustment over-recoveries                    2,121       2,142
Other                                                      15,113      16,557
                                                       ----------  ----------
     Total current liabilities                            122,696     138,004
                                                       ----------  ----------
Long-term debt                                            330,697     326,695
                                                       ----------  ----------
Deferred credits and other liabilities:
Deferred income taxes                                     249,034     246,815
Net regulatory liability of regulated subsidiary           56,775      59,997
Deferred investment tax credit                             24,908      26,178
Customers' advances for construction and other             32,751      29,860
                                                       ----------  ----------
     Total deferred credits                               363,468     362,850
                                                       ----------  ----------
Preferred stock of subsidiary                              66,120      66,120
                                                       ----------  ----------
Stockholders' equity:

Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,247,104 and
   13,035,756 shares                                      175,567     167,987
Retained earnings                                         189,159     176,728
                                                       ----------  ----------
     Total stockholders' equity                           364,726     344,715
                                                       ----------  ----------
     Total liabilities and stockholders' equity        $1,247,707  $1,238,384
                                                       ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                     CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
                             (In thousands)*
                               (Unaudited)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        1995         1994      1995      1994
Revenue:
Electric                             $104,201     $92,749    $254,443   $244,490
Gas                                    17,834      15,393     101,331    110,543
Environmental and engineering
   services                            33,424      35,204      98,296     98,420
Other businesses                        2,115       2,508       6,580      6,983
                                     --------    --------    --------   --------
   Total                              157,574     145,854     460,650    460,436
                                     --------    --------    --------   --------
Operating expenses:
Fuel for generation and
   purchased  power                    27,773      27,565      80,192     81,839
Gas purchased for resale                5,342       5,712      44,089     60,071
Other operations and maintenance       58,791      60,619     174,908    174,685
Disallowed plant cost of regulated
   subsidiary                             --        4,636          --      4,636
Depreciation and amortization          16,123      15,558      47,753     46,614
Taxes, other than income taxes          9,305       8,890      29,083     28,388
                                     --------    --------    --------   --------
   Total                              117,334     122,980     376,025    396,233
                                     --------    --------    --------   --------
Fixed charges and other:
Interest expense                        7,310       6,889      22,218     19,639
Preferred stock dividends
   of subsidiary                          833         761       2,500      2,190
Allowance for funds used during
   construction                           (10)       (154)       (307)      (323)
Other                                      76         220         461        492
                                     --------    --------    --------   --------
   Total                                8,209       7,716       24,872    21,998
                                     --------    --------    --------   --------
Income before income taxes             32,031      15,158      59,753     42,205
Income taxes                           12,596      5,588       23,169     15,993
                                     --------    --------    --------   --------
   Net income available for
      common stockholders            $ 19,435    $  9,570    $ 36,584   $ 26,212
                                     ========    ========    ========   ========
Average common shares outstanding      13,191      13,036      13,104     13,023

   Net income per common share       $   1.47    $    .73     $  2.79  $    2.01

   Dividends per common share        $    .615    $   .615     $ 1.845  $  1.845


*Except per share amounts
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                         1995          1994
 Cash flows from operating activities:
Net income before preferred dividends                $39,084       $28,403

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease income and investment income         (4,984)       (4,911)
  Disallowed plant cost of regulated subsidiary          --          4,636
  Depreciation and amortization                       47,753        46,614
  Deferred income taxes, investment tax credit and
    regulatory liability of subsidiary, net           (2,273)        3,394
Changes in operating assets and liabilities:
  Decrease in accounts receivable and accrued
    unbilled revenue                                   3,716         6,687
  Decrease (increase) in inventories                   4,417        (3,477)
  Decrease in accounts payable                       (14,220)         (537)
  Increase in accrued taxes                            1,929         1,372
  Decrease in other assets                             2,152           944
  Decrease in other liabilities                       (3,498)       (5,844)
                                                     -------       -------
  Total adjustments                                   34,992        48,878
                                                     -------       -------
     Net cash provided by operating activities        74,076        77,281
                                                     -------       -------
Cash flows from investing activities:
Additions to plant                                   (55,601)      (63,557)
Proceeds from sale of long-term investments              872           575
Other                                                 (3,678)        3,202
                                                     -------       -------
     Net cash used in investing activities           (58,407)      (59,780)
                                                     -------       -------
Cash flows from financing activities:
Net increase in short-term debt                        5,535         8,100
Increase in long-term debt                            19,766            --
Repayment of long-term debt                          (17,927)         (157)
Common dividends paid                                (24,152)      (24,053)
Preferred dividends paid                              (2,500)       (2,190)
Proceeds from issuance of stock                        7,580         2,325
                                                     -------       -------
     Net cash used in financing activities           (11,698)      (15,975)
                                                     -------       -------
Net increase in cash and temporary cash
  investments                                          3,971         1,526
Cash and temporary cash investments at beginning
  of year                                              1,604         1,440
                                                     -------       --------
Cash and temporary cash investments at
   September 30                                      $ 5,575       $ 2,966
                                                     =======       ========


Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                          $26,153       $24,852

   Income Taxes                                       20,434        12,172

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Balance Sheets
                             (In thousands)

                                                    September 30, December 31,
ASSETS                                                  1995          1994
                                                    (Unaudited)
Utility plant, at original cost:

  Electric                                            $1,108,228   $1,092,382
  Gas                                                    368,971      355,270
                                                      ----------   ----------
                                                       1,477,199    1,447,652
  Less - accumulated provision for depreciation          683,537      653,571
                                                      ----------   ----------
                                                         793,662      794,081
Construction work in progress                             82,928       71,105
Plant acquisition adjustments, net of
  amortization                                             2,821        3,355
                                                      ----------   ----------
    Total utility plant                                  879,411      868,541
                                                      ----------   ----------
Other property and investments:
Cash surrender value of company-owned life
  insurance (net of related policy loans of
  $32,591 and  $28,831)                                    1,982        1,637
Other                                                      1,096        1,041
                                                      ----------   ----------
    Total other property and investments                   3,078        2,678
                                                      ----------   ----------
Current assets:
Cash and temporary cash investments                          650          629
Receivables, less reserves of $640 and $600               36,802       30,543
Accrued unbilled revenue                                  16,034       22,340
Fuel, at average cost                                      9,879       14,765
Materials and supplies, at average cost                   16,519       16,731
Gas in underground storage, at average cost               17,197       17,484
Other                                                      8,544        7,217
                                                      ----------   ----------
     Total current assets                                105,625      109,709
                                                      ----------   ----------
Deferred debits:
Unamortized loss on reacquired debt                        6,143        6,486
Unamortized debt expense                                   2,317        2,212
Prepaid pension cost                                      11,720       13,423
Other                                                     14,464       13,957
                                                      ----------   ----------
     Total deferred debits                                34,644       36,078
                                                      ----------   ----------
     Total assets                                     $1,022,758   $1,017,006
                                                      ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                      CENTRAL ILLINOIS LIGHT COMPANY
                       Consolidated Balance Sheets
                              (In thousands)

                                                    September 30, December 31,
CAPITALIZATION AND LIABILITIES                           1995         1994
                                                     (Unaudited)
Capitalization:

Common shareholder's equity:
   Common stock, no par value; authorized
  20,000,000 shares; outstanding 13,563,871
     shares                                           $  185,661  $  185,661
   Retained earnings                                     142,831     122,125
                                                      ----------  ----------
     Total common shareholder's equity                   328,492     307,786
Preferred stock without mandatory redemption              44,120      44,120
Preferred stock with mandatory redemption                 22,000      22,000
Long-term debt                                           282,388     278,359
                                                      ----------  ----------
     Total capitalization                                677,000     652,265
                                                      ----------  ----------
Current liabilities:
Current maturities of long-term debt                      16,000         --
Notes payable                                             15,500      23,400
Accounts payable                                          33,477      47,536
Accrued taxes                                              2,796       4,284
Accrued interest                                           4,130       8,477
PGA over-recoveries                                        2,121       2,142
Level payment plan                                         1,173       4,155
Other                                                      4,478       6,809
                                                      ----------  ----------
     Total current liabilities                            79,675      96,803
                                                      ----------  ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                        151,581     151,856
Regulatory liability, net                                 56,775      59,997
Investment tax credits                                    24,908      26,178
Capital lease obligation                                   3,120       2,665
Other                                                     29,699      27,242
                                                      ----------  ----------
     Total deferred liabilities and credits              266,083     267,938
                                                      ----------  ----------
     Total capitalization and liabilities             $1,022,758  $1,017,006
                                                      ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                              CENTRAL ILLINOIS LIGHT COMPANY
                             Consolidated Statements of Income
                                     (In thousands)
                                        (Unaudited)
                                          Three Months Ended     Nine Months Ended
                                             September 30,         September 30,
                                            1995       1994       1995       1994
Operating revenues:
Electric                                $104,201    $ 92,749   $254,443   $244,490
Gas                                       17,834      15,393    101,331    110,543
                                        --------    --------   --------   --------
      Total operating revenues           122,035     108,142    355,774    355,033
                                        --------    --------   --------   --------
Operating expenses:
Cost of fuel                              23,667      25,071     70,783     75,640
Cost of gas                                5,342       5,712     44,089     60,071
Purchased power                            4,106       2,494      9,409      6,199
Other operation and maintenance           27,651      27,270     82,205     82,266
Depreciation and amortization             14,488      13,852     42,805     41,506
Income taxes                              12,437      7,709      24,057     18,129
Other taxes                                8,217       7,807     25,397     24,784
                                        --------    --------   --------   --------
      Total operating expenses            95,908      89,915    298,745    308,595
                                        --------    --------   --------   --------
Operating income                          26,127      18,227     57,029     46,438

Other income and deductions:
Cost of equity funds capitalized              --          --         --         23
Company-owned life insurance, net            (76)       (220)      (461)      (492)
Disallowed plant cost                         --      (4,636)        --     (4,636)
Income tax reduction for disallowed
  plant cost                                  --       1,840         --      1,840
Other, net                                  (116)       (981)       (16)    (1,023)
                                        --------    --------   --------   --------
      Total other income and
         (deductions)                       (192)     (3,997)      (477)    (4,288)
                                        --------    --------   --------   --------
Income before interest expenses           25,935      14,230     56,552     42,150
                                        --------    --------   --------   --------
Interest expenses:
Interest on long-term debt                 5,242       4,809     14,992     14,413
Cost of borrowed funds capitalized           (10)       (154)      (307)      (300)
Other                                        597         589      2,605      1,379
                                        --------    --------   --------   --------
      Total interest expenses              5,829       5,244     17,290     15,492
                                        --------    --------   --------   --------
Net income                                20,106       8,986     39,262     26,658
                                        --------    --------   --------   --------
Dividends on preferred stock                 833         761      2,500      2,190
                                        --------    --------   --------   --------
Net income available for common stock   $ 19,273    $  8,225   $ 36,762   $ 24,468
                                        ========    ========   ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                        1995        1994
Cash flows from operating activities:
Net income before preferred dividends                  $ 39,262   $ 26,658
Adjustments to reconcile net income to net cash
 provided by operating activities:
Disallowed plant costs                                     --        4,636
Income tax reduction for disallowed plant costs            --       (1,840)
  Depreciation and amortization                          43,338     42,040
  Deferred taxes, investment tax credits and
    regulatory liability, net                            (4,768)    (2,796)
  (Increase) decrease in accounts receivable             (6,260)     1,237
  Decrease (increase) in fuel, materials and
    supplies, and gas in underground storage              5,385     (3,477)
  Decrease in unbilled revenue                            6,306     10,978
  (Decrease) increase in accounts payable               (14,059)     1,007
  Decrease in accrued taxes and interest                 (5,835)    (5,282)
  Capital lease payments                                    428        359
  Decrease in other current assets                        3,279        354
  Decrease in other current liabilities                  (5,334)    (1,377)
  (Increase) decrease in other non-current assets        (1,542)     1,815
  Increase in other non-current liabilities               1,845      2,348
                                                       --------   --------
     Net cash provided by operating activities           62,045     76,660
                                                       --------   --------
Cash flows from investing activities:
  Capital expenditures                                  (51,689)   (60,468)
  Cost of equity funds capitalized                           --        (23)
  Other                                                  (3,217)    (4,190)
                                                       --------   --------
     Net cash used in investing activities              (54,906)   (64,681)
                                                       --------   --------
Cash flows from financing activities:
  Common dividends paid                                 (16,056)    (8,010)
  Preferred dividends paid                               (2,500)    (2,190)
  Long-term debt issued                                  19,766         --
  Payments on capital lease obligation                     (428)      (359)
  Decrease in short-term borrowing                       (7,900)    (1,200)
                                                       --------   --------
     Net cash used in financing activities               (7,118)   (11,759)
                                                       --------   --------
Net increase in cash and temporary cash investments          21        220

Cash and temporary cash investments at beginning of
  year                                                      629        594
                                                       --------   --------
Cash and temporary cash investments at September 30    $    650   $    814
                                                       ========   ========


Supplemental disclosures of cash flow information:

Cash paid during the period for:
     Interest (net of cost of borrowed funds
 capitalized)                                           $21,021   $ 20,354

  Income taxes                                           26,290     21,261


The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.




             CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE) and CILCORP's other
subsidiaries after elimination of intercompany transactions.   CILCORP
owns 100% of the common stock of CILCO. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

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

Order 636 also permitted pipeline suppliers to recover from gas distribution companies prudently incurred transition costs attributed to compliance with Order 636. As of September 30, 1995, pipeline suppliers have billed CILCO, subject to refund, approximately
$2 million of transition costs, including interest. These charges have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). The PGA allows CILCO to adjust customer billings to reflect changes in the cost of natural gas. Presently, CILCO cannot determine its actual allocation of suppliers' transition costs but believes that it could ultimately be billed up to an additional $1.8 million, excluding interest. During 1994, the Illinois Commerce Commission (ICC) affirmed the right of Illinois gas distribution companies to recover pipeline transition costs from their customers; therefore, management does not expect Order 636 to materially impact CILCO's financial position or results of operations.

CILCO has recorded a regulatory asset and corresponding liability of $1.9 million on the Balance Sheets as of September 30, 1995, representing the minimum amount of the estimated range of costs which CILCO expects to incur related to transition costs. The current portion of this regulatory asset and corresponding liability is $.4 million.

NOTE 3.  Contingencies

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party (PRP) under federal or state environmental laws.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites (Sites A, B, C and D) located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. CILCO previously operated plants at three of the four sites (Sites A, B and C) and currently owns two (Sites A and B). In cooperation with the Illinois Environmental Protection Agency, CILCO completed remedial action in 1991 at Site A, at a cost of $3.3 million. In 1994, CILCO investigated Site B to define the extent of waste materials on site. A risk assessment for Site B is currently being developed, which will be followed by a feasibility study of remedial alternatives in 1995. The preliminary results of this study should be completed by the end of 1995, and finalized by June 1996. CILCO has paid to date approximately $362,000 to outside parties for investigating, testing and clean-up of Site B. CILCO has not yet formulated a remediation plan for Site C. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation of Site C. CILCO has not yet determined the extent, if any, of its remediation responsibility for Site D.

CILCO expects to spend approximately $300,000 for former gas manufacturing plant site monitoring, legal fees and feasibility studies in 1995. A $4.6 million regulatory asset and a corresponding liability are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through September 1995 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through September 30, 1995, CILCO has recovered approximately
$3.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Since the spring of 1994, this gas rate rider allowed recovery of these costs over five years without carrying charges. On April 20, 1995, the Illinois Supreme Court held that Illinois utilities are entitled to recover 100% of their prudently incurred coal tar remediation costs. Based upon the Supreme Court's decision, the ICC granted CILCO's request to place into effect beginning November 1, 1995, revised gas rate riders which will allow recovery of coal tar remediation costs in the year they are incurred. Under these circumstances, management continues to believe that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

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

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related interests and affordable residential housing.

CVI invests in ventures in environmental services, energy, biotechnology, health care and telecommunications.

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

The Company

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On September 30, 1995, CILCORP had committed bank lines of credit of $50 million, of which $19 million was used.

From March 20 through November 6, 1995, the Company issued 229,753 shares of common stock at an average price of $36.51 per share through the CILCORP Inc. Automatic Reinvestment and Stock Purchase Plan (DRIP) and the CILCO Employees' Savings Plan (ESP). Depending on market conditions, the Company may issue additional shares of common stock through the DRIP, the ESP or a conventional stock offering. The proceeds from newly-issued stock will continue to be used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at CILCO and for other corporate purposes.

At September 30, 1995, the Company had issued $48 million of medium-term notes (all issued prior to 1995) under its $75 million medium-term note program. The Company may issue additional notes during 1995 through 1997 under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $52 million for the nine months ended September 30, 1995, and are anticipated to be approximately $18 million for the remainder of 1995. The installation of electric generating equipment for a cogeneration plant at Midwest Grain Products, Inc. (MWG) is complete. The plant, which is owned by CILCO, began providing steam heat to MWG's Pekin, Illinois, facility in December 1994, and began generating electricity for distribution to CILCO's customers on June 8, 1995. CILCO anticipates the total cost of the project to be approximately $18.9 million. As the utility industry heads toward competition, (see Part II. Item 5: Electric Competition) CILCO recognizes the need for different systems and processes for providing quality customer service. To address this need, CILCO replaced its Customer Information System (CIS) in September 1995, at a cost of approximately $12.6 million. Capital expenditures for the years 1996 and 1997 are estimated to be $64 million and $61 million, respectively. However, management is currently reviewing the capital expenditures program which may result in reduced capital expenditures for 1996 and 1997.

On May 19, 1995, CILCO issued $20 million of secured medium-term notes due May 19, 2025. The stated interest rate on the new notes is 7.73%. These notes are redeemable at a premium after ten years and at par after twenty years. The proceeds from the issuance of the notes were used to finance capital expenditures and to retire a portion of CILCO's short-term debt.

CILCO plans to issue $16 million of secured medium-term notes to retire outstanding long-term debt maturing in 1996. In addition, CILCO has been authorized by the ICC to enter into arrangements for the issuance of up to $25 million of pollution control bonds to finance pollution control facilities, including proposed new solid waste disposal facilities at CILCO's Duck Creek generating station. CILCO intends to finance the remainder of its 1995 and 1996 capital expenditures with funds provided by operations and capital provided by CILCORP.

At September 30, 1995, CILCO had bank lines of credit aggregating
$30 million which are used to support CILCO's issuance of commercial paper. CILCO had $15.5 million of commercial paper outstanding at September 30, 1995, and expects to issue commercial paper periodically throughout the remainder of 1995.


ESE

For the nine months ended September 30, 1995, ESE's capital expenditures for capital additions and improvements were approximately $3.7 million. Capital expenditures for the remainder of 1995 are expected to be approximately $400,000.

At September 30, 1995, ESE had borrowed $20.5 million from the Holding Company, a decrease of $5.1 million from December 31, 1994. ESE has a $10 million bank line of credit, of which $4.4 million was used at September 30, 1995, to collateralize performance bonds issued in connection with ESE projects. ESE expects to finance its capital expenditures and working capital needs during the remainder of 1995 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

CIM

At September 30, 1995, CIM had outstanding debt of $26 million, consisting of $23 million borrowed from the Holding Company and $3 million borrowed from banks. Capital expenditures are anticipated to be approximately $1 million for the remainder of 1995. CIM expects to finance new investments and working capital needs during the remainder of 1995 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

                          Results Of Operations

The following table summarizes net income of CILCO, ESE and Other
Businesses for the three months and nine months ended September 30, 1995 and 1994.

                                          Three Months Ended    Nine Months Ended
                                            September 30,          September 30,
                                           1995      1994        1995       1994
                                                        (In thousands)
                                                          (Unaudited)
Core businesses:
CILCO
 Electric operating income              $26,079   $20,131    $47,004   $41,561
 Gas operating income (loss)                 48    (1,904)    10,025     4,877
                                         ------    ------     ------   -------
    Total utility operating income       26,127    18,227     57,029    46,438
 Utility other income and deductions     (6,021)   (9,241)   (17,767)  (19,780)
 Preferred stock dividends of CILCO        (833)     (761)    (2,500)   (2,190)
                                         ------    ------    -------   -------
     Total utility net income            19,273     8,225     36,762    24,468
ESE
 ESE net income                             413       967        333     1,444
                                         ------    ------    -------   -------
Other businesses:
 Other businesses net income (loss)        (251)      378       (511)      300
                                        -------   -------    -------   -------
 Consolidated net income available
      to common shareholders            $19,435   $ 9,570    $36,584   $26,212
                                        =======   =======    =======   =======

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended
September 30, 1995 and 1994:

Components of CILCO Electric          Three Months Ended     Nine Months Ended
Operating Income                        September 30,          September 30,
                                       1995        1994       1995       1994
                                                   (In thousands)

Revenue:
  Electric retail                   $103,214     $91,704    $251,108  $236,799
  Sales for resale                       987       1,045       3,335     7,691
                                    --------     -------    --------  --------
     Total revenue                   104,201      92,749     254,443   244,490
                                    --------     -------    --------  --------
Cost of Sales:
  Cost of fuel                        23,667      25,071      70,783    75,640
  Purchased power                      4,106       2,494       9,409     6,199
  Revenue taxes                        4,686       4,109      11,164    10,083
                                    --------     -------    --------  --------
     Total cost of sales              32,459      31,674      91,356    91,922
                                    --------     -------    --------  --------
        Gross margin                  71,742      61,075     163,087   152,568
                                    --------     -------    --------  --------
Operating Expenses:
  Other operation and maintenance     19,640      18,825      57,928    56,759
  Depreciation and amortization       10,397       9,888      30,849    29,663
  Income and other taxes              15,626      12,231      27,306    24,585
                                    --------     -------    --------  --------
     Total operating expenses         45,663      40,944     116,083   111,007
                                    --------     -------    --------  --------
     Electric operating income      $ 26,079     $20,131    $ 47,004  $ 41,561
                                    ========     =======    ========  ========


Electric gross margin increased 18% for the quarter ended
September 30, 1995, compared to the same period in 1994, primarily due to increases in residential and commercial kilowatt hour (Kwh) sales of 29% and 12%, respectively. The increase in sales resulted from warmer weather. Cooling degree days for the quarter were 39% higher than 1994, and 35% higher than normal. Industrial sales decreased 6% primarily due to lower demand by several large industrial customers. Overall retail sales were 10% higher for the quarter ended September 30, 1995, compared to the corresponding 1994 period. CILCO set a new all-time system peak demand of 1,188,000 Kwh on August 17, 1995.

Electric gross margin increased 7% for the nine months ended
September 30, 1995, compared to the same period in 1994, primarily due to a 5% increase in retail sales. Residential and commercial sales increased 7% and 5%, respectively, while industrial sales increased slightly for the nine months ended September 30, 1995, compared to 1994. The increase in residential sales was primarily due to warmer weather. The increase in commercial sales resulted from an increased number of commercial customers and higher demand because of warmer weather. Cooling degree days were 12% higher for the nine months ended
September 30, 1995, compared to the same period in 1994, and 17% higher than normal.

CILCO's largest customer is Caterpillar Inc. On June 20, 1994, Caterpillar employees represented by the United Auto Workers began a strike at certain Caterpillar facilities in CILCO's service territory. To date, the strike has not had an adverse effect on CILCO's sales to Caterpillar. CILCO management cannot predict what, if any, impact a continued strike at Caterpillar will have on CILCO's future revenues or earnings.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may ultimately be affected in the long-term by increased competition in the electric utility industry (see Part II. Item 5: Electric Competition).

Energy sales to other utilities (sales for resale) decreased for the quarter and nine months ended September 30, 1995. The decline in sales for resale resulted from lower available capacity and lower demand for electricity from neighboring utilities. Sales for resale vary based on energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects increased competition and reduced margins in the sales for resale and purchased power markets.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel decreased 6% for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. This decrease was partially offset by an increase in purchased power for those same periods. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so or when required to meet CILCO power requirements, such as during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed on to CILCO's customers via the fuel adjustment clause (FAC).
The FAC allows CILCO to pass increases and decreases in the cost of fuel through to customers.

Other operation and maintenance expenses increased 4% for the quarter ended September 30, 1995, compared to the same period in 1994. The increase for the third quarter was primarily due to increases in property plant maintenance expenses and outside services. Decreased purchases of multi-use software partially offset the increase for the third quarter of 1995.

Other operation and maintenance expenses increased slightly for the nine months ended September 30, 1995, compared to 1994. The increases were primarily due to increased property plant maintenance expenses, injury and damage claims, outside services and power plant operating expenses. These increases were partially offset by decreased software purchases and employee benefit costs.

Depreciation and amortization expense increased, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other tax expense increased for the quarter and nine months ended September 30, 1995, primarily due to higher pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 1995 and 1994:

Components of Gas                     Three Months Ended     Nine Months Ended
Operating Income                        September 30,          September 30,
                                       1995        1994       1995       1994
                                                   (In thousands)
Revenue:
  Sale of gas                        $15,999     $13,345    $ 94,950  $103,193
  Transportation services              1,835       2,048       6,381     7,350
                                     -------     -------    --------  --------
     Total revenue                    17,834      15,393     101,331   110,543
                                     -------     -------    --------  --------
Cost of Sales:
  Cost of gas                          5,342       5,712      44,089    60,071
  Revenue taxes                          521         699       4,841     5,697
                                     -------     -------    --------  --------
     Total cost of sales               5,863       6,411      48,930    65,768
                                     -------     -------    --------  --------
        Gross margin                  11,971       8,982      52,401    44,775
                                     -------     -------    --------  --------
Operating Expenses:
  Other operation and maintenance      8,011       8,445      24,277    25,507
  Depreciation and amortization        4,091       3,964      11,956    11,843
  Income and other taxes                (179)     (1,523)      6,143     2,548
                                     -------     -------    --------  --------
     Total operating expenses         11,923      10,886      42,376    39,898
                                     -------     -------    --------  --------
     Gas operating (loss) income     $    48     $(1,904)   $ 10,025  $  4,877
                                     =======     =======    ========  ========


Gas gross margin increased 33% and 17% for the quarter and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. Gas gross margin was positively affected by the December 1994 rate order that increased overall gas base rates by approximately 6.7%. For additional information, refer to Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K. Residential sales remained relatively constant for the quarter and decreased 5% for the nine months ended September 30, 1995, compared to the same periods in 1994. Commercial sales increased 2% for the quarter and remained relatively unchanged for the nine months ended September 30, 1995, compared to the same periods in 1994. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales.

Revenue from gas transportation services decreased 10% and 13%, while transportation volumes decreased 17% and 12% for the quarter and nine months ended September 30, 1995, respectively, when compared to the same periods in 1994. Revenue declined primarily due to decreased purchases of gas by commercial and industrial transportation customers from suppliers other than CILCO. The decrease in revenue was not proportional to the decrease in volume because certain large volume transportation customers can negotiate lower unit charges for service. In addition, there were 390 transportation customers at September 30, 1995, compared to 662 transportation customers at the end of the same quarter in 1994. As a result of CILCO's new gas tariffs, CILCO's system rates are more competitive with transportation rates, and various transportation customers have resumed purchasing gas from CILCO.

The cost of gas decreased 6% and 27% for the quarter and nine months ended September 30, 1995, respectively. The decrease for both periods resulted from lower natural gas prices. The lower natural gas prices were passed through to customers via the PGA. The PGA is the mechanism used to pass increases and decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses decreased 5% for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994. The decline for the quarter was principally due to decreased regulatory commission expenses and gas distribution system expenses, partially offset by increased costs for outside services. The decrease for the nine months was primarily due to decreased employee benefit
costs and regulatory commission expenses.   Increased outside services
expenses from an audit of CILCO's gas operations (see Part II. Item 5:
Audit of CILCO's Gas Operations) partially offset the decreases.

Depreciation and amortization expense increased, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense increased for the quarter and nine months ended September 30, 1995, primarily due to higher pre-tax operating income.

CILCO Other Income and Deductions

The following table summarizes other income and deductions for the three months and nine months ended September 30, 1995 and 1994:

Components of Other Income and      Three Months Ended       Nine Months Ended
Deductions and Interest Expense        September 30,           September 30,
                                     1995        1994        1995        1994
                                                  (In thousands)
Net interest expense              $(5,825)    $(5,362)     $(17,500)   $(15,442)
Income taxes                          603         496         1,708       1,166
Disallowed plant cost                  --      (4,636)           --      (4,636)
Income tax reduction for
  disallowed plant cost                --       1,840            --       1,840
Other                                (799)     (1,579)       (1,975)     (2,708)
                                   -------     -------     --------    --------
   Other income (deductions)      $(6,021)    $(9,241)     $(17,767)   $(19,780)
                                   =======     =======     ========    ========


Total other deductions declined for the quarter and nine months ended September 30, 1995, compared to the same periods in 1994, primarily due to disallowed plant costs and related income taxes recorded in 1994 as part of CILCO's gas rate case, and payment of a civil fine and other costs as a result of the Department of Justice and Department of Transportation investigations (see Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K). In addition, interest expense increased for the nine months ended September 30, 1995, compared to the same periods in 1994, primarily due to the issuance of $20 million of secured medium-term notes (see Capital Resources and Liquidity) and a higher outstanding notes payable balance in 1995. Also contributing to the increase was a settlement with the Illinois Department of Revenue related to an audit of the Illinois gross receipts tax.

CILCO's Early Retirement Incentive Program

In a continuing effort to better position itself for competition in the energy services industry (see Part II. Item 5: Electric Competition), CILCO offered Voluntary Early Retirement Incentive Programs (programs) to eligible employees in July 1995. Elections to participate were due October 30, 1995, with retirements effective January 1, 1996.
The programs offered to the International Brotherhood of Electrical Workers (IBEW) and the International Brotherhood of Firemen and Oilers (IBF&O) are based upon agreements made between CILCO and the unions. Another program was offered to all management, office and technical workers. CILCO currently has 1,523 full-time employees of which 257 were eligible for these programs and 166 accepted the offer. Management expects the programs to generate an after-tax charge of approximately $6.7 million against fourth quarter 1995 earnings and to generate an annual after-tax cost reduction of approximately $3.4 million beginning in 1996. The after-tax charge could increase along with the annual after-tax cost reduction depending upon the years of service, age and salaries associated with the employees who accepted the offer.

CILCO's Pilot Programs for Competitive Markets

On August 28, 1995, CILCO filed a petition with the ICC seeking regulatory permission to place two electric pilot retail competition programs into effect. The programs, as proposed, will offer greater choice to customers and provide the opportunity for CILCO and its customers to participate in a competitive business environment. The pilot programs proposed in the filing will be available to certain residential, commercial and industrial customers.

One program will permit eight industrial customers that had peak loads of 10 megawatts or more during the twelve months ending July 31, 1995, to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). The programs' two-year term may be extended with the approval of the ICC.

In the other program, CILCO will designate one or more areas within its service territory as "Open Access Sites" for a period of up to five years. During that period, customers located within an Open Access Site--whether residential, commercial or industrial--will be eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. The five-year program period may be extended with ICC approval.

Under both programs, CILCO will deliver the off-system power supplies from a designated receipt point in CILCO's system to the customer's location. CILCO will offer retail transportation rates for both programs, with one part covering the transmission charges and another part covering the distribution charges. In addition, there will be separate charges for any ancillary services that are not otherwise provided. The ancillary services will include load following, reactive power support, system protection services, system loss services and administrative services. CILCO will not impose any exit fees, entrance fees, or stranded cost recovery upon any customers in connection with these programs.

CILCO anticipates that during the pilot programs, there will be some reduction in net income from what it would otherwise be, as eligible customers go off-system to purchase some or all of their power requirements. The amount of any such reduction depends largely upon the extent of participation in the pilot programs by eligible customers. CILCO expects to offset some of the reduced revenues through charges for ancillary services (as discussed above) and increased sales of power off-system, using generating capacity freed up by the customers that participate in the pilot programs. The estimated annual net income reduction associated with the pilot program for industrial customers is not likely to exceed $2.5 million. The amount of any such loss associated with the other pilot program cannot be estimated at this time. Management cannot currently predict the impact to net income which may result from proposed changes in the regulatory environment or from increased competition in the electric utility industry (see Part
II. Item 5: FERC Notice of Proposed Rulemaking and Electric
Competition).

On September 29, 1995, CILCO filed additional information in the form of testimony and exhibits with the ICC. The ICC will hold public hearings beginning on October 26, 1995, which will address this request. CILCO has asked that the programs become effective at the earliest practicable date, preferably not later than the first quarter of 1996. Management cannot currently predict when the ICC will rule on its petition.

ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months and nine months ended September 30, 1995 and 1994:

                                       Three Months Ended   Nine Months Ended
Components of ESE Net Income              September 30,       September 30,
                                        1995       1994       1995      1994
                                                     (In thousands)
Environmental and engineering
   services revenue                   $33,424      $35,204   $98,296    $98,420
Direct non-labor project costs         13,576       14,496    38,193     38,214
                                      -------      -------   -------    -------
   Net revenue                         19,848       20,708    60,103     60,206
                                      -------      -------   -------    -------
Expenses:
Direct salaries and other costs         9,311       10,121    29,626     29,513
General and administrative              7,802        7,036    23,600     22,371
Depreciation and amortization           1,409        1,472     4,268      4,421
                                      -------      -------   -------    -------
   Operating expenses                  18,522       18,629    57,494     56,305
                                      -------      -------   -------    -------
Interest expense                          464          594     1,510      1,396
                                      -------      -------   -------    -------
   Income before income taxes             862        1,485     1,099      2,505
Income taxes                              449          518       766      1,061
                                      -------      -------   -------    -------
   ESE net income                     $   413      $   967   $   333    $ 1,444
                                      =======      =======   =======    =======


ESE's results have fluctuated from quarter to quarter since its acquisition in 1990. Such fluctuations may be expected to continue. Factors influencing such variations include: project delays which may be caused by regulatory agency approvals and client considerations; the level of subcontractor services; weather, which may limit the amount of time ESE professionals have in the field; and the initial training of new professionals. Accordingly, results for any one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE incurs substantial direct project costs from the use of subcontractors on projects. These costs are passed directly through to ESE's clients. As a result, ESE measures its operating performance on the basis of net revenues, which are determined by deducting the direct project costs from gross revenues.

Net revenues decreased by 4% for the third quarter when compared to the same period in 1994, and were relatively unchanged for the nine months ended September 30, 1995, compared to the same period in 1994. The net revenue decrease in the third quarter of 1995 resulted from changes in the regulatory requirements of many states, funding delays at the federal level and increased competition in the market for laboratory services. The decrease in laboratory and consulting net revenues of 13% was offset by the resale of the property owned by Savannah Resources, Inc. (Savannah), a subsidiary of ESE. The net revenue and pretax net gain recognized by this sale was $1.7 million and $1.2 million, respectively. This property was acquired in 1994, and was remediated by Savannah and its subcontractors. ESE, through Savannah or other subsidiaries, will continue to pursue property investments of this nature for remediation and resale.

ESE's future operating results may be affected by a number of factors which have softened the marketplace for several of ESE's traditional lines of business. These factors include significant changes in the level of funding of government-financed projects and increased price competition in the laboratory business. Revenue and earnings growth has been, and will continue to be, impacted by increased competitive pricing pressures in both the government and private sectors.

The labor intensive nature of ESE's business allows it to adjust staffing levels to appropriately reflect the changing business climate. In the third quarter, ESE incurred $300,000 in severance costs related to staff reductions. Excluding ESE's recently established subsidiary, OES (see Part II. Item 5: ESE New Subsidiaries), ESE had 1,087 full-time equivalent employees at September 30, 1995, compared to 1,231 at September 30, 1994.

Direct salaries and indirect salary expense decreased by 8% for the third quarter and remained relatively unchanged for the nine months ended September 30, 1995, compared to the same periods in 1994. The decrease in the third quarter is primarily due to 1) a commitment of staff time to business development activities and marketing efforts and
2) a reduction in technical staff.

General and administrative expenses increased by 11% for the third quarter and 5% for the nine months ended September 30, 1995, compared to the same periods in 1994. In addition to increased proposal and marketing efforts and severance costs, higher salary and related employee benefits expense resulting from wage increases effective in March 1995 also contributed to this increase. These increases were partially offset by $400,000 in insurance proceeds which resulted from a fire in October 1994 at ESE's Denver Laboratory. The proceeds exceeded the net book value of the assets destroyed in the fire.

Interest expense decreased by 22% for the third quarter and increased by 8% for the nine months ended September 30, 1995, when compared to the same periods in 1994. Interest expense fluctuates due to a combination of interest rates and the amount of outstanding short-term debt. The decrease in the third quarter resulted from improved billings and accounts receivable collections.

Other Businesses' Operations

The following table summarizes the components of Other Businesses' income (loss) for the three months and nine months ended September 30, 1995 and 1994:

                                       Three Months Ended  Nine Months Ended
Components of Other Businesses'           September 30,       September 30,
  Net Income (loss)                      1995      1994        1995     1994
                                                    (In thousands)
Revenue:
   Other revenue                        $2,115    $2,508    $6,580     $6,983
                                        ------    ------    ------     ------
Expenses:
   Operating expenses                      493     1,131     2,179      3,792
   Depreciation and amortization            49        58       146        154
   Interest expense                      1,457     1,198     4,540      2,751
   Income and other taxes                  367      (257)      226        (14)
                                        ------    -------  -------    -------
      Total expenses                     2,366     2,130     7,091      6,683
                                        ------    ------    ------    -------
      Other businesses' net income
         (loss)                        $  (251)   $  378    $ (511)    $  300
                                        ======    ======    ======     ======


Other revenues decreased for the three months and nine months ended September 30, 1995, compared to the corresponding periods in 1994, primarily due to the sale of Tucson Electric Power Company (TEP) stock during the third quarter of 1994.

Operating expenses were lower for the three months and nine months ended September 30, 1995, compared to the corresponding periods in 1994, primarily due to several one-time charges during 1994 at the Holding Company, including CILCORP's termination of a lease at an ESE facility. The lease was entered into during negotiations which led to CILCORP's 1990 acquisition of ESE.

Interest expense increased in the three months and nine months ended September 30, 1995, compared to the corresponding periods in 1994, as a result of an increase in long-term debt incurred to fund operations of subsidiaries other than CILCO.

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

ESE

At the request of the South Carolina Department of Health and Environmental Control (DHEC), the U. S. Department of Justice initiated an investigation into an alleged record-keeping violation at an office operated by ESE in Greenville, South Carolina. The office was closed in May 1993. Following its investigation, the U. S. Department of Justice referred this matter to the Attorney General of South Carolina for disposition as a civil matter. A settlement with DHEC is pending. Management does not believe this matter will have a material adverse impact on the Company's financial position or results of operations.

Item 5:  Other Information

Public Utility Holding Company Act

The Company has endorsed the unconditional repeal of the Public Utility Holding Company Act of 1935 (Act) and will continue to monitor alternative proposals including those seeking conditional repeal or amendment of the Act. On October 12, 1995, a bill, entitled the "Public

Utility Holding Company Act of 1995," was introduced in the U. S.
Senate. This bill provides for conditional repeal of the current Act and for the assumption of certain responsibilities under the new Act by the FERC. Additional legislative proposals are expected, but final legislative action is not likely to occur during this session of Congress.

Electric Competition

The National Energy Policy Act of 1992 encourages competition but specifically bans federally-mandated wheeling of power for retail customers. However, several state public utility regulatory commissions are investigating or adopting pilot programs to initiate retail wheeling. In addition, incentive regulation is being implemented or considered by public utility commissions in over twenty states. Utilities may benefit or lose depending upon their ability to reduce costs and improve efficiency.

Illinois Senate Bill 232 was signed by the Governor on July 21, 1995, becoming Public Act 89-0194. The new law offers gas and electric public utilities an opportunity to develop alternative regulation and performance-based ratemaking programs by petitioning the ICC. These experimental programs will be subject to standards established by the ICC and restricted to the public utility's service territory. In addition, the programs will not extend beyond June 30, 2000. A report on the results of the programs will be delivered to the Illinois legislature by December 31, 2000. Programs developed under the law may become effective January 1, 1996, with the ICC's approval (see Part I.
Item 2: CILCO's Pilot Programs for Competitive Markets).

CILCO participated in a state-wide "Regulatory Initiatives Task Force"
(RITF) to review and analyze regulation in Illinois. The RITF, which examined the status of past and future regulation, presented eight potential competitive scenarios with individual comments from each task force participant as part of its study. The completed text describing this study was published and provided to the ICC and the Illinois legislature for educational and planning purposes.

Legislation was introduced in the Illinois General Assembly in the spring of 1995 to provide, among other things, an option for electric utilities to lease their generating plants to a subsidiary or other affiliated company, to provide for retail wheeling for larger electric customers within five years, to provide experimental retail wheeling for smaller electric customers, to create a new class or status of "competitive" customers that are permitted to negotiate service contracts with their electric utility suppliers without regulatory oversight and to provide for alternative regulation similar to that contained in Public Act 89-0194. The proposed legislation was supported by at least one major electric utility in Illinois and by a group of Illinois industrial customers. The legislation was not adopted by the 1995 session of the legislature. Instead, the General Assembly passed Senate Joint Resolution 21 (SJR 21) on May 25, 1995, creating the Joint Committee on Electric Utility Regulatory Reform (Committee) to study deregulation and increased competition in the provision of electric service in Illinois. The Committee will review reports and studies from a diverse group of organizations. A technical advisory group comprised of representatives from the ICC and various companies, including CILCO, will conduct research and offer testimony. SJR 21 specifically requires the Committee to consider the legislative proposal described at the beginning of this paragraph as a "key element" in its deliberations. A series of workshops will be held to facilitate the Committee's progress. A preliminary report, including specific legislative proposals, is required to be submitted to the Illinois legislature by December 1, 1995. The final legislative proposal is due on or before November 8, 1996.

With the proposed changes in the regulatory environment and the potential for increased competition in the electric utility industry at both the wholesale and retail levels, CILCO anticipates changes in the manner in which the industry operates in the years to come. Management cannot predict the ultimate effect of these changes, but believes that, at a minimum, larger customers may have increased opportunities to select the electric supplier of their choice and that low operating costs and improved efficiency will be key competitive factors for electric utilities. In an effort to obtain better competitive positions, various mergers and business combinations are occurring in the utility industry. CILCO management will monitor this activity and continue to position itself for competition by keeping its costs and prices low, maintaining good customer relations and developing the flexibility to respond directly to individual customer requirements.

FERC Notice of Proposed Rulemaking

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

In July 1995, CILCO filed comments with the FERC on its proposal to mandate real-time information networks (RINs). These comments address the implementation of costly programs, such as RINs, which place a disproportionate cost burden on smaller competitive utilities, such as CILCO, which have fewer wholesale transactions and in lesser amounts.

In August 1995, CILCO filed comments with the FERC on its proposal to require open access to electric transmission networks and its stranded cost recovery proposal. CILCO suggests that only partial and not full recovery of stranded costs should be permitted during a limited term.

In September 1995, CILCO filed open access tariffs for the wheeling of electricity over CILCO's electric transmission lines. These tariffs conform to the pro forma tariffs proposed by FERC in its NOPR. By filing open access transmission line tariffs that conform to the FERC's pro forma tariff format, CILCO will benefit from the incentives provided in a FERC's Further Guidance Order issued June 28, 1995. The FERC will allow the tariffs to go into effect without the standard hearing and refund process. In exchange for complying with this Order, CILCO must abide by FERC's final rule dictating the method of calculating open access tariffs.

In October 1995, CILCO filed reply comments with the FERC addressing stranded cost recovery. CILCO is asking the FERC to recognize that electric utilities are far from unanimous in requesting extraordinary and extra-contractual stranded cost recovery. In addition, CILCO stated that it opposed the position taken by Edison Electric Institute in support of stranded cost recovery. A joint statement was also issued in October 1995, by CILCO, IPALCO Enterprises, Inc., Wisconsin Electric Power Company and Wisconsin Power & Light Company opposing FERC's position on stranded costs. These utilities hold a common view that implementation of FERC's proposed "revenues lost" method of calculating full stranded costs will benefit high-cost utilities and their shareholders to the detriment of customers, low-cost utilities and the competitive wholesale electric market.

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

CILCO filed its most recent electric LCP on June 30, 1995. The ICC is required to make a decision on whether to adopt this or a modified plan after an eleven-month public hearing process. This LCP contains several existing Demand Side Management (DSM) programs including interruptible and standby generation rates, residential heat pumps, commercial audits and the "In Concert With The Environment" program. The new plan also proposes to add four new DSM programs to help meet system load growth anticipated over the planning period. These include new interruptible contracts, new standby generation contracts, air conditioning cycling and targeted thermal storage cooling programs. Three new informational programs are also proposed, including new construction efficiency, motor efficiency and commercial lighting efficiency programs. Based on a preliminary assessment, electric DSM programs are projected to reduce CILCO's peak demand by 137 MW over the twenty-year planning horizon.

Audit Of CILCO's Gas Operations

In September 1994, as part of a settlement arrangement with the U.S. Department of Justice, CILCO agreed to underwrite the reasonable expense of an outside expert, selected by the ICC, to examine CILCO's gas operations manuals and systems to ensure they comply with all applicable statutes and regulations. CILCO estimates the cost of the audit will be $350,000. On October 15, 1995, the final audit report was issued, and CILCO has agreed to accept all recommendations. CILCO's implementation plans must be submitted to the ICC by November 14, 1995. Management estimates the initial cost for implementation of the plans could range from $1.5 to $2 million and expects future benefits derived from the plans to offset these costs. For additional information refer to
Note 9. Rate Matters in the Company's 1994 Annual Report on Form 10-K.

CILCO Sale Of R. S. Wallace Station

In 1994, CILCO entered into an option agreement to sell for $7 million the 95-acre site of the former R. S. Wallace Station, a retired electric generating plant. On January 5, 1995, the ICC approved the sale and the accounting treatment of the proceeds. Various significant terms and conditions must be satisfied in order for the sale to be completed. If such terms and conditions are satisfied, CILCO expects a portion of the sale will be completed in 1995, with the remainder to be completed during 1996 and 1997. Gain on the sale will be included in other income during 1995, 1996 and 1997.

CILCO's Coal Contract Arbitration

Freeman United Coal Mining Company (Freeman), a coal supplier with whom CILCO has a long-term contract, notified CILCO of its intent to calculate charges related to post-retirement benefits other than pensions (SFAS 106) on the accrual basis and include them in its billings to CILCO based upon a 1986 Coal Supply Agreement. This is a change from the cash method of billing for these expenses. Freeman has billed CILCO an additional $5.4 million for SFAS 106 charges for the period from January 1, 1993, through September 30, 1995. CILCO anticipates that Freeman will continue to bill CILCO on the accrual basis for SFAS 106 expenses. Based upon the language of a 1992 settlement agreement between CILCO and Freeman, CILCO believes it is responsible for paying these SFAS 106 expenses on a cash basis rather than on an accrual basis. To date, no liability for these charges has been recorded and no payments have been remitted to Freeman.
This issue has been submitted to arbitration.

CILCO believes that any additional charges which may be paid to Freeman are properly recoverable through the FAC. Management cannot currently determine the outcome of this arbitration, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

CILCO's Union Contracts

A two-year IBEW contract and a three-year IBF&O contract were both ratified effective July 1, 1995. Both the IBEW and the IBF&O contracts provide for annual 3% salary increases during the contracts. As part of the IBF&O contract, medical benefits may be renegotiated in January 1997.

CILCO Officer Responsibility Changes

On November 9, 1995, CILCORP Chief Executive Officer Robert O. Viets announced several changes in executive officer responsibilities.
William M. Shay, CILCO Group President - Electric Operations, goes on special assignment to continue leading CILCO's efforts to position itself for competition. James F. Vergon, CILCO Group President - Gas Operations, assumes additional responsibility for Electric Operations during Shay's special assignment. Robert J. Sprowls, previously Vice President - Strategic Services, becomes Assistant to the CEO, reporting directly to Viets. Michael J. Bowling, previously Vice President - Electric Operations, becomes Vice President - Distribution. Stephen R. Corwell, previously Vice President - Gas Operations, becomes Vice President - Sales & Customer Service. Scott A. Cisel, previously Vice President - Sales & Marketing, becomes Vice President - Rates,
Regulation & Legislation. Thomas S. Romanowski continues as Vice President - Finance. CILCO has begun a search for an executive to replace Terrence S. Kurtz, Vice President - Electric Production, who resigned to pursue other opportunities. All changes in responsiblities are effective November 13, 1995.

ESE New Subsidiaries

ESE formed a wholly-owned subsidiary, Ordnance/Explosives Environmental Services, Inc. (OES), on May 4, 1995, to engage in the business of removal of unexploded ordnance and related waste from contaminated sites. Employees of this subsidiary are primarily former military personnel who have been trained in unexploded ordnance procedures. ESE's initial equity investment in the subsidiary is $100,000.

On October 24, 1995, ESE formed a wholly-owned subsidiary, ESE Land Corporation, to coordinate both organizationally and financially the acquisition, remediation and resale of environmentally impaired properties.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

    A combined Form 8-K was filed on August 28, 1995, to disclose a petition CILCO filed with the ICC seeking regulatory permission to place two pilot retail wheeling programs into effect.


                             SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     CILCORP Inc.
                                                     (Registrant)



Date November 9, 1995                                 R. O. Viets
                                                      R. O. Viets
                                                    President and
                                                Chief Executive Officer


Date November 9, 1995                                 J. L. Barnett
                                                      J. L. Barnett
                                                       Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTRAL ILLINOIS LIGHT COMPANY
                                             (Registrant)



Date  November 9, 1995                     T. S. Romanowski
                                           T. S. Romanowski
                                      Vice President and Chief
                                           Financial Officer




Date  November 9, 1995                     R. L. Beetschen
                                           R. L. Beetschen
                                      Controller and Manager
                                          of Accounting