Form 10-K405
period 1995-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1996-03-26
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year ended December 31, 1995

                                   OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from ........ to ........

Commission          Registrant; State of Incorporation;     IRS Employer
File Number            Address; and Telephone Number     Identification No.

 1-8946                       CILCORP Inc.                  37-1169387
                        (An Illinois Corporation)
                     300 Hamilton Blvd., Suite 300
                        Peoria, Illinois  61602
                             (309) 675-8810

 1-2732             CENTRAL ILLINOIS LIGHT COMPANY          37-0211050
                     (An Illinois Corporation)
                        300 Liberty Street
                      Peoria, Illinois  61602
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

                      Yes      X             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 12, 1996, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately
$556 million. On that date, 13,366,069 common shares (no par value) were outstanding.

At March 12, 1996, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $61 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

                 DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement dated March 11, 1996, in connection with its Annual Meeting to be held on April 23, 1996, is incorporated into
Part I and Part III hereof.

Central Illinois Light Company's Proxy Statement dated March 26, 1996, in connection with its Annual Meeting to be held on April 23, 1996, is incorporated into Part I and Part III hereof.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1995 -- Management@s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference into Part II Item 7.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1995 -- Financial Statements, Notes to the Financial Statements and Supplementary Data is incorporated herein by reference into Part II Item 8.

                              CILCORP INC.
                                   and
                     Central Illinois Light Company
                      1995 Form 10-K Annual Report

This combined Form 10-K is separately filed by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                            Table of Contents


                                                                Page

Glossary                                                         5-6
                                 Part I

Item 1.    Business
           The Company and its Subsidiaries                      7-9
           Business of CILCO                                      9
              Electric Service                                  9-11
              Gas Service                                        11
              Regulation                                        11-12
              Electric Fuel and Purchased Gas
                Adjustment Clauses                                12
              Fuel Supply - Coal                                  13
              Natural Gas Supply                                13-14
              Financing and Capital Expenditures Programs        14
              Environmental Matters                             14-15
              Significant Customer                               15
              Franchises                                         16
              Competition                                        16
              Employees                                          17
              Union Contracts                                    17
              Early Retirement Programs                          17
           Business of ESE                                      17-20
              Customers                                          20
              Regulation of ESE's Clients                       20-22
              Regulation of ESE                                  22
              Competition                                       22-23
              Subcontractors                                     23
              Government Contracts                               23
              Patents and Trademark Protection                   23
              Potential Liabilities and Insurance               23-24
              Employees                                          25
           Business of QST                                       25
           Other Businesses                                      25
              CIM/CLM                                           25-26
              Holding Company                                    26
              CVI                                                26
              Employees                                          26
Item 2.    Properties                                           27-28
Item 3.    Legal Proceedings                                     28
Item 4.    Submission of Matters to a Vote of Security Holders   29
           Executive Officers of the Registrant                 29-31

                                 Part II

Item 5.    Market for the Registrant's Common Equity
              and Related Stockholder Matters                    32
Item 6.    Selected Financial Data                               33
Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations      33
Item 8.    Index - Financial Statements, Supplementary Data
              and Exhibits                                       34
Item 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure             59

                                Part III

Item 10.   Directors and Executive Officers of the Registrants   59
Item 11.   Executive Compensation                                60
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                              60
Item 13.   Certain Relationships and Related Transactions       60-61

                                 Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                               62-66
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

  BCF -- Billion cubic feet

  Caterpillar -- Caterpillar Inc., CILCO's largest industrial customer

  CECO -- CILCO Energy Corporation; a wholly-owned subsidiary of CILCO

  CEDCO -- CILCO Exploration and Development Company; a wholly-owned subsidiary of CILCO

  CERCLA -- Comprehensive Environmental Response Compensation and
            Liability Act

  CESI -- CILCORP Energy Services Inc.

  CILCO -- Central Illinois Light Company

  CIM -- CILCORP Investment Management Inc.

  CIPS -- Central Illinois Public Service Company

  CLM -- CILCORP Lease Management Inc.

  Company -- CILCORP Inc.

  Cooling Degree Days -- The measure of the degree of warmer than normal weather experienced, based on the extent to which the average of high and low temperatures for a day falls above 65 degrees Fahrenheit (the historic average provided by U.S. Weather Bureau for 30-year period).

  CVI -- CILCORP Ventures Inc.

  DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

  EMF -- Electric and magnetic fields

  EPA -- Environmental Protection Agency (Federal)

  ESE -- Environmental Science & Engineering, Inc.

  FAC -- Fuel Adjustment Clause

  FASB -- Financial Accounting Standards Board

  FERC -- Federal Energy Regulatory Commission

  Heating Degree Days -- The measure of the degree of colder than normal weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (the historic average provided by U.S. Weather Bureau for 30-year period).

  ICC -- Illinois Commerce Commission

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

  MCF -- One thousand cubic feet

  MW -- Megawatt, a million watts

  MWG -- Midwest Grain Products, Inc.

  NEPA -- National Energy Policy Act.

  PGA -- Purchased Gas Adjustment

  QST -- QST Enterprises Inc.

  RCRA -- Resource Conservation and Recovery Act.

  SFAS -- Statement of Financial Accounting Standards

  Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume) or 100,000 BTUs (energy).
                                 PART I
Item 1.  Business

                    THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and operating results of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. The Company's other core business subsidiaries are Environmental Science & Engineering, Inc. (ESE) and QST Enterprises Inc.
(QST). The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company itself (Holding Company), are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of CILCO. All of the other subsidiaries are wholly-owned by CILCORP.

CILCO is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois.

CILCO has two wholly-owned subsidiaries, CILCO Exploration and Development Company (CEDCO) and CILCO Energy Corporation (CECO). CEDCO was formed to engage in the exploration and development of gas, oil, coal and other mineral resources. CECO was formed to research and develop new sources of energy, including the conversion of coal and other minerals into gas. The operations of these subsidiaries are not currently significant.

ESE was formed in February 1990 to conduct the environmental consulting and analytical services businesses acquired from Hunter Environmental Services, Inc. (Hunter) during that year. ESE provides engineering and environmental consulting, analysis and laboratory services to a variety of governmental and private customers. ESE, through certain subsidiaries, also acquires or invests in environmentally impaired property for remediation and resale. ESE has 12 wholly-owned subsidiaries: Keck Instruments, which manufactures geophysical instruments used in environmental applications; Chemrox, Inc., which formerly manufactured products and provided engineering services for the safe use and control of ethylene oxide and chlorofluorocarbons, and is now maintained to preserve the name; ESE Biosciences, Inc., whose on-site biological treatment of contaminated soil and groundwater is now performed by ESE, and is now maintained to preserve the name; ESE Architectural Services, Inc., which provides architectural services; National Professional Casualty Co., which provides professional and pollution liability insurance to ESE; ESE International Ltd., which provides engineering and consulting services in foreign countries; ESE Michigan, Inc., which formerly conducted business as ESE Environmental Science & Engineering, Inc., and is now maintained to preserve the name; Keck Consulting Services, Inc., which is maintained to preserve the name; Ordnance/Explosives Environmental Services, Inc. (OES), which is engaged in the removal of unexploded ordnance and related waste from contaminated sites; and ESE Land Corporation, Savannah Resources Corp. and ESE Placentia Development Corporation, organized to purchase or invest in environmentally impaired parcels of real estate for remediation and resale. ESE Land Corporation is a member of North Shore at Mandalay Bay L.L.C., organized to purchase an environmentally impaired parcel of real estate for resale. In addition, ESE owns a minority interest in ESE Ohio, Inc., which provides professional engineering services in the State of Ohio.

QST was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses and has not yet generated revenues. QST has two wholly-owned subsidiaries - QST Energy Inc. and QST Communications Inc. (formerly CILCORP FiberCom Inc., a subsidiary of CVI). QST Energy Inc. has one wholly-owned subsidiary - QST Energy Trading Inc.

CIM manages the Company's investment portfolio. CIM manages seven leveraged lease investments through three wholly-owned subsidiaries:
CILCORP Lease Management Inc. which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non-regulated, independent power production facilities (see Other Businesses). CIM also directly owns limited partnership interests in affordable housing portfolios.

CVI is a venture capital company which pursues investment opportunities in new ventures and the expansion of existing ventures in environmental services, biotechnology and health care. CVI has an 80% interest in Agricultural Research and Development Corporation and one wholly-owned subsidiary, CILCORP Energy Services, Inc. (CESI). CESI's primary business is the sale of carbon monoxide detectors to utilities for resale to their customers.

The following table summarizes the relative contribution of each business group to consolidated assets, revenue and net income for the year ended December 31, 1995.

                          Assets              Revenue        Net Income
                                                               (Loss)
                                          (In thousands)
CILCO                   $1,059,991            $477,744          $39,099
ESE                         87,952             127,530              113
Other Businesses           128,128               9,466            (630)
                        ----------            --------          -------
                        $1,276,071            $614,740          $38,582
                        ==========            ========          =======

CILCORP is an intrastate exempt holding company under the Public Utility Holding Company Act of 1935 (Act). In June 1995 the SEC issued a report recommending to Congress that the Act be repealed with certain conditions or, if Congress so chooses, unconditionally. The Company has endorsed the unconditional repeal of the Act and will continue to monitor alternative proposals including those seeking conditional repeal or amendment of the Act. On October 12, 1995, a bill, entitled the "Public Utility Holding Company Act of 1995," was introduced in the
U.S. Senate. This bill provides for conditional repeal of the current Act and for the assumption of certain responsibilities under the new Act by the FERC. The Company cannot predict whether or when this bill or any other proposals related to the Act may be enacted.

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas utility industries. These include increased competition in wholesale markets and the prospect of competition in retail markets, changes in regulation, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Electric Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 138 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Morton). At December 31, 1995, CILCO had approximately 192,000 retail electric customers.

In 1995, 68% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 40% of electric revenue resulted from residential sales, 31% from commercial sales, 27% from industrial sales, 1% from sales for resale and 1% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                                       1995       1994        1993
                                            (In thousands)
Residential                         $129,722    $120,314    $119,709

Commercial                            99,992      95,932      91,629
Industrial                            87,491      86,804      85,384
Sales for resale                       5,132       8,182       4,522
Street lighting                        1,132       1,058       1,027
Other revenue                          2,729         795         853
                                    --------    --------    --------
       Total electric revenue       $326,198    $313,085    $303,124
                                    ========    ========    ========


CILCO owns and operates two coal-fired base load generating plants and two natural gas combustion turbine-generators which are used for peaking service. A 21 megawatt (MW) cogeneration plant at Midwest Grain Products, Inc. (MWG) began generating electricity for distribution to CILCO's customers in June 1995 (see Item 2. Properties-CILCO). The plant, which is owned by CILCO, also provides steam heat to MWG's Pekin, Illinois, facility. CILCO set a new all-time system peak demand of 1,188 MW on August 17, 1995, surpassing the previous all-time system peak demand of 1,137 MW set on July 5, 1994.

The system peak demand for 1996 is estimated to be 1,172 MW with a reserve margin of approximately 10.9%. The system peak demand estimate does not account for any load loss due to CILCO's proposed retail competition pilot programs (see Competition). The reserve margin takes into account 130 MW of firm purchased power and 81 MW of interruptible industrial load and other related Demand Side Management (DSM) programs. The system peak demand includes 25 MW of firm power to be provided to the City of Springfield (City Water, Light and Power Department) and an option for Commonwealth Edison to purchase 50 MW from CILCO. CILCO's planned reserve margin complies with planning reserve margin requirements established by the Mid-America Interconnected Network
(MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity and purchased capacity to provide an adequate and reliable supply of electricity to satisfy base load demand through the end of the century. To help meet anticipated increases in peak demand and maintain adequate reserve margins, CILCO entered into a firm, wholesale bulk power agreement to purchase capacity from CIPS. The agreement, which expires in 1998, was approved by the Illinois Commerce Commission (ICC) in 1990 as part of CILCO's first electric least cost energy plan. In 1992, CILCO filed its second electric least cost energy plan with the ICC which anticipates CILCO will experience shortages of peak generating capacity ranging from 100 MW in 1998 up to 130 MW by 2001. In 1993, the ICC approved another firm, wholesale power purchase agreement between CIPS and CILCO to meet this shortfall (see CILCO's
Note 8, Item 8. Financial Statements and Supplementary Data for further discussion of the purchase agreement with CIPS).

CILCO is interconnected with CIPS, Commonwealth Edison Company, Illinois Power Company and the City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 1995, CILCO had approximately 199,000 gas customers, including 391 industrial and commercial gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system.

In 1995, 32% of CILCO's total operating revenue was derived from the sale or transportation of natural gas. Approximately 69% of gas revenue resulted from residential sales, 22% from commercial sales, 2% from industrial sales, 6% from transportation and 1% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                                   1995       1994        1993
                                         (In thousands)
Residential                      $103,992    $ 99,567     $104,348

Commercial                         32,792      32,563       32,406
Industrial                          3,165       4,219        3,013
Transportation of gas               8,927      10,124       10,134
Other revenue                       2,670       1,812          853
                                 --------    --------     --------
       Total gas revenue         $151,546    $148,285     $150,754
                                 ========    ========     ========


CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 1995 peak day send-out of 357,655 MCF occurred on December 9, 1995. CILCO has been able to meet all of its existing customer requirements during the 1995-1996 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 1996-1997 heating season.

REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the ICC. The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. With respect to certain electric matters, CILCO is subject to regulation by the Federal Energy Regulatory Commission (FERC). CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters. Refer to the caption "Electric Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference.

The Illinois statute governing public utilities requires the ICC to review and adopt electric least-cost energy plans (LCP) for public utilities. In general, CILCO's LCP consists of customer demand forecasts and the projected resources that CILCO will rely upon to meet that demand. The planning horizon is 20 years, and the LCP is reviewed by the ICC every three years. CILCO filed its most recent electric LCP on June 30, 1995. ICC approval of the plan is expected during the first quarter of 1996. The ICC may not issue a certificate of convenience and necessity for any new construction project unless the ICC has determined that the proposed construction is consistent with CILCO's most recently approved LCP, as updated. The law requires that the LCP incorporate economical cogeneration, renewable resources and Demand Side Management
(DSM) programs, to the fullest extent possible, as resources for meeting the future energy service needs of CILCO's customers.

This recently filed LCP contains several existing DSM programs including interruptible and standby generation rates, residential heat pumps, commercial audits and the "In Concert With The Environment" program.
The new plan also proposes to add four new DSM programs to help meet system load growth anticipated over the planning period. These include new interruptible contracts, new standby generation contracts, air conditioning cycling and targeted thermal storage cooling programs. Three new informational programs are also proposed, including new construction efficiency, motor efficiency and commercial lighting efficiency programs. Based on a preliminary assessment, electric DSM programs are projected to reduce CILCO's peak demand by 137 MW over the twenty-year planning horizon. In 1995, the total cost of the programs, excluding interruptible rates, was approximately $380,000.

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

CILCO's tariffs provide for adjustments to its electric rates through the fuel adjustment clause (FAC) to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal are not currently included in the FAC, and are normally addressed in general ratemaking proceedings. However, by statute effective as of August 27, 1991, any Illinois utility purchasing coal under any contract that was in effect on August 27, 1991, shall, whenever the utility requests, but not later than the conclusion of the utility@s next general electric rate proceeding, begin recovering the transportation costs of that coal through the utility's FAC.

CILCO's tariffs also provide for adjustments to its gas rates through the purchased gas adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired, including 100% of its current base load capacity. Approximately
2.4 million tons of coal were burned during 1995. Existing coal contracts with suppliers in central Illinois and eastern Kentucky are expected to supply about 70% of the 1996 requirements. Coal will be purchased on the spot market during the year to meet remaining annual fuel requirements.

During the years 1995, 1994 and 1993, the average cost per ton of coal burned, including transportation, was $37.21, $39.22 and $40.30, respectively. The cost of coal burned per million BTU's was $1.66, $1.71 and $1.75, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

During 1995, Illinois mid-sulfur coal was successfully test burned at
E. D. Edwards Station. A two-year contract signed with the supplier at the end of 1995 will reduce Edwards Station's dependency on east
Kentucky low-sulfur coal and contribute to lower station fuel cost.

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal could be extended through 2010; however, Freeman has the option of terminating the contract after 1997. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. CILCO and Freeman conducted discussions in 1995 concerning coal cost reduction strategies in 1996. Freeman will pursue several initiatives identified in those discussions.

NATURAL GAS SUPPLY

During 1995, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interconnecting interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 35 gas suppliers. Reliability was enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements at prevailing market prices.

During 1995, CILCO purchased approximately 32,000,000 MCF of natural gas at a cost of approximately $68.4 million, or an average cost of $2.14 per MCF. The average cost per MCF of natural gas purchased was $2.71 in 1994 and $2.66 in 1993 (see Electric Fuel and Purchased Gas Adjustment Clauses).

On August 23, 1995 the ICC entered an order authorizing the submission to the Joint Committee on Administrative Rules (Committee) of the second notice of the proposed repealer of 83 Ill. Adm. Code 525, "Uniform Purchased Gas Adjustment Clause" and the second notice of proposed rules for 83 Ill. Adm. Code 525, "Purchased Gas Adjustment Clause." The purpose of this proceeding was to reflect the changes that have taken place in the gas utility industry since the adoption of the previous rules. The Committee issued its certifications of no objection on September 12, 1995. As a result of current rulings, monthly utility charges for gas will be more reflective of the market.

For a discussion of other gas issues, refer to the caption "Gas Pipeline Supplier Transition Costs" of Item 7. Management's Discussion and
Analysis of Financial Condition and Results of Operations on page 21 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference.

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 1996 are estimated to be $49.3 million, including pollution control expenditures of $3.2 million. Expenditures include $31.3 million for the electric business, $15.9 million for the gas business and $2.1 million for general and miscellaneous purposes. Electric expenditures include $7.7 million for additions and modifications to generating facilities and $23.6 million for transmission and distribution system additions and improvements.
Gas expenditures are primarily for necessary additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 1997-2000 are $198.6 million.

CILCO expects to finance its 1996 capital expenditures with funds provided by operating activities. CILCO issued $20 million of secured medium-term notes in May 1995. CILCO also issued $16 million of secured medium-term notes in December 1995 which were used to retire $16 million of first mortgage bonds due in February 1996. CILCO had $24.6 million of short-term commercial paper outstanding at December 31, 1995, and expects to issue short-term commercial paper throughout 1996. At December 31, 1995, CILCO had bank lines of credit aggregating
$30 million, all of which were unused. CILCO expects these bank lines will remain unused through 1996.

ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference.

Some studies suggest that magnetic fields produced by electric current, known as "electric and magnetic fields" or EMF, may be associated with illness or disease. However, research conducted to date has produced no conclusive evidence that EMF has an adverse impact on health. CILCO is participating in utility industry-funded studies on this subject. There are also claims that EMF may contribute to losses in the market value of property near certain electric transmission lines. CILCO will continue to monitor these issues, but their ultimate impact cannot be predicted at this time.

CILCO, through agreements with the U. S. Department of Energy, has developed and implemented voluntary programs pursuant to the Climate Change Action Plan goal of limiting greenhouse gas emissions to 1990 levels by year 2000. Commitments made by CILCO will build upon current and planned energy and environmental initiatives contained within its Business Plan and will not materially impact CILCO's financial results. Failure of voluntary programs undertaken by the utility industry could result in the imposition of mandatory greenhouse gas reduction programs which could have material impacts on the Company. Past legislative proposals have called for as much as a $30 per ton tax on carbon dioxide which could cost CILCO approximately $166 million per year.

Many urban areas around the country face the major challenge of achieving compliance with ozone air quality standards. Ozone is formed when Volatile Organic Compound (VOC) emissions and/or Nitrogen Oxide (NOx) emissions photochemically react in the atmosphere. Strategies for reduction of ozone levels have targeted mobile, area and stationary sources (including power plants) of VOCs and NOx.

Under Title I of the Clean Air Act, states are required to develop and implement State Implementation Plans (SIP) for ozone compliance by 2007. Where boundary area emissions are contributing to the non-attainment areas, additional VOC/NOx controls in attainment areas are being considered. This matter is further complicated by the transport of emissions across state boundaries and regionally. CILCO may be targeted for additional NOx emission reductions at its power plants pursuant to regional ozone compliance programs, despite the fact that CILCO's plants are in attainment areas.

CILCO is participating in ozone compliance strategy activities at the national, regional, and state levels. CILCO's position calls for
(1) equitable consideration among all VOC/NOx sources, (2) credit for past and planned emission reductions and (3) cost-benefit/risk-benefit support for control regulation.

Should additional NOx emission controls be mandated for CILCO's power plants, new and costly control technology retrofits would be required. The exact costs for such compliance cannot be determined at this time, and multiple technologies might be necessary to meet extremely stringent NOx levels.

SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer. Aggregate gas and electric revenues from sales to Caterpillar were 8.6%, 9.4%, and 9.1% of CILCO's total operating revenue for 1995, 1994 and 1993, respectively. See CILCO's Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data.

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

During 1995, CILCO continued to transport gas purchased by commercial and industrial customers directly from producers and marketers. In 1995, approximately $8.9 million of revenue was generated from transportation services provided to 391 customers. Transportation arrangements have made it practical for certain industrial customers to continue to use gas instead of switching to alternate fuels. The amount of gas transported in the future will depend on a number of factors including regulatory and legislative action, the relative cost of gas purchased on the spot market compared to the cost of gas provided by CILCO and the cost of alternate fuels, and the feasibility of customers bypassing the CILCO system. Recent legislation passed in Illinois will exempt qualifying gas transportation customers, beginning January 1, 1996, from paying gross receipts taxes on their purchases of natural gas supply and interstate transportation from the local gas distribution company. This legislation will allow CILCO to more effectively compete with out-of-state gas marketing companies.

To lead the movement toward increased customer choice, CILCO requested regulatory approval from the ICC in August 1995 to establish two electric pilot retail competition programs known as Power Quest. The proposed programs would offer greater choice to a limited number of customers and provide the opportunity for CILCO and its customers to participate in a competitive business environment. These programs were approved by the ICC on March 13, 1996. Approval will also be required from the FERC.

Refer to the captions "Electric Competition" and "CILCO Electric
Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 and 21 of CILCORP's 1995 Annual Report to Shareholders, incorporated herein by reference, for additional discussion of Power Quest and a discussion of other competitive trends which may affect CILCO's electric operations.

EMPLOYEES

The number of full-time and part-time employees at December 31, 1995, was 1,540, excluding employees assigned to the Holding Company, QST and Other Businesses. Of these, 228 power plant employees were represented by Local 8 of the International Brotherhood of Firemen and Oilers (IBF&O), and 511 gas and electric department employees were represented by Local 51 of the International Brotherhood of Electrical Workers
(IBEW).

CILCO'S UNION CONTRACTS

A two-year IBEW contract and a three-year IBF&O contract were both ratified effective July 1, 1995. Both the IBEW and the IBF&O contracts provide for annual 3% salary increases during the contracts. As part of the IBF&O contract, medical benefits may be renegotiated in January 1997.

CILCO'S EARLY RETIREMENT PROGRAMS

As part of a continuing effort to better position itself for competition in the energy services industry, CILCO offered Voluntary Early Retirement Programs (programs) to eligible employees in July 1995. The programs offered to the members of the IBEW and the IBF&O are based upon agreements made between CILCO and its unions. Another program was offered to all management and office and technical workers. CILCO had 257 full-time employees who were eligible for these programs. One hundred and sixty-six accepted the offer, with retirements effective January 1, 1996. The programs resulted in an after-tax charge of approximately $7.8 million against fourth quarter 1995 earnings. Management expects the programs to generate an annual after-tax cost reduction of approximately $3.4 million beginning in 1996.

                             BUSINESS OF ESE

ESE is an environmental consulting and engineering firm with additional capabilities in laboratory analysis and equipment manufacturing. ESE, through its subsidiaries, also acquires or invests in environmentally impaired property for remediation and resale. ESE's services are intended to address the growing concern over the quality of the environment, the promulgation of numerous complex federal, state and local environmental regulations and enforcement efforts in support of environmental laws. As such, ESE's business is affected by the existence and enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal and clean-up of hazardous wastes (see Regulation of ESE's Clients herein). ESE provides a full-service approach to business, industrial and governmental clients, commencing with problem identification and analysis, continuing through regulatory negotiation and engineering, and concluding with the preparation and implementation of a remediation plan or final design and construction.

ESE has a wide range of clients in business, industry and government, including federal agencies, local and state governments, institutional, commercial and industrial firms and professional service firms. ESE employs environmental, chemical, geotechnical, civil, mechanical, structural and transportation engineers; geologists; hydrogeologists; chemists; biologists; toxicologists; meteorologists; industrial hygienists; architects; and surveyors. ESE has a nationwide network of offices with its corporate office in Peoria, Illinois. Presently, ESE has three major laboratories located in Englewood, Colorado; Gainesville, Florida; and Peoria, Illinois.

Through its wholly-owned subsidiary, ESE Land Corporation, ESE acquires or invests in land that is environmentally impaired, and remediates and then sells this property.

OES, a wholly-owned subsidiary, identifies and remediates unexploded ordnance and related waste from contaminated sites. Employees of this subsidiary are primarily former military personnel who have been trained in unexploded ordnance procedures.

ESE provides services in the following areas:

Air Quality Services: ESE provides ambient air monitoring, source testing, permitting and licensing emissions inventories; planning and compliance strategies; dispersion modeling; data management; indoor air quality; and engineering design/installation.

Analytical Services: ESE provides comprehensive chemical analysis, field sampling services, and interpretation for environmental, wastewater and air pollution chemistry, industrial hygiene and treatability studies. These services include hazardous waste analysis/characterization for inorganics/organics; trace environmental analysis for toxics in water, sediments and tissue; acid rain analysis; analytical methods research and development; priority pollutant analysis; radiochemical analysis (including radon testing); asbestos identification and quantification; drinking water characterization; industrial hygiene analysis; and chemical data information management. Services are provided to industry, agriculture, commercial firms, consulting engineers and federal, state and local governmental agencies.

Asbestos Management/Industrial Hygiene/Lead-Based Paint Services: ESE provides on-site consultation and facility surveys to identify potential asbestos, industrial hygiene, and lead-based paint problems. ESE's industrial hygiene staff collects bulk samples of suspect materials, monitors buildings for contamination, and also provides construction management/contract administration services, renovation and restoration services (post-abatement) and health and safety training courses.

Engineering Design: ESE performs a variety of civil engineering services including highway, street and bridge planning and design, hydrological hydraulic studies and drainage design, structural analysis and design foundation engineering, computer-aided drafting and design services and subdivision design and surveying. ESE provides services for new building projects, remodeling or additions, and investigations and evaluations of building deficiencies. ESE also has experience designing large industrial parks, major highways, waste water treatment plants and certain types of military installations.

Construction Management: ESE provides turnkey design and construction services and construction observation services on transportation and site development projects and infrastructure projects. Using a Design-Build approach, ESE has implemented major facility improvements for both industrial and governmental facilities. Services provided by ESE on these projects included detailed design, selection and purchases of equipment, selection and hiring of subcontractors to perform the installation, project scheduling and budgeting, construction supervision, site safety, start-up and operational assistance.

Environmental Assessment and Toxicology Services: ESE conducts field and laboratory studies involving chemical migration and transport, aquatic toxicology and bioassay, ecological and human health risk assessments, site selection and certification, development of regional impact studies and environmental impact statements.

Environmental Audit Service:   ESE performs operational audits for
clients in industry to verify an operating facility's compliance status with regulatory requirements, identifies potential liabilities associated with past waste management practices and identifies methods for minimizing future waste generation. ESE also performs transactional audits which focus on the transfer of potential liabilities in real estate or business transactions.

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

Hydrogeology: ESE performs subsurface investigations and evaluations for both geological and engineering studies. Service areas include hydrogeologic investigations, geophysical studies, soils and materials testing, aquifer evaluation, well inventories and consumptive use analysis, saltwater intrusion investigations, leakage-recharge investigations, well field studies, groundwater pollution investigations, groundwater supply permitting and groundwater modeling.

Manufacture of Equipment: Through its wholly-owned subsidiary, Keck Instruments, Inc., ESE designs, assembles, and markets instrumentation for measuring, monitoring, detecting and sampling groundwater as well as instruments for mineral exploration and detection, analysis and subsurface mapping.

Remediation: ESE develops, designs and implements remediation plans at contaminated sites. ESE has developed and patented an above-ground fixed-film bioreactor, under the registered trademark PetroClean, which treats contaminated soil and groundwater in place without excavating and removing affected soil. ESE also provides remediation services for contaminated soil and groundwater using a variety of other technologies. ESE's subsidiary, OES, was formed to provide a single source service for investigating and remediating former U. S. military bases containing unexploded artillery, ammunition, explosive waste and debris so the site may ultimately be converted to alternate uses.

Storage Tank Management Service: ESE provides services for managing environmental issues related to underground and above-ground storage tanks. Key service areas range from pre-planning to assessment and closure of problem sites including site assessments, analytical services, remediation and risk assessment. ESE's tank management programs include tank removal, retrofitting, replacement and conversion of underground systems to above-ground storage.

Surface Water Resources Service: ESE offers characterizations of the freshwater, estuarine, and oceanic environments; environmental impact assessments; site selection studies; licensing and permitting studies; field surveys and monitoring; numerical/physical modeling; technical analyses; and hydrologic and hydraulic engineering services including stormwater drainage analysis, floodplain management and receiving water quality evaluations.

Transportation Engineering: ESE has sited, designed and provided construction oversight for numerous transportation systems, including highways and bridges, for state transportation agencies and local governments. ESE's engineers, planners and scientists work together to develop alternatives that minimize environmental impacts while maintaining transportation objectives.

CUSTOMERS

ESE sells its products and services to governmental agencies and public and private companies. Approximately 46% of ESE's revenue for 1995 was generated by services performed for federal, state and local governmental agencies compared to 42% for 1994. No single customer accounted for more than 5% of ESE's gross revenues for the years ended December 31, 1995 and 1994.

In 1995, approximately 79% of ESE's revenue was generated from environmental consulting and engineering services, 16% from laboratory services, 4% from land remediation and resale and 1% from manufactured equipment sales.

REGULATION OF ESE'S CLIENTS

The level and nature of ESE's business activity is largely dependent upon government statutes and regulations relating to the environment.

Significant legislation includes the following:

Clean Air Act of 1970 (CAA): Provisions of the CAA, as amended in 1977 and 1990, authorize the EPA to set maximum acceptable contaminant levels in the ambient air, to control emissions of certain toxic materials, and to ensure compliance with air quality standards.

Clean Water Act of 1972, as amended in 1987 (CWA): CWA requires every state to set water quality standards for each significant body of water within its boundaries and to ensure attainment and/or maintenance of those standards. These standards and limitations are enforced in large part under a nationwide permit program known as the National Pollutant Discharge Elimination System (NPDES). CWA@s reauthorization by Congress is anticipated in 1996 or 1997.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund or CERCLA): CERCLA is the most significant federal statute addressing practices involving hazardous substances and imposing liability for cleaning up contamination in soil and groundwater. This legislation has four basic provisions: (i) creation of an information gathering and analysis program which enables federal and state governments to identify abandoned waste sites and to set priorities for investigation and response; (ii) granting of federal authority to respond to hazardous waste emergencies and to clean up hazardous waste sites; (iii) imposition of liability on persons responsible for disposal of hazardous substances that may be released into the environment; and
(iv) creation of a federally managed trust fund to pay for the cleanup of waste sites where a "potentially responsible party" cannot be identified or where a threat to the environment requires immediate response. In October 1986, the Superfund Amendments and Reauthorization Act (SARA) was passed as a five-year extension of the Superfund program. Title III of SARA, also known as the Emergency Planning and Community Right-to-Know Act of 1986, established a reporting and notification system for companies dealing with hazardous chemicals. The Superfund program was reauthorized in 1990 and was extended without change until September 30, 1994. CERCLA's reauthorization is anticipated in 1996 or 1997.
Federal Insecticide, Fungicide and Rodenticide Act (FIFRA): FIFRA regulates the use and manufacture of pesticides and related chemicals. National Environmental Policy Act of 1970 (NEPA): NEPA requires an analysis of the environmental impact of any major federal action, including the issuance of federal environmental permits for industrial facilities which may significantly affect the quality of the environment.

National Pollutant Discharge Elimination System (NPDES) Stormwater Permitting Regulations of 1990: The intent of these regulations, passed in November 1990, is to control pollution from stormwater discharges associated with industrial activity and municipal storm sewer systems. Occupational Safety and Health Act of 1970 (OSHA): Health and safety at the workplace are regulated under OSHA. OSHA provides for permissible exposure levels for certain hazardous substances, including asbestos, and also establishes an enforcement mechanism for these and other health and safety standards.

Resource Conservation and Recovery Act of 1976 (RCRA): While Superfund seeks to remedy the damage caused by inactive or abandoned waste sites, RCRA imposes comprehensive regulation of the management of hazardous waste at active facilities. RCRA and the regulations thereunder establish a comprehensive "cradle to grave" regulatory program applicable to hazardous waste and impose requirements for performance testing and recordkeeping for any person generating, transporting, treating, storing, or disposing of more than the specified minimum levels of hazardous waste. In November 1984, RCRA was amended by the Hazardous and Solid Waste Amendments, which extend RCRA to most industrial and commercial activities in the nation. In addition, RCRA requires that underground storage tanks be identified and inspected, and those found to be leaking must be cleaned up. RCRA's reauthorization by Congress has been postponed through 1996. Legislative actions continue to evolve through regulatory changes such as risk-based corrective actions.

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

In February 1990, the Company paid Hunter $2 million for a five-year non-compete agreement. Under the terms of this agreement, Hunter agreed not to compete in the environmental consulting businesses conducted by the companies acquired by CILCORP. Hunter also agreed not to solicit employees or customers of the acquired businesses or represent itself as being engaged in the businesses conducted by these companies. This non-compete agreement expired in February 1995.

SUBCONTRACTORS

Because of the nature of the projects in which ESE is involved, ESE often subcontracts a portion of its projects to other contractors in order to utilize their expertise, equipment and experience in areas where ESE may lack the ability to complete the entire project. For example, because ESE does not have the necessary equipment to perform drilling services in all parts of the country, such work may be subcontracted to local contractors. In addition, contracts which ESE has with federal, state and local governmental agencies may require, as a matter of law, that on a particular job ESE hire a certain percentage of minority-owned subcontractors.

GOVERNMENT CONTRACTS

Many of ESE's contracts with governmental agencies are cost-plus, based on a combination of labor cost, overhead cost and allowable fee. Overhead rates are estimated at the time of contract negotiations. Following the completion of a contract, actual overhead is determined and the difference is reimbursed to the government or paid to ESE within the limits of the contract. Although ESE enjoys a good working relationship with the governmental agencies for which it performs these services, these contracts may be subject to renegotiation of profits or termination at the election of the government agency.

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

ESE carries professional liability insurance which covers design errors and omissions resulting from its typical operations. This policy is extended to include pollution liability losses. Clients may also be named as additional insured parties for specific projects. The current policy, effective April 1, 1995, has a limit of $8 million, with the first $3 million of coverage provided by ESE's wholly-owned captive insurance subsidiary, National Professional Casualty Co. (Captive) and the next $5 million of coverage provided by a non-affiliated company. Captive is capitalized by the combination of an ESE letter of credit and cash. Captive does not transfer risk and is not reinsured; CILCORP does not provide credit support to Captive. The policies cover activities in which ESE is typically involved. Accordingly, in the event of a serious spill or loss resulting from a design error or omission, ESE faces potential liability for the self-insured retention portion of a claim, as well as any amounts in excess of $8 million. ESE's professional and pollution liability insurance coverage has a standard term of one year. ESE expects to renew these policies annually in the normal course of business. The professional and pollution liability insurance policies include standard industry exclusions for: dishonesty, discrimination, warranties and guarantees, punitive damages, intentional non-compliance with government regulations or statutes, nuclear energy, war and bodily injury from the specification, installation, transportation, storage or disposal of asbestos.

ESE also carries insurance policies covering worker's compensation, general liability and auto and property damage claims. The worker's compensation policy provides statutory average limits. It is a loss sensitive program under which insurance premiums vary according to actual claims paid. General liability and auto policies provide full insurance coverage with minor deductible amounts. Also, performance and payment bonds may be provided for specific projects if required by clients. To supplement its insurance policies, ESE attempts with its clients to limit and/or transfer its risk contractually.

ESE believes it operates in a safe manner and purchases insurance to protect against loss and maintain competitiveness in the marketplace; however, its entire potential liability may not be covered by insurance. Also, the total cost of a potential claim could exceed ESE's policy limits.

EMPLOYEES

At December 31, 1995, ESE employed 1,099 full-time, part-time and on-call employees, many of whom have advanced degrees in a variety of technical disciplines. ESE believes its relations with its employees are good. No ESE employees are represented by a labor union.

                             BUSINESS OF QST

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses.
QST will provide total energy services -- buying, managing, and controlling energy -- for customers who are able to choose their energy supplier.

The initial focus of QST will be to compete against other suppliers when a portion of CILCO's service territory is opened to competition through CILCO's Power Quest pilot programs (refer to the caption "Electric Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference). Power Quest will provide a means for certain customers to begin buying electricity from suppliers other than CILCO in 1996. QST also plans to compete against other energy suppliers to provide energy to customers of other utilities that will offer similar retail competition pilot programs in their service territories. QST will also provide a portfolio of non-regulated energy-related products and services to customers, and will supplement its competencies through selected acquisitions aimed at broadening its customer base.

At December 31, 1995, there were 14 full-time employees assigned to QST.

                            OTHER BUSINESSES

CIM

The investment portfolio of CIM at December 31, 1995, and December 31, 1994, is shown in the following table:

Type of Investment
At December 31                                1995                1994
                                                  (In thousands)
Equity in leveraged leases                   $127,140           $120,961

Cash and temporary cash
   investments                                    124                 76
Investment in Energy Investors Fund             1,591              1,691
Investment in affordable housing
  funds                                         1,500                 10
Other                                              67                 91
                                             --------           --------
   Total                                     $130,422           $122,829
                                             ========           ========


At December 31, 1995, CIM held equity investments in seven leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessee.

CIM, through its wholly-owned subsidiary CIM Energy Investments Inc., has a net investment of $1.6 million in the Energy Investors Fund, L.P.(Fund), representing a 3.1% interest in the Fund at December 31, 1995. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for the investment.

CIM is a limited partner in three affordable housing portfolios. The ownership interests in these partnerships range from 3.4% to 6.4% at December 31, 1995. The cost method of accounting is used for these investments.

HOLDING COMPANY

The Company issued 299,850 shares of common stock in 1995 through the CILCO Employees' Savings Plan (ESP) and the CILCORP Automatic Reinvestment and Stock Purchase Plan (DRIP). These shares were issued at an average price of $37.83 per share for total proceeds of $11.3 million (refer to the caption "Capital Resources and Liquidity" of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference.) Depending on market conditions, the Company may issue additional shares of common stock through these plans or through a conventional stock offering.

CVI

In 1995, CVI invested an additional $138,000 in Peoria Medical Research Corporation doing business as Health Advance Institute - Medical Research Centers (Health Advance Institute). Health Advance Institute's objective is to create a clinical research organization which will be paid by pharmaceutical firms to administer clinical trials for new products. In March of 1995, CVI sold its $500,000 investment in preferred stock of Multilink, Inc. for approximately $872,000, which included dividends received by CVI of approximately $372,000.

CVI's investment in CESI, its wholly-owned subsidiary, is approximately $500,000. CESI's primary business is the sale of carbon monoxide detectors to utilities for resale to their customers.

EMPLOYEES

At December 31, 1995, there were 32 full-time employees assigned to CILCORP, CVI and CIM.

Item 2. Properties

                                  CILCO

CILCO owns and operates two steam-electric generating plants and two combustion turbine-generators. These facilities had an available summer capability of 1,152 MW in 1995.

One of the two combustion turbine-generators is a cogeneration plant at a MWG facility in Pekin, Illinois. The plant, which became operational during 1995, produces steam for MWG and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 16 MW. (See Electric Service under Item
1. Business.)

The major generating facilities of CILCO (representing 96.0% of CILCO's available summer generating capability projected for 1995), all of which are fueled with coal, are as follows:

                                                       Available Summer

                                                       Capability (MW)
Station & Unit                     Installed             Actual 1995

Duck Creek

   Unit 1                             1976                   366
E. D. Edwards
   Unit 1                             1960                   117
   Unit 2                             1968                   262
   Unit 3                             1972                   361


CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 14 principal substations with an installed capacity of 3,364,200 kilovolt-amperes.

The electric distribution system includes approximately 6,212 miles of overhead pole and tower lines and 1,976 miles of underground distribution cables. The distribution system also includes 105 substations with an installed capacity of 2,007,860 kilovolt-amperes.

The gas system includes approximately 3,490 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 BCF. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 BCF.

                                   ESE

ESE owns approximately 53 acres of land in Gainesville, Florida, containing 118,000 square feet of offices, laboratory and other space. In 1995 ESE expanded its Gainesville, Florida, laboratory by approximately 8,000 square feet. In Peoria, Illinois, ESE owns approximately 27,000 square feet of offices, laboratory and other space and leases approximately 21,000 square feet of additional space for offices. ESE and its subsidiaries lease additional facilities for offices, laboratories and warehouse space in 32 cities throughout the United States. ESE believes its facilities are suitable and adequate for its current businesses and does not expect to make any material acquisitions of real property in the near future, other than the purchases of land for remediation and resale through its subsidiaries. Refer to the caption "Capital Resources and Liquidity - ESE" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation on page 18 of CILCORP's 1995 Annual Report to shareholders which is incorporated herein by reference.

Item 3.  Legal Proceedings

Reference is made to the captions "Environmental Matters" and "Gas Pipeline Supplier Transition Costs" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of CILCORP's 1995 Annual Report to Shareholders incorporated herein by reference, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities. Reference is also made to Note 9 - Rate Matters, included herein. Pursuant to CILCO's By-Laws, CILCO has advanced legal and other expenses actually and reasonably incurred by employees, and former employees, in connection with the investigation of CILCO's Springfield gas operations described in Note 9 - Rate Matters.

On July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by the current property owner, Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from a gas manufacturing plant formerly located at the site which was owned but never operated by CILCO. The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO intends to vigorously defend these claims. For a further discussion of gas manufacturing plant sites refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of CILCORP's 1995 Annual Report to Shareholders which is incorporated herein by reference. Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise disclosed or referred to in this section, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position and results of operations of the Company or are adequately covered by: (i) insurance; (ii) contractual or statutory indemnification, or (iii) reserves for potential losses.

Item 4.  Submission of Matters to a Vote of Security Holders

                                 CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                  CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                      Executive Officers of CILCORP

                 Age at    Positions Held During             Initial
    Name         3/31/96    Past Five Years            Effective Date(1)
R. O. Viets           52    President and Chief
                              Executive Officer            February 1, 1988

J. G. Sahn            49    Vice President, General        March 1, 1994
                              Counsel and Secretary
                            Vice President
                              and General Counsel          February 1, 1989

M. D. Austin(2)       37    Treasurer and
                              Assistant Secretary          April 25, 1995
                            Director - Corporate
                              Investments                  April 1, 1990

J. L. Barnett(3)      37    Controller                     April 1, 1995
                            Tax Manager                    April 1, 1992
                            Director - Financial
                              Analysis                     February 1, 1989

 Notes:
(1) The term of each executive officer extends to the organization meeting of CILCORP's Board of Directors following the next annual election of Directors.

(2) R. J. Sprowls served as Treasurer and Assistant Secretary from October 1, 1990, until April 1, 1995 when he became CILCO Vice President - Strategic Services Division. Effective January 29, 1996, Mr. Sprowls became Assistant to the President and Chief Executive Officer of CILCORP.

(3) T. D. Hutchinson served as Controller from February 1, 1988, until April 1, 1995, when he became CILCO Director - Competitive
     Strategy. Mr. Hutchinson is currently Director of Planning and Administration for QST Enterprises Inc., a subsidiary of CILCORP.

                       Executive Officers of CILCO

                    Age as of  Positions Held During       Initial
  Name               3/31/96    Past Five Years(1)     Effective Date(2)
R. O. Viets           52    Chairman of the Board
                              and Chief Executive
                              Officer                 April 1, 1995(3)

J. F. Vergon          48    President and Chief
                              Operating Officer       January 29, 1996(4)
                            Group President,
                              Gas Operations          April 1, 1995
                            Vice President            October 1, 1986

M. J. Bowling         49    Vice President            April 1, 1995(5)

S. A. Cisel           42    Vice President            April 1, 1995(5)

S. R. Corwell         40    Vice President            April 1, 1995(5)

T. S. Romanowski      46    Vice President            October 1, 1986(5)

W. R. Dodds           41    Treasurer and Manager
                              of Treasury Department  October 1, 1990
                            Controller and Manager
                              of Accounting           February 1, 1988

R. L. Beetschen       50    Controller and Manager
                              of Accounting           October 1, 1990
                            Supervisor - General
                              Accounting              May 1, 1988

J. G. Sahn            49    Secretary                 March 1, 1993

Notes:
(1) The officers listed have been employed by CILCO in executive or management positions for the past five years except for Mr. Viets, Mr. Shay, Mr. Sprowls and Mr. Sahn. Mr. Viets previously served as Chairman of the Board from February 1, 1988 to April 23, 1991. He also serves as President and Chief Executive Officer of CILCO's parent, CILCORP Inc., a position he has held since February 1, 1988. Mr. Shay was Vice President and Chief Financial Officer of CILCORP Inc., from August 15, 1988, through December 31, 1992. Mr. Sprowls was Treasurer and Assistant Secretary of CILCORP Inc. from October 1, 1990 to March 31, 1995. Mr. Sahn also serves as Vice President and General Counsel of CILCORP Inc., a position he has
    held since February 1, 1989.   He was elected Secretary and
    Assistant Treasurer of CILCORP effective March 1, 1994.

(2) The term of each executive officer extends to the organization meeting of CILCO's Board of Directors following the next annual election of Directors.

(3) R. W. Slone retired from CILCO April 1, 1995.  He was replaced by
    R. O. Viets as Chairman and Chief Executive Officer.

(4) W. M. Shay and J. F. Vergon became Group Presidents of Electric Operations and Gas Operations, respectively, on April 1, 1995. Effective January 29, 1996, W. M. Shay resigned as Group President to become President and Chief Operating Officer of QST Enterprises Inc., also a subsidiary of CILCORP. J. F. Vergon was elected President and Chief Operating Officer of CILCO on January 29, 1996. He also serves as Chairman of the Board of CILCORP Investment Management Inc.

(5) M. J. Bowling, S. A. Cisel, S. R. Corwell and T. S. Romanowski head Distribution; Rates, Regulation and Legislation; Sales and Customer Service; and Finance, respectively. T. S. Romanowski also serves as CILCO's Principal Financial Officer. T. S. Kurtz, a former Vice President of the Company resigned effective November 8, 1995.
    R. J. Sprowls, also a former Vice President, resigned January 29, 1996 to become Assistant to the President and Chief Executive Officer of CILCORP.

                                 PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

                                 CILCORP

The Company's common stock is listed on the New York and Chicago Stock Exchanges (ticker symbol CER). At December 31, 1995, there were 13,976 holders of record of the Company's common stock. The following table sets forth, for the periods indicated, the dividends per share of common stock and the high and low prices of the common stock as reported in New York Stock Exchange Composite Transactions.

                                            Quarter
 1994                   First       Second       Third       Fourth
Price Range
High                  $37 1/2      $34 7/8      $31          $32 1/2
Low                   $33          $28 7/8      $28 3/4      $29 1/4

Dividends Paid        $  .615      $  .615      $  .615      $  .615

1995
Price Range
High                  $37          $37 7/8      $38          $44 3/4
Low                   $31 7/8      $35 3/8      $34          $37 1/2

Dividends Paid        $  .615      $  .615      $  .615      $  .615


The number of common shareholders of record as of March 12, 1996, was 13,697.

                                  CILCO

CILCO's common stock is not traded on any market. As of March 12, 1996, 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid is described in Note 5 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Years Ended December 31

                        1995        1994        1993        1992       1991
                               (In thousands except per share amounts)
Revenue                $ 614,740  $  605,139  $  584,511  $  581,225  $ 590,165


Net income available
  for common
  stockholders            38,582       32,586      33,583      32,097     39,656
Earnings per share          2.93         2.50        2.60        2.48       3.14
Total assets           1,276,071    1,238,384   1,198,440   1,184,916  1,147,978
Long-term debt           344,113      326,695     325,711     307,628    324,998
Dividends declared
  per common share          2.46         2.46        2.46        2.46       2.46


Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31
                          1995      1994       1993       1992      1991
                                         (In thousands)
Revenue               $  477,744   $  461,370  $453,878  $433,739    $454,602


Net income available
 for common
 stockholders             39,099       29,507    33,635    31,195      39,790
Total assets           1,059,991    1,019,109   988,325   965,691     942,634
Long-term debt           298,397      278,359   278,321   257,361     268,006
Ratio of earnings to
 fixed charges               3.3          3.0       3.2       3.1         3.7


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 25 of CILCORP's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8.:  Financial Statements and Supplementary Data

The financial statements on pages 27 through 42 and Management's
Report to the Stockholders of CILCORP Inc. on page 26 of CILCORP's 1995 Annual Report to Shareholders are incorporated herein by reference.

Index to Financial Statements:
                                 CILCORP
                                                             Page

Report of Independent Public Accountants on
  Schedules                                                   35

                                 CILCO
Management's Report                                           36
Report of Independent Public Accountants                      37
Consolidated Statements of Income                             38
Consolidated Balance Sheets                                  39-40
Consolidated Statements of Cash Flows                        41-42
Statements of Segments of Business                           43-44
Consolidated Statements of Retained Earnings                  45
Notes to Consolidated Financial Statements                   46-59

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To CILCORP Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CILCORP Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 2, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
February 2, 1996

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

CILCO maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures, a program of internal audit and the careful selection and training of qualified personnel.

The financial statements have been audited by CILCO's independent public accountants, Arthur Andersen LLP. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures. The report of the independent public accountants is contained in this Form 10-K annual report.

The Audit Committee of the CILCORP Inc. Board of Directors, consisting solely of outside directors, meets periodically with the independent public accountants, internal auditors and management to review accounting, auditing, internal accounting control and financial reporting matters. The independent public accountants have direct access to the Audit Committee. The Audit Committee meets separately with the independent public accountants.


                                            J. F. Vergon
                                            President and Chief
                                              Operating Officer




                                            T. S. Romanowski
                                            Vice President and Chief
                                              Financial Officer




                                            R. L. Beetschen
                                            Controller and Manager of
                                              Accounting

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central Illinois Light Company:

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This financial statement schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                             ARTHUR ANDERSEN LLP
Chicago, Illinois
February 2, 1996

                          Central Illinois Light Company
                         Consolidated Statements of Income
For the Years Ended December 31                     1995        1994      1993
                                                           (In thousands)
Operating Revenues:
Electric                                         $326,198   $313,085    $303,124
Gas                                               151,546    148,285     150,754
                                                  -------    --------    --------
      Total Operating Revenues                    477,744    461,370     453,878
                                                  -------    --------    --------
Operating Expenses:
Cost of Fuel                                       94,235     97,184      92,112
Cost of Gas                                        68,948     78,696      79,022
Purchased Power                                    12,353      9,433       8,754
Other Operation Expenses                           94,519     81,143      77,125
Maintenance                                        31,037     28,174      30,648
Depreciation and Amortization                      56,765     54,349      53,023
Income Taxes                                       23,267     21,489      22,226
State and Local Taxes on Revenue                   20,867     20,450      19,417
Other Taxes                                        12,205     11,945      11,364
                                                  -------    --------    --------
      Total Operating Expenses                    414,196    402,863     393,691
                                                  -------    --------    --------
Operating Income                                   63,548     58,507      60,187
                                                  -------    --------    --------
Other Income and Deductions:
Cost of Equity Funds Capitalized                       97        530         (23)
CILCO-owned Life Insurance, Net                      (623)      (667)       (516)
Disallowed Plant Cost                                  --     (7,523)        --
Income Tax Reduction for Disallowed Plant Cost         --      2,982         --
Other, Net                                          2,581     (1,051)       262
                                                  -------    --------    --------
      Total Other Income and (Deductions)           2,055     (5,729)      (277)
                                                  -------    --------    --------
Income Before Interest Expenses                    65,603     52,778     59,910
                                                  -------    --------    --------
Interest Expenses:
Interest on Long-term Debt                         20,242     19,221     19,753
Cost of Borrowed Funds Capitalized                   (417)      (510)      (222)
Other                                               3,380      1,580      2,701
                                                  -------    --------    --------
      Total Interest Expenses                      23,205     20,291     22,232
                                                  -------    --------    --------
Net Income                                         42,398     32,487     37,678
                                                  -------    --------    --------
Dividends on Preferred Stock                        3,299      2,980      4,043
                                                  -------    --------    --------
Net Income Available for Common Stock            $ 39,099   $ 29,507   $ 33,635
                                                  =======    ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     Central Illinois Light Company
                      Consolidated Balance Sheets
                                 Assets
As of December 31                                     1995        1994
                                                      (In thousands)
Utility Plant, At Original Cost:

  Electric                                        $1,142,945   $1,092,382
  Gas                                                379,985      355,270
                                                  ----------   ----------
                                                   1,522,930    1,447,652
  Less - Accumulated Provision for Depreciation      682,574      653,571
                                                  ----------   ----------
                                                     840,356      794,081
Construction Work in Progress                         44,749       71,105
Plant Acquisition Adjustments, Net of
  Amortization                                         2,642        3,355
                                                  ----------   ----------
    Total Utility Plant                              887,747      868,541
                                                  ----------   ----------
Other Property and Investments:
Cash Surrender Value of Company-owned Life
  Insurance (Net of Related Policy Loans of
  $33,211 in 1995 and $28,831 in 1994)                 1,924        1,637
Other                                                  1,623        1,041
                                                  ----------   ----------
    Total Other Property and Investments               3,547        2,678
                                                  ----------   ----------
Current Assets:
Cash and Temporary Cash Investments                   16,556          629
Receivables, Less Reserves of $650 and $600           42,312       30,543
Accrued Unbilled Revenue                              28,891       22,340
Fuel, at Average Cost                                 11,596       14,765
Materials and Supplies, at Average Cost               16,541       16,731
Gas in Underground Storage, at Average Cost           13,592       17,484
Prepaid Taxes                                          7,978        2,103
Other                                                 10,300        7,217
                                                  ----------   ----------
    Total Current Assets                             147,766      111,812
                                                  ----------   ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt                    6,029        6,486
Unamortized Debt Expense                               2,374        2,212
Prepaid Pension Cost                                     536       13,312
Other                                                 11,992       14,068
                                                  ----------   ----------
    Total Deferred Debits                             20,931       36,078
                                                  ----------   ----------
Total Assets                                      $1,059,991   $1,019,109
                                                  ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                      Central Illinois Light Company
                       Consolidated Balance Sheets
                      Capitalization and Liabilities
As of December 31                                      1995         1994
                                                       (In thousands)
Capitalization:

Common Shareholder's Equity:
   Common Stock, No Par Value; Authorized
  20,000,000 Shares; Outstanding 13,563,871
Shares                                             $  185,661   $  185,661
   Retained Earnings                                  140,814      122,125
                                                   ----------   ----------
      Total Common Shareholder's Equity               326,475      307,786
Preferred Stock Without Mandatory Redemption           44,120       44,120
Preferred Stock With Mandatory Redemption              22,000       22,000
Long-term Debt                                        298,397      278,359
                                                   ----------   ----------
      Total Capitalization                            690,992      652,265
                                                   ----------   ----------
Current Liabilities:
Current Maturities of Long-Term Debt                   16,000           --
Notes Payable                                          24,600       23,400
Accounts Payable                                       40,483       47,536
Accrued Taxes                                           5,917        6,387
Accrued Interest                                        8,508        8,477
PGA Over-Recoveries                                     1,987        2,142
Level Payment Plan                                      1,870        4,155
Other                                                   6,418        6,809
                                                   ----------   ----------
      Total Current Liabilities                       105,783       98,906
                                                   ----------   ----------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes                     144,378      151,856
Regulatory Liability, Net                              59,482       59,997
Investment Tax Credits                                 24,485       26,178
Capital Lease Obligation                                3,025        2,665
Other                                                  31,846       27,242
                                                   ----------   ----------
      Total Deferred Liabilities and Credits          263,216      267,938
                                                   ----------   ----------
Total Capitalization and Liabilities               $1,059,991   $1,019,109
                                                   ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                       Central Illinois Light Company
                    Consolidated Statements of Cash Flows
For the Years Ended December 31                     1995       1994     1993
                                                         (In thousands)
Cash Flows from Operating Activities:
Net Income Before Preferred Dividends             $ 42,398   $ 32,487  $ 37,678
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
  Disallowed Plant Costs                             --         7,522     --
  Income Tax Reduction for Disallowed Plant
    Costs                                            --        (2,982)    --
  Depreciation and Amortization                     57,478     55,062    53,734
  Deferred Taxes, Investment Tax Credits and
    Regulatory Liability, Net                       (9,687)    (2,006)   (1,512)
  Decrease (Increase) in Accounts Receivable       (11,769)     3,654     1,513
  Decrease (Increase) in Fuel, Materials and
    Supplies, and Gas in Underground Storage         7,251        565    (5,609)
  Decrease (Increase) in Unbilled Revenue           (6,551)     2,771      (320)
  Increase in Accounts Payable                      (7,053)     6,565     6,098
  Increase in Accrued Taxes and Interest              (439)       867     3,304
  Capital Lease Payments                               590        478       478
  Decrease (Increase) in Other Current Assets       (8,958)       193      (272)
  Increase (Decrease) in Other Current
    Liabilities                                     (2,831)     1,192    (6,398)
  (Increase) Decrease in Other Non-Current
  Assets                                            17,025     (1,631)    3,050
  Increase in Other Non-Current Liabilities          3,424      2,319        81
                                                  --------   --------  --------
     Net Cash Provided by Operating Activities      80,878    107,056    91,825
                                                  --------   --------  --------
Cash Flows from Investing Activities:
  Capital Expenditures                             (69,412)   (90,873)  (72,580)
  Cost of Equity Funds Capitalized                     (97)      (530)       23
  Other                                             (8,462)    (7,308)    2,581
                                                  --------   --------  --------
     Net Cash Used in Investing Activities         (77,971)   (98,711)  (69,976)
                                                  --------   --------  --------
Cash Flows from Financing Activities:
  Common Dividends Paid                            (20,056)   (16,027)  (15,878)
  Preferred Dividends Paid                          (3,299)    (2,980)   (4,043)
  Long-Term Debt Issued                             35,765        175   107,269
  Preferred Stock Issued                             --          --      46,006
  Long-Term Debt Retired                             --          --     (97,756)
  Preferred Stock Retired                            --          --     (46,051)
  Payments on Capital Lease Obligation                (590)      (478)     (478)
  (Decrease) Increase in Short-Term Borrowing        1,200      11,000  (12,100)
                                                  --------   --------  --------
     Net Cash Provided to (Used in) Financing
        Activities                                  13,020      (8,310) (23,031)
                                                   --------   --------  --------

Net Increase (Decrease) in Cash and Temporary
 Cash Investments                                   15,927          35   (1,182)
Cash and Temporary Cash Investments at Beginning
 of Year                                               629         594    1,776
                                                  --------    --------  --------
Cash and Temporary Cash Investments at
  December 31                                     $ 16,556     $   629   $  594
                                                  ========     =======   =======
Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Period for:
     Interest (Net of Cost of Borrowed Funds
 Capitalized)                                     $ 22,145     $ 20,809  $20,271
  Income Taxes                                      35,954       24,155   13,198

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     Central Illinois Light Company
                   Statements of Segments of Business
Operating Information
For the Years Ended December 31     1995          1994           1993
                                            (In thousands)
Utility Segment:
Electric Operations

Revenue                          $326,198       $313,085       $303,124
Expenses                          277,429        263,462        253,995
                                 --------       --------       --------
Operating Income                   48,769         49,623         49,129
Income Taxes                       17,975         19,925         17,542
                                 --------       --------       --------
Operating Income Before
  Income Taxes                   $ 66,744       $ 69,548       $ 66,671
                                 ========       ========       ========
Depreciation and
  Amortization                   $ 40,665       $ 39,130       $ 38,337
Capital Expenditures             $ 45,466       $ 66,537       $ 41,880

Gas Operations
Revenue                          $151,546       $148,285       $150,754
Expenses                          136,767        139,401        139,696
                                 --------       --------       --------
Operating Income                   14,779          8,884         11,058
Income Taxes                        5,292          1,564          4,684
                                 --------       --------       --------
Operating Income Before
 Income Taxes                     $ 20,071      $ 10,448       $ 15,742
                                 ========       ========       ========
Depreciation and
 Amortization                     $ 16,100      $ 15,219       $ 14,686
Capital Expenditures              $ 24,043      $ 24,867       $ 30,677

Major Customer for the Years Ended December 31
                             1995              1994               1993
Caterpillar Inc.

Electric Revenue      $40,109   12.3%    $41,422   13.2%     $39,831   13.1%
Gas Revenue             1,022     .7%      1,719    1.2%       1,581    1.0%
                      -------     -----   -------    ----   -------    ----
     Total            $41,131    8.6%    $43,141    9.4%     $41,412    9.1%
                      =======    =====   =======   ====      =======    ====

Utility Identifiable Assets as of December 31
                                     1995          1994           1993
Electric                        $  735,463     $  718,431       $684,618

Gas                                273,428        260,070        259,462
Other Utility Assets*               51,100         40,608         44,245
                                ----------     ----------       --------
     Total Utility Assets       $1,059,991     $1,019,109       $988,325
                                ==========     ==========       ========

*Other investments, miscellaneous accounts receivable, prepaid assets, deferred pension costs and unamortized debt, discount and expense.

  The accompanying Notes to Financial Statements are an integral part of these statements.

                     Central Illinois Light Company
              Consolidated Statements of Retained Earnings

For the Years Ended December 31            1995       1994       1993
                                                 (In thousands)
Balance Beginning of Year                 $122,125  $108,645   $ 92,433

Add
Net Income                                  42,398    32,487     37,678
                                          --------  --------   --------
         Total                            $164,523  $141,132   $130,111
                                          --------  --------   --------
Deduct
Cash Dividends Declared
  Preferred Stock
     $100 Par Value
       4 1/2% Series                           501       501        501
       4.64% Series                            371       371        371
       5.85% Series                          1,287     1,287        725
       7.56% Series                             --        --        668
       7.72% Series                             --        --        686
       8.28% Series                             --        --        817
     Auction Rate Series (rate at
        December 31, 1995 was 4.40%)         1,140       821        275
  Common Stock, No Par Value                20,056    16,027     15,878
                                          --------  --------   --------
         Total Dividends Declared           23,355    19,007     19,921
                                          --------  --------   --------
  Capital Stock Expense                         --        --        720
  Excess of stated value over purchase
     price of 135,000 shares 7.72%
  Series preferred stock and
     150,000 shares 8.28% Series
     preferred stock retired in 1993            --        --        825
  Additional Minimum Liability for Non-
  Qualified Pension Plan at
    December 31, 1995, net of
     $233 taxes                                354        --         --
                                          --------   -------   --------
                                            23,709    19,007     21,466
                                          --------  --------  ---------
Balance End of Year                       $140,814  $122,125   $108,645
                                          ========  ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     CENTRAL ILLINOIS LIGHT COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCO is a subsidiary of CILCORP Inc. Prior year amounts have been reclassified on a basis consistent with the 1995 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REGULATION

CILCO is a public utility subject to regulation by the Illinois
Commerce Commission and the Federal Energy Regulatory Commission with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

As a regulated public utility, CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent the probable future revenues to CILCO resulting from the ratemaking action of regulatory agencies. Net regulatory liabilities are approximately $59.5 million and $60 million at December 31, 1995 and 1994, respectively (see Note 2). At December 31, 1995, and 1994, the regulatory assets included on the Consolidated Balance Sheets were as follows:

                                                       1995       1994
                                                       (In thousands)
Included in prepayments and other:

    Fuel and gas cost adjustments                   $ 1,516      $ 3,682
    Coal tar remediation cost - estimated
            current                                   1,500          300
    Gas transition costs                              2,268        1,171
                                                    -------      -------
          Current costs included in
            prepayments and other                     5,284        5,153
                                                    -------      -------
Included in other assets:
    Coal tar remediation cost, net of
      recoveries                                      4,222        4,993
    Gas transition costs                              1,656        2,781
    Deferred gas costs                                3,207        3,895
    Unamortized loss on reacquired debt               6,029        6,486
                                                    -------      -------
         Future costs included in other assets       15,114       18,155
                                                    -------      -------
              Total regulatory assets               $20,398      $23,308
                                                    =======      =======


If a portion of CILCO's operations becomes no longer subject to the provisions of SFAS 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) continues through rates established and collected for CILCO's remaining regulated operations. In addition, CILCO would be required to determine any impairment to the costs recorded for deregulated plant and inventory assets.

UTILITY OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year end. Substantially all electric rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the Balance Sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 1995, CILCO had net receivables of $42.3 million, of which approximately $5.5 million was due from its major industrial customers.

TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations. A return on CILCO assets used by CILCORP and its other
subsidiaries is also calculated and billed monthly.   Total billings
to CILCORP and its other subsidiaries amounted to $1.7 million, $2.4 million and $2.3 million in 1995, 1994 and 1993, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1995, 1994 and 1993 were 6.7%, 8.0% and 3.5%, respectively.

DEPRECIATION AND MAINTENANCE

Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.8% and 4.6% for electric and gas, respectively, for each of the last three years. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

INCOME TAXES

CILCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the individual companies based on their respective taxable income or loss.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CILCO considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

CILCO-OWNED LIFE INSURANCE POLICIES

The following amounts related to CILCO-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                             1995         1994
                                               (In thousands)
Cash surrender value of contracts            $35,135    $30,468
Borrowings against contracts                 (33,211)   (28,831)
                                             -------    -------
   Net investment                            $ 1,924    $ 1,637
                                             =======    =======


Interest expense related to borrowings against CILCO-owned life insurance, included in CILCO-owned Life Insurance, Net on the Consolidated Statements of Income, was $2.3 million, $2 million and $1.4 million for 1995, 1994 and 1993, respectively.

NOTE 2 - INCOME TAXES

CILCO follows the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO established a regulatory liability to account for the net effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated net deferred income tax liability at December 31, 1995, December 31, 1994 and December 31, 1993, were as follows:

December 31                             1995          1994           1993
                                                (In thousands)
Deferred tax liabilities:
   Property, including
      allowance for funds used
      during construction           $213,187      $212,308        $213,056
   Other                               3,759        11,105          11,835
Deferred tax assets:
   Other                             (13,086)      (11,560)        (10,446)
   Net regulatory liability          (59,482)      (59,997)        (69,477)
                                    --------      --------        --------
      Deferred income taxes         $144,378      $151,856        $144,968
                                    ========      ========        ========

Of the $7,478,000 decrease in the net deferred income tax liability at December 31, 1995, from December 31, 1994, $5,351,000 is attributable to the implementation of CILCO's early retirement programs.





Income tax expenses were as follows:

Years Ended December 31             1995          1994           1993
                                            (In thousands)
Current income taxes
Federal                       $26,712        $18,912       $18,510
State                           5,780          4,165         4,860
                              -------        -------       -------
  Total operating current
    taxes                      32,492         23,077        23,370
                              -------        -------       -------
Deferred operating income
  taxes, net
Depreciation and
  amortization                 (3,642)        (1,905)       (1,786)
Repair allowance                1,917            648           168
Borrowed component of AFUDC       396           (249)           76
Capitalized overhead costs       (893)          (794)         (888)
Removal costs                   2,130          2,176         2,471
Call premiums                    (236)           401         2,623
Gas take-or-pay settlements      (751)        (1,244)        1,413
Gas storage field                 861            408        (2,856)
Taxable salvage                   654          1,229           573
Coal tar remediation costs        642            253           120
Pension expense                (6,673)          (145)         (646)
Other                          (1,937)          (674)         (718)
                              -------        -------       -------
   Total operating deferred
      income taxes             (7,532)           104           550
                              -------        -------       -------
Investment tax credit
  amortization                 (1,693)        (1,693)       (1,694)
                              -------        -------       -------
   Total operating
      income taxes             23,267         21,488        22,226
                              -------        -------       -------


Income tax reduction for
   disallowed plant costs         168         (2,982)         --
Other net                        (902)        (1,339)       (1,859)
                              -------        -------       -------
   Total income taxes         $22,533        $17,167       $20,367
                              =======        =======       =======

Total deferred income taxes, net, includes deferred state income taxes of $533,000, $752,000 and $332,000 for 1995, 1994 and 1993,
respectively.

                                                1995           1994        1993
Statutory federal income tax rate               35.0           35.0%       35.0%
                                               =====          ====         ====
Equity component of AFUDC not subject to
  taxation                                       (.1)           (.4)        --
Depreciation differences for which
   deferred taxes have not been provided         1.0            1.4         1.0
Amortization of investment tax credit           (2.7)           3.6        (3.1)
CILCO-owned life insurance                      (1.0)          (1.0)        (.6)
State income taxes                               5.8            6.0         6.2
Civil fine                                       --              .7         --
Other differences                               (1.4)          (1.3)        (.8)
                                               -----           ----        -----
   Total                                         1.6            1.8         2.7
                                               -----           ----        -----
Effective income tax rate                       36.6%          36.8%       37.7%
                                               -----           ----        -----


NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $.9 million and $1.5 million at December 31, 1995 and 1994, respectively, for benefits other than pensions or health care provided to former or inactive employees.

PENSION BENEFITS

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company and QST, are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:

                                          1995         1994        1993
                                        (In thousands)
Operating expenses                      $15,383      $2,465       $1,841

Utility plant and other                   1,139       1,189          925
                                        -------      ------       ------
   Net pension costs                    $16,522      $3,654       $2,766
                                        =======      ======       ======


Provisions for pension expense reflect the use of the projected unit credit actuarial cost method. At December 31, 1995, CILCO recognized an additional minimum liability on the Balance Sheets for the plan in which the accumulated benefit obligation exceeds the fair value of plan assets.

The components of net periodic pension costs follow:

                                                       1995         1994
                                                        (In thousands)

   Cost of pension benefits earned by employees    $  4,654     $  5,589
   Interest cost on projected benefit obligation     15,188       14,422
   Actual return on plan assets                     (50,816)       1,237
   Net amortization and deferral                     34,437      (17,594)
   Special termination benefits                      13,059          --
                                                    --------     --------
   Net pension costs                               $ 16,522     $  3,654
                                                    ========     ========


During 1995, CILCO recognized $13.1 million of net pension costs in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. These amounts represented the costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the funded status of plans in which assets exceed accumulated benefits follows:

Actuarial present value of accumulated benefit         1995         1994
  obligation:                                            (In thousands)
   Vested benefits - employees' rights to receive
     benefits no longer contingent upon continued
     employment                                     $171,422     $145,975
   Non-vested benefits - employees' rights to
     receive benefits contingent upon continued
     employment                                       15,266       11,258
                                                    --------     --------
   Net benefit obligation                           $186,688     $157,233
                                                    ========     ========

Funded status:  pension assets and obligations
   Pension assets at fair market value              $232,560     $192,427
   Projected benefit obligation at present value    (233,746)    (189,438)
   Unrecognized transition asset                      (6,675)      (7,842)
   Unrecognized prior service cost                     9,034       10,603
   Unrecognized net (gain) loss                       (3,338)       7,562
                                                     -------     --------
   Pension asset (liability) recorded on Balance
     Sheets                                         $ (2,165)    $ 13,312
                                                     =======      ========


Information on the funded status of the plan in which accumulated benefits exceed assets follows:

Actuarial present value of accumulated benefit         1995           1994
  obligation:                                            (In thousands)
   Vested benefits - employees' rights to receive
     benefits no longer contingent upon continued
     employment                                    $ 1,792       $900
   Non-vested benefits - employees' rights to
     receive benefits contingent upon continued
     employment                                        132        --
                                                    ------       ----
   Net benefit obligation                          $ 1,924       $900
                                                    ======       ====


Funded status:  pension assets and obligations
   Pension assets at fair market value             $    --       $   --
   Projected benefit obligation at present value    (2,689)      (1,002)
   Unrecognized prior service cost                     536          576
   Unrecognized net (gain) loss                      1,352         (363)
   Adjustment to recognize minimum liability        (1,123)        (111)
                                                    -------      ------
   Pension liability recorded on Balance Sheets    $(1,924)      $ (900)
                                                    =======      ======


Significant assumptions used for calculations:      1995        1994
Discount rate                                      7.25%        8.00%

Expected rate of salary increase                   4.50%        4.50%
Expected long-term rate of return                  8.50%        8.50%


POSTRETIREMENT HEALTH CARE BENEFITS

Provisions for postretirement benefits expenses are determined under the accrual method of accounting.

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company and QST, are currently covered by a trusteed, non-contributory defined benefit postretirement health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

Postretirement health care benefit costs were charged as follows:

                                            1995       1994       1993
                                                  (In thousands)
Operating expenses                         $5,108     $5,253      $5,767

Utility plant and other                     1,882      1,913       2,060
                                           ------     ------      ------
   Net postretirement health care
     benefit costs                         $6,990     $7,166      $7,827
                                           ======     ======      ======


Information on the plan's funded status follows:

                                                  1995         1994
                                                 (In thousands)
Components of net postretirement health care
  benefit costs:
   Service cost - benefits attributed
     to service during the period               $ 1,302         $ 1,496
   Actual return on plan assets                  (5,936)            133
   Interest cost on accumulated
     postretirement health care
     benefit obligation                           4,795           4,469
   Amortization of transition
     obligation over 18.6 years                   2,858           2,858

   Other net amortization and
     deferral                                     3,971          (1,790)
                                                -------          -------
   Net postretirement health care
     benefit costs                              $ 6,990         $ 7,166
                                                =======         =======
Accumulated postretirement health
  care benefit obligation:
   Retirees                                     $36,646         $30,849
   Other fully eligible participants             12,668          10,859
   Other active participants                     22,003          20,046
                                                -------         -------
   Total accumulated postretirement
     health care benefit obligation              71,317          61,754

Less:
   Unrecognized actuarial gain                     (814)         (3,046)
   Unrecognized transition obligation            38,871          41,730
   Plan assets at fair value                     33,157          22,929
                                                -------         -------
   Accrued postretirement health
     care benefit cost liability                $   103         $   141
                                                =======         =======


For measurement purposes, the annual health care cost trend rate averaged 8.5% for 1995; the rate was assumed to decrease gradually to 6% by 2049 and remain at that level thereafter.

Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1995, by $3.2 million and the aggregate of the service and interest cost components of net postretirement health care cost for 1995 by $268,000. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1995, was 7.25% and at December 31, 1994, was 8%. The weighted average expected return on assets net of taxes was 8.1%, where taxes are assumed to decrease return by 0.4%.

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling $30.0 million at December 31, 1995, all of which were unused. These lines of credit were maintained by commitment fees of 1/20 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $24.6 million and $23.4 million at December 31, 1995 and 1994, respectively.

NOTE 5 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 1995, was $6.5 million.

NOTE 6 - PREFERRED STOCK

At December 31                                 1995             1994
                                                 (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption

   4.50% series - 111,264 shares             $11,126           $11,126
   4.64% series - 79,940 shares                7,994             7,994
Class A, no par value, authorized
  3,500,000 shares
   Flexible auction rate - 250,000
    shares (a)                                25,000            25,000
   With mandatory redemption
   5.85% series - 220,000 shares              22,000            22,000
                                             -------           -------
        Total preferred stock                $66,120           $66,120
                                             =======           =======

(a) Dividend rates at December 31, 1995 and 1994, were 4.40% and 4.72%, respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1995, is $3.3 million, assuming a continuation of the auction dividend rate at December 31, 1995, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1995, are as follows:

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

PREFERENCE STOCK, CUMULATIVE

No Par Value, Authorized 2,000,000 shares, of which none have been issued.

NOTE 7 - LONG-TERM DEBT

At December 31                                    1995          1994
                                                    (In thousands)
First Mortgage Bonds
   5 1/8% series due 1996                      $ 16,000        $ 16,000

   5 1/2% series due 1997                        20,000          20,000
   7 1/2% series due 2007                        50,000          50,000
   8 1/5% series due 2022                        65,000          65,000
Medium-Term Notes
   5.7% series due 1998                          10,650          10,650
   6.4% series due 2000                          30,000          30,000
   6.82% series due 2003                         25,350          25,350
   6.13% series due 2005                         16,000            --
   7.8% series due 2023                          10,000          10,000
   7.73% series due 2025                         20,000            --
Pollution Control Refunding Bonds
   6.5% series F due 2010                         5,000           5,000
   6.2% series G due 2012                         1,000           1,000
   6.5% series E due 2018                        14,200          14,200
   5.9% series H due 2023                        32,000          32,000
                                               --------        --------
                                                315,200         279,200
Unamortized premium and discount on
  long-term debt, net                             (803)           (841)
                                               --------        --------
     Total CILCO long-term debt                $314,397        $278,359
                                               ========        ========


CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt for 1997, 1998 and 2000 are $20 million, $10.6 million and $30 million, respectively. There are no scheduled maturities of long-term debt for 1999.
The 1996 maturities of long-term borrowings have been classified as current liabilities.

NOTE 8 - COMMITMENTS & CONTINGENCIES

CILCO's 1996 capital expenditures for utility plant are estimated to be $49.3 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1995.

CILCO's policy is to act as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company (CIPS). This agreement, which expires in 1998, provides for an initial purchase of 30 megawatts (MW) of capacity, increasing to 90 MW in 1997. CILCO can increase purchases to a maximum of 100 MW during the contract period, provided CIPS then has the additional capacity available. In November 1992, CILCO entered into a limited-term power agreement to purchase 100 MW of CIPS's capacity during the time period June 1998 through May 2002.

In March 1995, CILCO and CIPS renegotiated the November 1992 limited-term power agreement. This agreement, which now expires in May 2009, provides for CILCO to purchase 150 MW of CIPS@ capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement is subject to the ICC@s final approval of CILCO@s 1995 electric least cost energy plan, which has been revised to include the terms of this bulk power purchase agreement. ICC approval is expected in June 1996.

For a discussion of former gas manufacturing sites, refer to the caption"'Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 20 of CILCORP's 1995 Annual Report which is incorporated herein by reference.

NOTE 9 - RATE MATTERS

In December 1994, the Illinois Commerce Commission (ICC) issued a rate order designed to grant CILCO a $10.6 million, or 6.7% annual increase in gas base rate revenues. The new rates, designed to yield an 11.82% return on common equity and a 9.24% return on rate base, were effective in December 1994.

In mid-1992, after a significant number of leaks were detected in CILCO's Springfield cast iron gas distribution system, CILCO began a detailed examination of its Springfield gas distribution system and related operating practices and procedures. CILCO thereafter began an aggressive program to renew its Springfield gas cast iron main system. This project was completed in November 1995.

As a part of its rate order, the ICC disallowed approximately $7.5 million of CILCO's $24 million investment in the Springfield cast iron main renewal project. To reflect the disallowance, CILCO recorded a pre-tax charge of approximately $7.5 million ($4.5 million after-tax) against 1994 earnings.

The ICC staff began an informal review of CILCO@s Springfield gas operations and record-keeping practices in September 1992. Subsequently, the U.S. Department of Transportation (DOT) and the U.S. Department of Justice (DOJ) began conducting investigations of CILCO which were also focused principally on CILCO@s Springfield gas operations and its record-keeping practices.

In September 1994, CILCO entered into a federal court civil consent decree with the DOJ which concluded the DOT and DOJ investigations. As a part of the settlement with the DOJ, CILCO accepted adjustments recommended by the ICC staff which resulted in a net disallowance from CILCO's gas rate base of approximately $4.5 million of the cost of the Springfield cast iron main renewal project. This charge is part of the $7.5 million disallowance included in the December 1994 rate order. In addition to the rate base disallowance, CILCO agreed to pay an $844,000 civil fine to the United States and agreed to reimburse the ICC, the DOT and the DOJ $156,000 for the costs of their investigations. CILCO also agreed to underwrite the reasonable expense of an outside expert, selected by the ICC, to examine CILCO's gas operations manuals and systems to ensure they are in compliance with all applicable statutes and regulations. The audit was completed in October 1995 at a total cost of $356,000.

The DOJ agreed not to seek any additional civil or criminal penalties from CILCO or the Company. The ICC staff also agreed not to seek any additional enforcement penalties from CILCO or the Company. CILCO agreed to continue to cooperate with the DOJ in its investigation and prosecution of any individuals who may be responsible for willful violations of any applicable statute or regulation.

For a discussion of other gas and electric rate matters refer to information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations of CILCORP's 1995
Annual Report to Shareholders, which is incorporated herein by reference.

NOTE 10 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancelable capital and operating leases having remaining terms in excess of one year as of December 31, 1995, are $19.4 million in total. Payments due during the years ending December 31, 1996, through December 31, 2000, are $4.9 million, $4.4 million, $3.2 million, $2.7 million and $1.7 million, respectively.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CILCO's operating results for the periods indicated. The results of operations for each of the fiscal quarters are not necessarily comparable to, or indicative of, the results of an entire year due to the seasonal nature of CILCO's business.

For the Three Months Ended  March 31      June 30   September 30  December 31
                                            (In thousands)
1995

Operating revenue           $133,227      $100,512       $122,035    $121,970
Operating income              17,883        13,019         26,127       6,519
Net income                    12,082         7,074         20,106       3,136


1994
Operating revenue           $145,386      $101,505       $108,142    $106,337

Operating income              16,007        12,204         18,227      12,069
Net income                    10,615         7,057          8,986       5,829


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 CILCORP

Not applicable.
                                  CILCO

Not applicable.

                                PART III

Item 10.    Directors and Executive Officers of the Registrant

                                 CILCORP

The information required by Item 10 relating to directors is set forth in the Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

                                  CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 1996 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

Item 11.    Executive Compensation

                                 CILCORP

The Company has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

                                  CILCO

CILCO has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management
                                 CILCORP

The Company has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" of such proxy statement.

                                  CILCO

CILCO has filed with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" of such proxy statement.

Item 13.  Certain Relationships and Related Transactions

                                 CILCORP

CILCORP Inc. (CILCORP or Company), a holding company, is the parent of its direct subsidiaries Central Illinois Light Company (CILCO), CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), QST Enterprises Inc. (QST) and Environmental Science & Engineering, Inc.
(ESE). In the course of business, the Company carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by the Company and the other subsidiaries for any services it provides.

ESE and the Holding Company entered into an agreement to consolidate ESE's outstanding debt. Under this agreement, ESE can draw on a $15 million revolving line of credit which expires May 2, 1996. At
December 31, 1995, ESE had $2.6 million borrowed from CILCORP under this agreement. ESE also borrowed $20 million from the Holding Company on a term credit basis with the principal due May 2, 1998.

At December 31, 1995, CILCORP guaranteed $3 million of outstanding debt of CILCORP Lease Management Inc. CILCORP receives a fee for the guarantee.

CIM has guaranteed the performance of CIM Leasing Inc. and CIM Air Leasing Inc. with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

                                  CILCO

Certain members of the Board of Directors of CILCORP Inc. are also members of the Board of Directors of CILCO. The Chairman and Chief Executive Officer of CILCO is also the President and Chief Executive Officer of CILCORP and the secretary of CILCO is also Vice President, General Counsel and Secretary of CILCORP Inc.


                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

                                 CILCORP
                                                                  Page in
                                                             Annual Report to
                                                               Stockholders
(a) 1.   Financial Statements

         The following statements are included in
         Exhibit 13 of this filing and are incorporated herein by reference from CILCORP Inc.@s 1995
         Annual Report:

         Management's Report                                      26

         Report of Independent Public Accountants                 26

         Consolidated Statements of Income for the three
           years ended December 31, 1995                          27

         Consolidated Balance Sheets as of
           December 31, 1995, and December 31, 1994              28-29

         Consolidated Statements of Segments of Business for
           the three years ended December 31, 1995               30-31

         Consolidated Statements of Cash Flows for the three
           years ended December 31, 1995                          32

         Consolidated Statements of Common Stockholders' Equity
           for the three years ended December 31, 1995            33

         Notes to the Consolidated Financial Statements          34-42

(a) 2.   Financial Statement Schedules

         The following schedules are included herein:
                                                               Page No.
                                                               Form 10-K
                                                               ---------
         Schedule II - Valuation and Qualifying Accounts
                         and Reserves                             67

         Schedule XIII -Investment in Leveraged Leases at
                        December 31, 1995                         69

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.   Exhibits

  *(3) Articles of Incorporation (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit 3)).

   (3)a  By-laws as amended effective April 25, 1995.

***(4) Instruments defining the rights of security holders, including indentures

 (10) CILCO Executive Deferral Plan as amended through January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1993, File No. 1-8946, as Exhibit (10)).

 (10)a   Executive Deferral Plan II as amended January 29, 1996
         (Designated in Form 10-K for the year ended December 31, 1989, File No. 1-8946, as Exhibit (10)b).

*(10)b   CILCORP Economic Value Added Incentive Compensation Plan
         (Adopted February 29, 1989 & Revised January 29, 1991 and January 30, 1996.)

*(10)c   CILCORP Compensation Protection Plan. (Adopted June 28, 1994.)

*(10)d CILCO Benefit Replacement Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit
         (10)e).

*(10)e Deferred Compensation Stock Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit
         (10)f).

*(10)f Shareholder Return Incentive Compensation Plan (included as part of Company's definitive proxy in 1993 Annual Meeting of
         Stockholders,   filed with the Commission on March 26, 1993.)

 (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
                                                             Page No.
                                                            Form 10-K
                                                           ----------
 (13)    Annual Report to Security Holders                     74

 (24)    Consent of Arthur Andersen LLP                        75

 (25)    Power of Attorney

 (27)    CILCORP Inc. Consolidated Financial Data Schedule

(b) 3.     Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of 1995.

* These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

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

                                                                     Page No.
                                                                    Form 10-K
                                                                    ----------
(a)  1.     Financial Statements
            The following are included herein:

            Management's Report                                         36

            Report of Independent Public Accountants                    37

            Consolidated Statements of Income for the three years
              ended December 31, 1995                                   38

            Consolidated Balance Sheets as of December 31, 1995 and
              December 31, 1994                                       39-40

            Consolidated Statements of Cash Flows for the three
              years ended December 31, 1995                           41-42

            Consolidated Statements of Segments of Business for
              the three years ended December 31, 1995                 43-44

            Consolidated Statements of Retained Earnings for the
              three years ended December 31, 1995                       45

            Notes to the Consolidated Financial Statements            46-59

(a)  2.     Financial Statement Schedules
            The following schedule is included herein:

            Schedule II - Valuation and Qualifying Accounts and
                            Reserves for the three years ended
                            December 31, 1995                           68

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)   3.    Exhibits

      *(3)  Articles of Incorporation. As amended July 26, 1993.

       (3)a Bylaws.  As amended effective April 1, 1995.

      *(4)  Indenture of Mortgage and Deed of Trust between Illinois
            Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through November 1, 1994. (Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No. 1-2732, as Exhibit A, in Form 8-K for July 1958, File No. 1-2732, as Exhibit A, in Form 8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for
            March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May 1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992, File No. 1-2732, as Exhibit (4) in Form 8-K dated January 29, 1993, File No. 1-2732, as Exhibit (4) and in Form 8-K dated December 2, 1994, File No. 1-273, as Exhibit (4).)

      *(4)a Supplemental Indenture dated November 1, 1994.  (Designated in
            Form 8-K dated November 1, 1994, File No. 1-2732, as
            Exhibit (4).)

      (10)  Executive Deferral Plan as amended January 29, 1996.
            (Designated in Form 10-K for the year ended December 31, 1993, File No. 1-8946, as Exhibit (10).)

      (10)a Executive Deferral Plan II as amended January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1989, File No. 1-2732, as Exhibit (10)b.)

     *(10)b CILCO Compensation Protection Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)c.)

     *(10)c Deferred Compensation Stock Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)d.)

      (10)d CILCO Economic Value Added Incentive Compensation Plan (adopted January 29, 1991 and revised January 29, 1996). (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)e.)

     *(10)e Benefit Replacement Plan. (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-2732, as Exhibit
            (10)f.)

     *(10)f Shareholder Return Incentive Compensation Plan (included as part of CILCORP Inc.'s definitive proxy in 1993 Annual Meeting of Stockholders, filed with the Commission on March 26, 1993.)

      (12)  Computation of Ratio of Earnings to Fixed Charges

      (25)  Power of Attorney

      (27)  Central Illinois Light Company Financial Data Schedule

    (b) 3.  Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of 1995.












*These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

SCHEDULE II
CILCORP INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 1995, 1994 and 1993
(Thousands of dollars)
Column A                         Column B      Column C        Column D  Column E
                                               Additions
                                Balance at Charged  Charged             Balance at
                                Beginning     to     to Other              End of
      Description               of Period   Income   Accounts  Deductions  Period
Year ended December 31, 1995
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts           $2,291     $2,216         --     $2,284  $2,223
   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages         2,600      1,279         --      1,329   2,550

Year ended December 31, 1994
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts           $2,255     $2,617         --     $2,581  $2,291

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages         2,321      1,027         --        748   2,600

Year ended December 31, 1993
      Deducted from Assets -
      Doubtful Accounts           $1,943     $2,760         --     $2,448  $2,255

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages         1,869      1,209         --        757   2,321

SCHEDULE II

CENTRAL ILLINOIS LIGHT COMPANY
Valuation of Qualifying Accounts and Reserves
Years Ended December 31, 1995, 1994 and 1993
(Thousands of dollars)
Column A                          Column B    Column C          Column D    Column E
                                              Additions
                                  Balance at  Charged Charged              Balance at
                                  Beginning     to    to other               End of
     Description                  of Period   Income  Accounts  Deductions   Period
Year ended December 31, 1995
     Accumulated Provisions
        Deducted from Assets -
        Doubtful Accounts          $  600      $1,299     --       $1,249    $  650

     Accumulated Provisions
        Not Deducted from Assets -
        Injuries and Damages        2,600       1,279     --        1,329     2,550

Year ended December 31, 1994
     Accumulated Provisions
        Deducted from Assets -
        Doubtful Accounts          $  585      $1,494     --       $1,479    $  600

     Accumulated Provisions
        Not Deducted from Assets -
        Injuries and Damages         2,321      1,027     --          748     2,600

Year ended December 31, 1993
     Accumulated Provisions
        Deducted from Assets -
        Doubtful Accounts           $  799     $1,079     --       $1,293    $  585

     Accumulated Provisions
        Not Deducted from Assets -
        Injuries and Damages         1,869      1,209     --          757     2,321

SCHEDULE XIII

CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 1995
(Thousands of dollars)
                                   Cost               Amount
Leveraged Leases                 of each           carried on
                                  lease (A)      Balance Sheet (B)
Office buildings                $23,130            $ 49,944
Warehouses                       11,746              19,852
Mining equipment                 10,244              16,895
Generating station               14,957              22,312
Passenger railway equipment       3,805               4,907
Cargo aircraft                    9,583              13,230
                                 ------             -------
        Totals                  $73,465            $127,140
                                 ======             =======

(A) This value is the original cost of the leveraged lease net of original nonrecourse debt.

(B) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt.

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cuased this report to be signed on its behalf by the undersigned, therunto duly authorized.

                                      CILCORP INC.


March 14, 1996                        By  R. O. Viets
                                          R. O. Viets
                                          President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                    Date

(i) and (ii) Principal executive officer, director and principal financial officer:



R. O. Viets
R. O. Viets                  President, Chief         March 14, 1996
                               Executive Officer
                               And Director


(iii) Controller


J. L. Barnett
J. L. Barnett                Controller                March 14, 1996

(iv)  A majority of the Directors
      (including the director named above):


M. Alexis*                   Director                  March 14, 1996
J. R. Brazil*                Director                  March 14, 1996
W. Bunn III*                 Director                  March 14, 1996
D. E. Connor*                Director                  March 14, 1996
H. J. Holland*               Director                  March 14, 1996
H. S. Peacock*               Director                  March 14, 1996
K. E. Smith*                 Director                  March 14, 1996
R. M. Ullman*                Director                  March 14, 1996
M. M. Yeomans*               Director                  March 14, 1996


R. O. Viets
R. O. Viets                  Director                  March 14, 1996


 *By     R. O. Viets
         R. O. Viets
         Attorney-in-fact

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTRAL ILLINOIS LIGHT COMPANY


March 14, 1996                   By    J. F. Vergon
                                       J. F. Vergon
                                       President and Chief
                                         Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Title                  Date

(i)  Principal executive officer and director:


J. F. Vergon
J. F. Vergon                    President and Chief    March 14, 1996
                                  Operating Officer
                                  and Director

(ii(  Principal financial officer:


T. S. Romanowski
T. S. Romanowski                Vice President          March 14, 1996

(iii)  controller


R. L. Beetschen
R. L. Beetschen                 Controller              March 14, 1996

(iv)  A majority of the Directors
      (including the director named above):


M. Alexis*                      Director                March 14, 1996
D. E. Connor*                   Director                March 14, 1996
R. W. Slone*                    Director                March 14, 1996
K. E. Smith*                    Director                March 14, 1996
J. F. Vergon*                   Director                March 14, 1996
R. O. Viets*                    Director                March 14, 1996
M. M. Yeomans*                  Director                March 14, 1996

J. F. Vergon
J. F. Vergon                    Director                March 14, 1996


*By   J. F. Vergon
      J. F. Vergon
      Attorney-in-fact

EXHIBIT (12)

CILCORP INC. AND SUBSIDIARIES
Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends
Twelve Months Ended                1995          1994       1993       1992      1991
                                             (Thousands of Dollars)
Earnings, as Defined:
  Net Income                      $38,582       $32,586    $33,583     $32,097  $ 39,656
  Income Taxes                     23,274        18,180     18,069      20,810    29,676
  Interest                         29,861        26,341     27,363      29,205    28,661
  Interest Portion of Rentals       1,905         1,864      2,447         415       453
  Preferred Dividends               3,299         2,980      4,043       4,441     4,441
  Convertible Preferred
    dividends                          --            --         --          --       828
                                  -------        ------     ------      ------   -------
     Total Earnings, as Defined   $96,921       $81,951    $85,505     $86,968  $103,715

Fixed Charges, as Defined:
  Interest Expense                $27,512       $24,313    $25,929     $28,275  $ 27,791
  Interest Expense on COLI          2,349         2,028      1,434         930       870
  Interest Portion of Rentals       1,905         1,864      2,447         415       453
  Tax Effected Preferred
    Dividends                       5,468         4,939      6,701       7,249     8,601
                                  -------       -------    -------     -------  --------
  Total Fixed Charges, as
     Defined                      $37,234       $33,144    $36,511     $36,869  $37,715
                                  =======       =======    =======     =======  =======
Ratio of Earnings to Fixed
     Charges                          2.6           2.5        2.3         2.4      2.8
                                      ===           ===        ===         ===      ===

EXHIBIT (12)

CENTRAL ILLINOIS LIGHT COMPANY
Computation of Ratio of Earnings
to Fixed Charges
Twelve Months Ended                  1995          1994        1993        1992      1991
                                               (Thousands of Dollars)
Earnings, as Defined:
   Net Income                       $42,398      $32,487       $37,678    $35,636    $44,231
   Income Taxes                      22,534       17,168        20,368     17,723     22,329
   Fixed Charges, as Below           27,876       24,693        26,335     25,130     24,295
                                    -------      -------       -------    -------    -------
    Total Earnings, as Defined      $92,808      $74,348       $84,381    $78,489    $90,855
                                    =======      =======       =======    =======    =======
Fixed Charges, as Defined:
   Interest on COLI                 $ 2,349      $ 2,028       $ 1,434    $   930    $   870
   Interest on Short-term Debt          744          292           592        180         --
   Interest on Long-term Debt        20,242       19,221        19,753     20,747     21,285
   Amortization of Debt Discount
     & Expense, Premium and
     Reacquired Loss                    669          665           624        410         96
   Miscellaneous Interest
     Expense                          1,967          623         1,485      2,448      1,591
   Interest Portion of Rentals        1,905        1,864         2,447        415        453
                                    -------      -------       -------    -------    -------
     Total Fixed Charges, as
        Defined                     $27,876      $24,693       $26,335    $25,130    $24,295
                                    =======      =======       =======    =======    =======
Ratio of Earnings to Fixed
    Charges                             3.3          3.0           3.2        3.1        3.7
                                        ===          ===           ===        ===        ===


NOTICE

This copy of CILCORP Inc.'s and central Illinois Light Company's Form 10-K does not include our 1995 Consolidated Annual Report. If you have not received our 1995 Consolidated Annual Report and would like one, please let us know.



Telephone:
  In Peoria  675-8808
  Elsewhere in Illinois  1-800-322-3569
  Outside Illinois  1-800-322-3569
  TDD  1-309-675-8892

Or you can write to us at:
   Investor Relations Department
   CILCORP Inc.
   300 Hamilton Blvd.
   Suite 300
   Peoria, IL  61602-1238

EXHIBIT 24

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated February 2, 1996, included herein or incorporated by reference in this Form 10-K, into CILCORP Inc.'s previously filed Registration Statements File No. 33-45318, 33-51315 and 33-51241.


                     ARTHUR ANDERSEN LLP


Chicago, Illinois
March 8, 1996