Form 10-Q
period 1996-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1996-05-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended March 31, 1996

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
                       Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at April 30, 1996          13,428,562

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at April 30, 1996        13,563,871
                                CILCORP INC.
                                  AND
                      CENTRAL ILLINOIS LIGHT COMPANY
             FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996
                                  INDEX


PART I.     FINANCIAL INFORMATION
                                                              Page No.

Item 1:     Financial Statements

            CILCORP INC.

               Consolidated Balance Sheets                        3-4

               Consolidated Statements of Income                   5

               Consolidated Statements of Cash Flows              6-7

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                        8-9

               Consolidated Statements of Income                  10

               Consolidated Statements of Cash Flows             11-12

            Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company      13-14

Item 2:     Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               CILCORP Inc. and Central Illinois Light Company   15-26

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                     27

Item 4:     Submission of Matters to a Vote of Security Holders   27

Item 5:     Other Information                                    27-30

Item 6:     Exhibits and Reports on Form 8-K                      30

Signatures                                                       31-32

                         CILCORP INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                       March 31,    December 31,
                                                          1996            1995
ASSETS                                                (Unaudited)
Current assets:

Cash and temporary cash investments                    $   6,974      $   17,100
Receivables, less reserves of $2,351 and $2,223           73,349          68,479
Accrued unbilled revenue                                  30,578          42,842
Fuel, at average cost                                      6,712          11,596
Materials and supplies, at average cost                   16,274          16,963
Gas in underground storage, at average cost                5,322          13,592
Prepayments and other                                      8,804          14,921
                                                      ----------      ----------
     Total current assets                                148,013         185,493
                                                      ----------      ----------
Investments and other property:
Investment in leveraged leases                           128,634         127,141
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $33,211                                                 2,432           1,924
Other investments                                          5,347           5,392
                                                      ----------      ----------
   Total investments and other property                  136,413         134,457
                                                      ----------      ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                            1,145,424       1,142,945
   Gas                                                   381,561         379,985
                                                      ----------      ----------
                                                       1,526,985       1,522,930
Less - accumulated provision for depreciation            692,863         682,574
                                                      ----------      ----------
                                                         834,122         840,356
Construction work in progress                             43,942          44,749
Plant acquisition adjustments, being amortized
   to 1999                                                 2,464           2,642
Other, net of depreciation                                21,669          22,774
                                                      ----------      ----------
     Total property, plant and equipment                 902,197         910,521
                                                      ----------      ----------
Other assets:
Prepaid pension expense                                      536             536
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $4,469 and $4,293                                      23,669          23,845
Other                                                     17,591          21,219
                                                      ----------      ----------
     Total other assets                                   41,796          45,600
                                                      ----------      ----------
     Total assets                                     $1,228,419      $1,276,071
                                                      ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY                    March 31,   December 31,
                                                          1996            1995
                                                       (Unaudited)
Current liabilities:
Current portion of long-term debt                      $   23,048      $   19,052

Notes payable                                              19,070          47,100
Accounts payable                                           33,016          44,550
Accrued taxes                                              12,062           5,035
Accrued interest                                            5,733          10,059
Purchased gas adjustment over-recoveries                    3,904           1,987
Other                                                      12,445          15,259
                                                       ----------      ----------
     Total current liabilities                            109,278         143,042
                                                       ----------      ----------
Long-term debt                                            323,910         344,113
                                                       ----------      ----------
Deferred credits and other liabilities:
Deferred income taxes                                     242,062         241,603
Net regulatory liability of regulated subsidiary           59,558          59,482
Deferred investment tax credit                             24,064          24,485
Other                                                      35,625          35,248
                                                       ----------      ----------
     Total deferred credits                               361,309         360,818
                                                       ----------      ----------
Preferred stock of subsidiary                              66,120          66,120
Stockholders' equity:                                  ----------      ----------
Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,419,895 and
   13,335,606 shares                                      182,967         179,330
Retained earnings                                         184,835         182,648
                                                       ----------      ----------
     Total stockholders' equity                           367,802         361,978
                                                       ----------      ----------
     Total liabilities and stockholders' equity        $1,228,419      $1,276,071
                                                       ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                     CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
                             (In thousands)*
                               (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                               1996         1995
Revenue:
Electric                                   $76,691      $74,345
Gas                                         78,040       58,882
Environmental and engineering
   services                                 20,475       34,674
Other businesses                             2,780        2,686
                                           -------      -------
   Total                                   177,986      170,587

Operating expenses:
Fuel for generation and
   purchased  power                         28,194       27,543
Gas purchased for resale                    45,589       29,107
Other operations and maintenance            50,469       59,918
Depreciation and amortization               16,616       15,816
Taxes, other than income taxes              11,638       11,119
                                           -------      -------
   Total                                   152,506      143,503
                                           -------      -------
Fixed charges and other:
Interest expense                             6,771        7,456
Preferred stock dividends
   of subsidiary                               815          835
Allowance for funds used during
   construction                                (35)        (231)
Other                                          945          191
                                            -------      -------
   Total                                     8,496        8,251
                                            -------      -------
Income before income taxes                  16,984       18,833
Income taxes                                 6,590        7,360
                                            -------      -------
   Net income available for
      common stockholders                  $10,394      $11,473
                                            =======      =======
Average common shares outstanding           13,366       13,045

   Net income per common share             $   .78      $   .88

   Dividends per common share              $  .615      $  .615
*Except per share amounts

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                      1996            1995
 Cash flows from operating activities:
Net income before preferred dividends                $11,209     $ 12,308
                                                     --------    --------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease & investment income                  (1,493)     (1,550)
  Depreciation and amortization                       16,616      15,816
  Deferred income taxes, investment tax credit and
    regulatory liability of subsidiary, net              114      (1,517)
Changes in operating assets and liabilities:
  Decrease (increase) in accounts receivable and
    accrued unbilled revenue                           7,394      (4,057)
  Decrease in inventories                             13,843      10,978
  Decrease in accounts payable                       (11,534)    (15,951)
  Increase in accrued taxes                            7,027       7,257
  Decrease in other assets                             9,921       2,703
  (Decrease) increase in other liabilities            (4,846)      1,152
                                                     --------    --------
  Total adjustments                                   37,042      14,831
                                                     --------    --------
  Net cash provided by operating activities           48,251      27,139
                                                     --------    --------
Cash flows from investing activities:
Additions to plant                                    (7,938)    (16,790)
Proceeds from sale of long-term investments               --         500
Other                                                   (817)     (1,740)
                                                     --------    --------
     Net cash used in investing activities            (8,755)    (18,030)
                                                     --------    --------
Cash flows from financing activities:
Net (decrease) increase in short-term debt           (28,030)     16,200
Repayment of long-term debt                          (16,207)    (18,000)
Common dividends paid                                 (8,207)     (8,017)
Preferred dividends paid                                (815)       (835)
Proceeds from issuance of stock                        3,637       1,266
                                                     --------    --------
     Net cash used in financing activities           (49,622)     (9,386)
                                                     --------    -------
Net decrease in cash and temporary cash
  investments                                        (10,126)       (277)
Cash and temporary cash investments at beginning
  of year                                             17,100       1,604
                                                     --------    -------
Cash and temporary cash investments at end of
  quarter                                            $ 6,974     $ 1,327
                                                     =======     =======

Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                          $11,702    $11,082

   Income Taxes                                      $   500    $ 1,179

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Balance Sheets
                             (In thousands)
                                                   March 31,  December 31,
ASSETS                                                1996       1995
                                                  (Unaudited)
Utility plant, at original cost:

  Electric                                        $1,145,424  $1,142,945
  Gas                                                381,561     379,985
                                                  ----------  ----------
                                                   1,526,985   1,522,930
  Less - accumulated provision for depreciation      692,863     682,574
                                                  ----------  ----------
                                                     834,122     840,356
Construction work in progress                         43,942      44,749
Plant acquisition adjustments, net of
  amortization                                         2,464       2,642
                                                  ----------  ----------
    Total utility plant                              880,528     887,747
                                                  ----------  ----------
Other property and investments:
Cash surrender value of company-owned life
  insurance (net of related policy loans of
  $33,211)                                             2,432       1,924
Other                                                  1,619       1,623
                                                  ----------  ----------
    Total other property and investments               4,051       3,547
                                                  ----------  ----------
Current assets:
Cash and temporary cash investments                    5,433      16,556
Receivables, less reserves of $761 and $650           52,782      42,312
Accrued unbilled revenue                              19,478      28,891
Fuel, at average cost                                  6,712      11,596
Materials and supplies, at average cost               16,274      16,541
Gas in underground storage, at average cost            5,320      13,592
Prepaid taxes                                             --       7,978
Other                                                  4,254      10,300
                                                  ----------  ----------
    Total current assets                             110,253     147,766
                                                  ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt                    5,915       6,029
Unamortized debt expense                               2,335       2,374
Prepaid pension cost                                     536         536
Other                                                  8,061      11,992
                                                  ----------  ----------
    Total deferred debits                             16,847      20,931
                                                  ----------  ----------
Total assets                                      $1,011,679  $1,059,991
                                                  ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                      CENTRAL ILLINOIS LIGHT COMPANY
                       Consolidated Balance Sheets
                              (In thousands)

                                                  March 31,  December 31,
CAPITALIZATION AND LIABILITIES                      1996         1995
                                                  (Unaudited)
Capitalization:

Common shareholder's equity:
   Common stock, no par value; authorized
  20,000,000 shares; outstanding 13,563,871
     shares                                         $ 185,661   $ 185,661
   Retained earnings                                  145,710     140,814
                                                   ----------  ----------
        Total common shareholder's equity             331,371     326,475
Preferred stock without mandatory redemption           44,120      44,120
Preferred stock with mandatory redemption              22,000      22,000
Long-term debt                                        278,407     298,397
                                                   ----------  ----------
        Total capitalization                          675,898     690,992
                                                   ----------  ----------
Current liabilities:
Current maturities of long-term debt                   20,000      16,000
Notes payable                                              --      24,600
Accounts payable                                       30,905      40,483
Accrued taxes                                           8,352       5,917
Accrued interest                                        5,236       8,508
Purchased gas adjustment over-recoveries                3,904       1,987
Level payment plan                                         --       1,870
Other                                                   5,095       6,418
                                                   ----------  ----------
        Total current liabilities                      73,492     105,783
                                                   ----------  ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                     143,571     144,378
Regulatory liability, net                              59,558      59,482
Investment tax credits                                 24,064      24,485
Capital lease obligation                                2,927       3,025
Other                                                  32,169      31,846
                                                   ----------  ----------
        Total deferred liabilities and credits        262,289     263,216
                                                   ----------  ----------
Total capitalization and liabilities               $1,011,679  $1,059,991
                                                   ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                          CENTRAL ILLINOIS LIGHT COMPANY
                         Consolidated Statements of Income
                                  (In thousands)
                                    (Unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                     1996          1995
Operating revenues:
Electric                                          $ 76,691      $ 74,345
Gas                                                 78,040        58,882
                                                  --------      --------
            Total operating revenues               154,731       133,227
                                                  --------      --------
Operating expenses:
Cost of fuel                                        25,932        24,760
Cost of gas                                         45,589        29,107
Purchased power                                      2,262         2,784
Other operation and maintenance                     26,702        27,315
Depreciation and amortization                       15,054        14,146
Income taxes                                         8,614         7,515
Other taxes                                         10,386         9,717
                                                  --------      --------
            Total operating expenses               134,539       115,344
                                                  --------      --------
Operating income                                    20,192        17,883
                                                  --------      --------
Other income and deductions:
Cost of equity funds capitalized                        19            --
Company-owned life insurance, net                     (206)         (191)
Other, net                                             (60)          (16)
                                                  --------      --------
            Total other income and (deductions)       (247)         (207)
                                                  --------      --------
Income before interest expenses                     19,945        17,676
                                                  --------      --------
Interest expenses:
Interest on long-term debt                           5,304         4,808
Cost of borrowed funds capitalized                     (16)         (231)
Other                                                  739         1,017
                                                  --------      --------
            Total interest expenses                  6,027         5,594
                                                  --------      --------
Net income                                          13,918        12,082
                                                  --------      --------
Dividends on preferred stock                           815           835
                                                  --------      --------
Net income available for common stock             $ 13,103      $ 11,247
                                                  ========      ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                       1996         1995
Cash flows from operating activities:
Net income before preferred dividends              $  13,918    $ 12,082
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                       15,232      14,324
  Deferred taxes, investment tax credits and
     regulatory liability, net                        (1,152)     (1,509)
  Increase in accounts receivable                    (10,470)     (4,515)
  Decrease in fuel, materials and supplies,
     and gas in underground storage                   13,424      10,978
  Decrease in unbilled revenue                         9,414       5,537
  Decrease in accounts payable                        (9,577)    (15,897)
  Increase (decrease) in accrued taxes and
  interest                                              (837)      1,060
  Capital lease payments                                 161         120
  Decrease in other current assets                    14,025       5,633
  Increase (decrease)in other current liabilities     (1,275)         41
  (Increase) decrease in other non-current
     assets                                            4,598      (1,055)
  Increase in other non-current liabilities              580       1,939
                                                     --------     --------
     Net cash provided by operating activities        48,041      28,738
                                                     --------     --------
Cash flows from investing activities:
  Capital expenditures                                (7,852)    (15,150)
  Cost of equity funds capitalized                       (19)         --
  Other                                               (1,509)     (1,801)
                                                     --------     --------
     Net cash used in investing activities            (9,380)    (16,951)
                                                     --------     --------
Cash flows from financing activities:
  Common dividends paid                               (8,208)     (8,017)
  Preferred dividends paid                              (815)       (835)
  Long-term debt issued                                   --         (34)
  Retirement of long-term debt                       (16,000)         --
  Payments on capital lease obligation                  (161)       (120)
  Decrease in short-term borrowing                   (24,600)     (2,800)
                                                     --------     --------
     Net cash used in financing activities           (49,784)    (11,806)
                                                     --------     --------
Net decrease in cash and temporary cash
  investments                                        (11,123)        (19)

Cash and temporary cash investments at beginning
  of year                                             16,556         629
                                                     --------     --------
Cash and temporary cash investments at March 31     $  5,433     $   610
                                                     ========     ========




Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

  Interest (net of cost of borrowed funds
    capitalized)                                    $  9,400     $ 8,903
  Income taxes                                            --       1,479

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

             CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE), QST Enterprises Inc.
(QST) and CILCORP's other subsidiaries after elimination of significant
intercompany transactions.   CILCORP owns 100% of the common stock of
CILCO. All of the other first-tier subsidiaries are wholly-owned by CILCORP. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission. Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read with the consolidated financial statements and related notes forming a part of the Company's 1995 Annual Report on Form 10-K.

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

NOTE 2.   Gas Pipeline Supplier Transition Costs

CILCO is subject to various Federal Energy Regulatory Commission
(FERC) orders and settlements related to the transition to a more competitive natural gas industry. FERC Order 636 unbundled the sale, transportation and storage functions of interstate gas pipelines, and also allows the pipelines to recover prudently incurred transition costs from gas distribution companies. FERC Orders 500 and 528 allow interstate gas pipelines to bill gas distribution companies for take-or-pay and other charges related to the transition to a more competitive gas industry. During the three months ended March 31, 1996, CILCO has paid $.4 million for interstate pipeline transition costs. These costs have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). Since these costs are recoverable from CILCO's customers, management does not expect gas pipeline supplier transition costs to materially impact CILCO's financial position or results of operations.

CILCO has recorded a regulatory asset and a corresponding liability of $2.6 million on its Balance Sheets as of March 31, 1996, of which $1.1 million will be due in one year. The remaining $1.5 million represents the minimum amount of the estimated range of such future direct billings from pipelines which CILCO expects to receive related to take-or-pay and other transition costs.



NOTE 3.  Contingencies

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party (PRP) under federal or state environmental laws.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites (Sites A, B, C and D) located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. CILCO previously operated plants at Sites A, B and C and currently owns Sites A and B. In cooperation with the Illinois Environmental Protection Agency, CILCO completed remedial action in 1991 at Site A, at a cost of $3.3 million. In 1994, CILCO investigated Site B to define the extent of waste materials on site. A risk assessment for Site B is currently underway. During the first quarter of 1996 CILCO has paid approximately $146,000 to outside parties to investigate and/or test Sites A and B. CILCO has not yet formulated a remediation plan for Site C. Until more detailed site specific testing has been completed, CILCO cannot determine the ultimate extent or cost of any remediation of Site C. CILCO does not currently own Site D and has not yet determined the extent, if any, of its remediation responsibility for this site.

CILCO expects to spend approximately $390,000 for site monitoring, legal fees and feasibility studies in 1996. A $4 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through March 1996 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through March 31, 1996, CILCO has recovered approximately $4.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of coal tar costs in the year they are incurred. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

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

In March 1995, CILCO and CIPS renegotiated a November 1992 limited-term power agreement. This renegotiated agreement, which expires in May 2009, provides for CILCO to purchase 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement is subject to the ICC's final approval of CILCO's 1995 electric least cost energy plan, which has been revised to include the terms of this agreement. ICC approval is expected in May 1996.


                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (CILCORP or the Company) is the parent of three core operating businesses, Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE) and QST Enterprises Inc.
(QST). CILCORP also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM), and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company (Holding Company) itself, are collectively referred to herein as Other Businesses.

CILCO, the primary business subsidiary, is an electric and gas utility serving customers in central and east central Illinois. CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.

ESE is a national environmental consulting, engineering and analytical services firm serving governmental, industrial and commercial customers. ESE, through its subsidiaries, also acquires environmentally impaired property for remediation and resale.

QST, formed in December 1995, provides energy and energy services -- buying, managing and controlling energy -- for a wide variety of customers. QST is also engaged in the business of fiberoptic communication through one of its wholly-owned subsidiaries.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI invests in ventures in environmental services, energy, biotechnology and health care.

                      Capital Resources & Liquidity
Declaration of dividends by CILCORP is at the discretion of the Board of Directors. CILCORP's ability to declare and pay dividends is contingent upon its receipt of dividend payments from its subsidiaries, business conditions, earnings and the financial condition of the Company. The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, finance acquisitions, pay its financial obligations, meet working capital needs and retire debt as it matures.

CILCORP
Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On March 31, 1996, CILCORP had committed bank lines of credit of $50 million, of which $18.7 million was outstanding.

During the first quarter of 1996, CILCORP issued 84,289 shares of common stock at an average price of $43.15 per share through the CILCORP Inc. Automatic Reinvestment and Stock Purchase Plan (DRIP) and the CILCO Employees' Savings Plan (ESP). Depending on market conditions, CILCORP may issue additional shares of common stock through the DRIP, the ESP or other stock offerings. The proceeds from newly issued stock will be used to retire CILCORP debt, to meet working capital and capital expenditure requirements at QST and for other corporate purposes.

At March 31, 1996, CILCORP had $45 million of medium-term notes outstanding. CILCORP may issue up to $75 million under its current medium-term note program. CILCORP may issue additional notes in the future under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $7.9 million for the three months ended
March 31, 1996. Capital expenditures are anticipated to be approximately $43.8 million for the remainder of 1996 which includes approximately
$2.4 million for the installation of a communication network in Peoria, Illinois. Capital expenditures for the years 1997 and 1998 are estimated to be $49.7 million and $49.5 million, respectively.

Currently, CILCO does not plan to issue long-term debt during 1996. CILCO intends to finance its 1996 and 1997 capital expenditures with funds provided by operations.

At March 31, 1996, CILCO had committed bank lines of credit aggregating
$30 million, all of which were unused. These lines of credit are used to support CILCO's issuance of commercial paper. CILCO expects these bank lines will remain unused through 1996. CILCO had no commercial paper outstanding at March 31, 1996, but expects to issue commercial paper periodically throughout the remainder of 1996.

In addition to declaring a regular common dividend, CILCO's Board of Directors declared a special $10 million dividend at the April 1996 Board Meeting. These dividends were paid to CILCORP, the sole common shareholder of CILCO.

ESE

For the quarter ended March 31, 1996, ESE's capital expenditures were approximately $800,000, which included $700,000 to acquire land through its subsidiary, ESE Land Corporation, for remediation and resale. Capital expenditures for the remainder of 1996 are budgeted to be approximately $7.9 million, which includes $7 million to acquire land for remediation and resale.

At March 31, 1996, ESE had borrowings of $20 million from CILCORP and advances of $2.7 million to CILCORP. ESE also has a $15 million line of credit with CILCORP. At March 31, 1996, all of this line of credit was unused. ESE has a $10 million bank line of credit, of which $4.4 million was outstanding at March 31, 1996, to collaterize performance bonds issued in connection with ESE's projects. ESE expects to finance its capital expenditures and working capital needs during 1996 with a combination of funds generated internally and periodic short-term borrowings from the Holding Company.

QST

Capital expenditures for QST are expected to be approximately
$3.8 million for 1996.  This includes $3.6 million for QST
Communications Inc., a subsidiary of QST, for construction of a fiberoptic communication loop in the Peoria area. QST expects to finance new investments and working capital needs during 1996 with funds provided by CILCORP.

CIM

At March 31, 1996, CIM had outstanding debt of $25.7 million, consisting of $22.3 million borrowed from CILCORP and $3.4 million borrowed from external sources. CIM expects to finance new investments and working capital needs during 1996 with a combination of funds generated internally and periodic short-term borrowings from CILCORP.
                          Results Of Operations

Overview

The following table summarizes net income of CILCO, ESE, QST and Other Businesses for the three months ended March 31, 1996 and 1995.

                                              Three Months Ended
                                                   March 31,
                                             1996             1995
                                                (In thousands)
                                                 (Unaudited)
Core businesses:
CILCO
   Electric operating income              $10,085          $ 9,065
   Gas operating income                    10,107            8,818
                                          -------          -------
      Total utility operating income       20,192           17,883

   Utility other income and deductions     (6,274)          (5,801)
   Preferred stock dividends of CILCO        (815)            (835)
                                           -------          -------
      Total utility net income             13,103           11,247

ESE
   ESE net income (loss)                   (1,972)             377

QST
   QST net loss                              (446)              --
                                           -------          -------
      Total core business income           10,685           11,624


Other businesses:
   Other businesses net loss                 (291)           (151)
                                           -------          -------


   Consolidated net income available
      to common shareholders              $10,394          $11,473
                                          =======          =======



CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 1996 and 1995:

                                         Three Months Ended
Components of Electric                        March 31,
  Operating Income                          1996        1995
                                             (In thousands)
Revenue:

Electric retail                            $73,256      $72,933
Sales for resale                             3,435        1,412
                                           -------      -------
     Total revenue                          76,691       74,345
                                           -------      -------
Cost of sales:
Cost of fuel                                25,932       24,760
Purchased power expense                      2,262        2,784
Revenue taxes                                3,645        3,429
                                           -------      -------
     Total cost of sales                    31,839       30,973
                                           -------      -------
        Gross margin                        44,852       43,372
                                           -------      -------
Operating expenses:
Other operation and maintenance             18,737       19,082
Depreciation and amortization               10,766       10,213
Income and other taxes                       5,264        5,012
                                           -------      -------
     Total operating expenses               34,767       34,307
                                           -------      -------
     Electric operating income             $10,085      $ 9,065
                                           =======      =======


Electric gross margin and retail sales volumes increased 3% and 1%, respectively, for the three months ended March 31, 1996, compared to the same period in 1995. A 7% increase in residential sales and a 6% increase in commercial sales offset a 6% decrease in industrial sales. Residential and commercial sales were higher primarily due to a 13% increase in heating degree days compared to the same period in 1995.
The change in industrial sales resulted primarily from lower demand by several large industrial customers.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may be affected in the long-term by deregulation and increased competition in the electric utility industry (see Part II. Item 5: Other Information, Electric Competition).

Sales for resale increased during the first quarter of 1996, due to higher demand for electricity from neighboring utilities. Sales for resale vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects increased competition in the market for sales for resale and purchased power.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 5% in the first quarter of 1996, compared to the same period in 1995, due to a 12% increase in electric generation, partially offset by an 8% reduction in the cost of coal burned.

Purchased power decreased for the three months ended March 31, 1996, compared to the same period in 1995. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 2% for the three months ended March 31, 1996, compared to the corresponding period in 1995, primarily due to decreased employee salaries, pension expense, injury and damage claims and tree trimming expenses. Increases in outside services and employee benefits partially offset the decrease for the first quarter of 1996.

Depreciation and amortization expense increased 5%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and the addition of CILCO's new customer information system in October 1995.

Income and other tax expense increased primarily due to higher pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 1996 and 1995:

                                              Three Months Ended
Components of Gas Operating Income                 March 31,
                                               1996        1995
                                               (In thousands)
Revenue:

Sale of gas                                   $75,290      $56,168
Transportation services                         2,750        2,714
                                              -------      -------
     Total revenue                             78,040       58,882
                                              -------      -------
Cost of sales:
Cost of gas                                    45,589       29,107
Revenue taxes                                   3,678        3,114
                                              -------      -------
     Total cost of sales                       49,267       32,221
                                              -------      -------
          Gross margin                         28,773       26,661
                                              -------      -------
Operating expenses:
Other operation and maintenance                 7,965        8,233
Depreciation and amortization                   4,288        3,933
Income and other taxes                          6,413        5,677
                                              -------      -------
     Total operating expenses                  18,666       17,843
                                              -------      -------
     Gas operating income                     $10,107      $ 8,818
                                              =======      =======


Gas gross margin increased 8% for the quarter ended March 31, 1996, compared to the same period in 1995, primarily due to increased sales to residential and commercial customers. Residential sales increased 11% and commercial sales increased 14% for the first quarter of 1996. The increases in residential and commercial sales were primarily due to cooler winter weather. Heating degree days were 13% higher compared to the same period in 1995. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. In the long term, CILCO natural gas sales may be affected by further deregulation in the natural gas industry.

Revenue from gas transportation services increased 1% for the quarter ended March 31, 1996, compared to the same period in 1995. Revenue increased primarily due to peak-day overrun penalties incurred by transportation customers during the quarter ended March 31, 1996. The increase was offset by a 2% decrease in transportation sales volumes for the quarter.

The cost of gas increased 57% for the quarter ended March 31, 1996, compared to the same quarter of 1995. This increase was principally due to increased sales and higher natural gas prices from CILCO's suppliers. The higher natural gas prices, which accounted for the majority of the 34% increase in gas retail revenue, were passed through to CILCO's gas customers via the PGA. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses decreased 3% for the three months ended March 31, 1996, compared to the corresponding period in 1995, due to a decrease in salaries and injury and damage claims. These decreases were partially offset by increases in employee benefits and outside service expenses.

Depreciation and amortization expense increased 9% for the quarter ended March 31, 1996 compared to the same period in 1995, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and the addition of CILCO's new customer information system in October 1995.

Income and other taxes expense increased for the quarter ended March 31, 1996, primarily due to higher pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months ended March 31, 1996 and 1995:

                                                 Three Months Ended
Components of Other Income and                        March 31,
   Deductions and Interest Expense               1996          1995
                                                   (In thousands)
Net interest expense                         $(5,914)        $(5,814)
Income taxes                                      712            565
Other                                         (1,072)           (552)
                                              -------         -------
      Other income (deductions)              $(6,274)        $(5,801)
                                              =======         =======


Interest expense increased primarily as a result of a higher long-term debt balance during the first quarter of 1996, compared to the same period in 1995. Other deductions increased primarily due to increased corporate contributions and a loss on the sale of a parcel of land at the Duck Creek generating site.


ESE Operations

The following table summarizes the components of ESE's results for the three months ended March 31, 1996 and 1995:

Components of ESE Net Income (Loss)
                                          1996           1995
                                               (In thousands)
Environmental and engineering
   services revenue                      $20,475          $34,674
Direct non-labor project costs             5,666           13,960
                                         -------          -------
   Net revenue                            14,809           20,714
                                         -------          -------
Expenses:
Direct salaries and other costs            9,407           10,148
General & administrative                   6,749            7,808
Depreciation and amortization              1,332            1,443
                                         -------          -------
   Operating expenses                     17,488           19,399
                                         -------          -------
Interest expense                             396              511
                                         -------          -------
   Income (loss) before income taxes      (3,075)             804

Income taxes                              (1,103)             427
                                         -------          -------
   ESE net income (loss)                 $(1,972)         $   377
                                         =======          =======


ESE's results have fluctuated from quarter to quarter since its acquisition in 1990. Such fluctuations may be expected to continue. Factors influencing such variations include: project delays, which may be caused by regulatory agency approvals or client considerations; the level of subcontractor services; and weather, which may limit the amount of time ESE professionals have in the field. Accordingly, results for any one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE incurs substantial direct project costs from the use of subcontractors on projects. These costs are passed directly through to ESE's clients. As a result, ESE measures its operating performance on the basis of net revenues, which are determined by deducting such direct project costs from gross revenues.

Net revenues were 29% lower for the quarter ended March 31, 1996 compared to the same period in 1995. This decrease in net revenue is due to a decrease in net revenue for both the consulting and laboratory operations during the first quarter of 1996. As legislatures debate both environmental funding and regulations, industry clients have delayed initiating projects. Government projects are under strict fiscal limits which impact ESE work levels in this area. Net revenues for the first quarter of 1996 were also impacted by inclement weather, resulting in project interruptions. The first quarter of 1995 had favorable weather conditions resulting in uninterrupted project activity. Also, net revenues for the first quarter of 1996 were adversely impacted by intense competition in the laboratory marketplace which has resulted in reduced profit margins beginning in late 1995 and continuing into the first quarter of 1996.

Direct salaries and other expenses include the cost of professional and technical staff and other costs billable to customers. These costs include salaries and related fringe benefits, including employer-paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct salaries and other costs decreased by 7% in the first quarter of 1996, compared to the corresponding period in 1995. This decrease is primarily due to a decrease in the number of technical staff.

General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; supplies expenses; and corporate administrative expenses. General and administrative expenses decreased 14% in the first quarter of 1996 compared to the same period in 1995. This decrease is due to lower general and administrative salary expense, lower overall payroll benefit expense, and cost controls which have reduced overhead expenses. Due to the labor-intensive nature of ESE's business, ESE has the ability to adjust staffing levels to recognize changing business conditions.
ESE had 972 full-time equivalent employees at March 31, 1996 compared to 1,223 at March 31, 1995.

QST Operations

The following table summarizes QST's results for the three months ended March 31, 1996:

Components of QST Net Loss
                                                 Three Months Ended
                                                      March 31,
                                                    1996        1995
                                                    (In thousands)
Revenue:                                         $    --     $    --
                                                 -------     -------

Expenses:
   General and Administrative                        786          --
   Operating expenses                              1,486       1,155
   Depreciation and amortization                      47          49
   Interest expense                                1,340       1,592
   Income and other taxes                            198          41
                                                 -------     -------
      Total expenses                               3,071       2,837
                                                 -------     -------

      Other businesses net loss                  $ (291)     $ (151)
                                                 =======     =======



Operating expenses increased for the first quarter of 1996, compared to the first quarter of 1995, primarily due to higher operating expenses related to the leveraged lease investment portfolio.

Interest expense decreased in 1996 as a result of a decrease in long-term debt outstanding.

Income and other taxes were higher in the first quarter of 1996, compared to the first quarter of 1995, primarily due to greater pre-tax income and an adjustment to an income tax reserve in the first quarter of 1996.


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1995 Annual Report on Form 10-K (the "1995 Form 10-K"), and "Note 2. Gas Pipeline Supplier Transition Costs" and "Note 3.
Contingencies," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

CILCO
As discussed in the 1995 Form 10-K, on July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from the site of a former gas manufacturing plant which was owned but never operated by CILCO. The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO is vigorously defending against these claims. Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders

Shareholders cast the following votes at the Company's Annual Meeting of Shareholders held April 23, 1996:

                                                Votes       Abstentions &
                                               Against          Broker
                               Votes for     or Withheld      Non-Votes
Elected to the Board of
 Directors:
J. R. Brazil                   10,440,840      268,683             0
J. D. Caulder                  10,418,349      290,220             0
M. M. Yeomans                  10,462,271      239,351             0



Item 5:  Other Information

Electric Competition

The National Energy Policy Act of 1992 (NEPA) encourages competition but specifically bans federally-mandated transmission of power to retail customers. However, several state legislatures and public utility regulatory commissions are investigating or adopting pilot programs to initiate competition at the retail level. In addition, incentive regulation is being implemented or considered by legislatures and public utility commissions in more than twenty states. Utilities may benefit or lose depending upon their ability to reduce costs and improve efficiency.

In July 1995, Illinois enacted legislation which offers gas and electric public utilities an opportunity to develop alternative regulation and performance-based ratemaking programs. These programs will be subject to standards established by the ICC and will be restricted to the utility's service territory. These programs must be approved by the ICC and must end by June 30, 2000. A report on the results of the programs will be delivered to the Illinois legislature by December 31, 2000.

With the proposed changes in the regulatory environment and the potential for increased competition in the electric utility industry at both the wholesale and retail levels, CILCO anticipates significant changes in the industry in the years to come. Management cannot predict the ultimate effect of these changes, but believes that they will result in customers having the opportunity to select the electric supplier of their choice and that low operating costs, improved efficiency and new and better services and products will be key competitive factors for electric utilities.

In August 1995, CILCORP took steps to position itself and its subsidiaries to deal more effectively with industry change. The Company developed a point of view about the future utility and energy services industry which has led it to champion customer choice and to develop a growth strategy. In addition, CILCORP identified the need to gain additional customer insight through market research and other means, to obtain new core competencies, to develop new product and service offerings, to make operational changes to become more competitive, to pursue legislative and regulatory strategies to further competition, and to identify and strategically allocate Company resources.

To lead the movement toward increased customer choice, CILCO requested regulatory approval from the ICC in August 1995 to establish two electric pilot retail competition programs known as Power Quest. The programs offer greater choice to customers and provide the opportunity for CILCO and its customers to participate in a competitive business environment. These programs were approved by the ICC in March 1996 and approved by the FERC in April 1996.

One program permits eight of CILCO's industrial customers that had peak loads of 10 megawatts or more during the twelve months ended July 31, 1995, to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). The program's two-year term may be extended with the approval of the ICC.

In the other program, CILCO designated five areas within its service territory as "Open Access Sites" for up to five years. The sites include three Central Illinois communities, a shopping center, and a developing commercial business site. During that period, customers located within these Open Access Sites--whether residential, commercial or industrial--are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. The five-year program period may be extended with ICC approval.

Under Power Quest, CILCO will deliver, for an approved fee, other suppliers' power from a designated receipt point on CILCO's system to the customer's location, as well as provide other associated services. CILCO will not impose any exit fees, entrance fees, or stranded cost recovery upon any customers in connection with Power Quest.

During Power Quest, CILCO anticipates a reduction in electric profit margin because some eligible customers are expected to purchase some or all of their power requirements from other suppliers. The amount of any such reduction depends largely upon the extent of customer participation in Power Quest. CILCO expects, but cannot assure, that some of the reduced profit margin will be offset by increased sales to customers and utilities outside its service territory. For the industrial program, the Company anticipates a reduction in net income of up to $4 million if the entire 50 megawatts of eligible industrial capacity moves to off-system suppliers. For the Power Quest Open Access Sites, the Company anticipates a reduction in net income of up to $.1 million, based on customers' initial participation through May 1, 1996. If all eligible customers in the open access sites participate in Power Quest, the Company would experience a reduction in net income of up to $.7 million. Management cannot currently predict the additional impact on its financial condition which may result from proposed changes in the regulatory environment or from increased competition in the electric utility industry.

In an effort to obtain a competitive advantage, various mergers and business combinations are occurring in the utility industry. There have been several announced utility industry mergers or business combinations which will have an impact on the region in which CILCO currently operates. Mergers and combinations have also been announced in other areas of the country. CILCO management will monitor this activity and continue to position itself for competition by keeping its costs and prices low, maintaining good customer relations and developing the flexibility to respond directly to individual customer requirements.

Reduction of Materials and Supplies Inventory

As part of an effort to become more competitive, CILCO personnel are performing a detailed analysis of materials and supplies inventories at power plant and transmission and distribution storerooms. As a result of the analysis, CILCO plans to reduce materials and supplies inventory levels by approximately $4 million through the sale, disposal, or use of identified inventory items. Throughout the remainder of 1996, this inventory reduction is expected to result in an after-tax reduction to net income of approximately $1.8 million.

Restructuring of Subsidiary Boards of Directors

To better focus strategic decision-making at the Holding Company Board level, the Board of Directors of CILCO, ESE, CIM and CVI were restructured effective as of their respective annual meetings during the second quarter of 1996. The Board of Directors of CILCO was reduced from 11 members to 3 members effective at the Annual Meeting of CILCO on April 23, 1996. The three directors include the following officers of
CILCO: Thomas S. Romanowski, Vice President and Chief Financial Officer; James F. Vergon, President and Chief Operating Officer; and Robert O. Viets, Chairman and Chief Executive Officer. The Boards of Directors of CIM and CVI were restructured to include internal directors only, and the Board of ESE will include only one outside director.

CILCO Gas Pilot Program

On May 8, 1996, CILCO filed a petition with the Illinois Commerce Commission (ICC) seeking regulatory permission to create a five-year pilot program that would allow certain residential consumers to select their natural gas supplier. CILCO will continue to provide distribution and metering services. Under this program, known as Therm Quest, a limited number of CILCO's residential gas sales customers, located in open access sites to be designated by CILCO, will be permitted to elect to receive only gas transportation services from CILCO, and thus purchase natural gas from providers other than CILCO. The gas open access sites to be designated by CILCO will contain approximately 10,000 residential gas sales customers. The sites chosen for this pilot program will be identified after the petition has been approved. CILCO is requesting approval of this petition by the ICC within 45 days, with an effective date of September 1, 1996. Management does not believe this program will have a material adverse impact on CILCO's financial position or results of operations.


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



Date May 10, 1996                                     R. O. Viets
                                                      R. O. Viets
                                                    President and
                                                Chief Executive Officer


Date May 10, 1996                                     J. L. Barnett
                                                      J. L. Barnett
                                                       Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTRAL ILLINOIS LIGHT COMPANY
                                             (Registrant)



Date  May 10, 1996                         T. S. Romanowski
                                           T. S. Romanowski
                                      Vice President and Chief
                                           Financial Officer




Date  May 10, 1996                         R. L. Beetschen
                                           R. L. Beetschen
                                      Controller and Manager
                                          of Accounting