Form 10-Q
period 1996-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1996-08-13
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly period ended June 30, 1996

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
                       Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
shares outstanding at August 1, 1996                        13,509,876

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at August 1, 1996      13,563,871
                              CILCORP INC.
                                  AND
                      CENTRAL ILLINOIS LIGHT COMPANY
              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996
                                  INDEX


PART I.     FINANCIAL INFORMATION
                                                              Page No.

Item 1:     Financial Statements

            CILCORP INC.

               Consolidated Balance Sheets                        3-4

               Consolidated Statements of Income                   5

               Consolidated Statements of Cash Flows              6-7

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                        8-9

               Consolidated Statements of Income                  10

               Consolidated Statements of Cash Flows             11-12

            Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company      13-15

Item 2:     Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               CILCORP Inc. and Central Illinois Light Company   16-27

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                     28

Item 5:     Other Information                                    28-31

Item 6:     Exhibits and Reports on Form 8-K                      31

Signatures                                                       32-33

                         CILCORP INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                     June 30,    December 31,
                                                        1996            1995
ASSETS                                                (Unaudited)
Current assets:

Cash and temporary cash investments                $    3,324      $   17,100
Receivables, less reserves of $2,205 and $2,223        55,960          68,479
Accrued unbilled revenue                               29,911          42,842
Fuel, at average cost                                   6,425          11,596
Materials and supplies, at average cost                14,257          16,963
Gas in underground storage, at average cost            10,718          13,592
Prepayments and other                                   9,491          14,921
                                                   ----------      ----------
     Total current assets                             130,086         185,493
                                                   ----------      ----------
Investments and other property:
Investment in leveraged leases                        130,128         127,141
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $36,489 and $33,211                                  1,689           1,924
Other investments                                       5,233           5,392
                                                   ----------      ----------
   Total investments and other property               137,050         134,457
                                                   ----------      ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                         1,175,170       1,142,945
   Gas                                                383,433         379,985
                                                   ----------      ----------
                                                    1,558,603       1,522,930
Less - accumulated provision for depreciation         705,577         682,574
                                                   ----------      ----------
                                                      853,026         840,356
Construction work in progress                          23,815          44,749
Plant acquisition adjustments, being amortized
   to 1999                                              2,286           2,642
Other, net of depreciation                             21,503          22,774
                                                   ----------      ----------
     Total property, plant and equipment              900,630         910,521
                                                   ----------      ----------
Other assets:
Prepaid pension expense                                   536             536
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $4,645 and $4,293                                   23,493          23,845
Other                                                  20,113          21,219
                                                   ----------      ----------
     Total other assets                                44,142          45,600
                                                   ----------      ----------
     Total assets                                  $1,211,908      $1,276,071
                                                   ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                     June 30,  December 31,
                                                       1996         1995
LIABILITIES AND STOCKHOLDERS' EQUITY                  (Unaudited)
Current liabilities:
Current portion of long-term debt                  $   23,044  $   19,052

Notes payable                                           6,870      47,100
Accounts payable                                       39,327      44,550
Accrued taxes                                           1,695       5,035
Accrued interest                                        8,586      10,059
Purchased gas adjustment over-recoveries                3,640       1,987
Other                                                  11,747      15,259
                                                   ----------  ----------
     Total current liabilities                         94,909     143,042
                                                   ----------  ----------
Long-term debt                                        324,158     344,113
                                                   ----------  ----------
Deferred credits and other liabilities:
Deferred income taxes                                 242,676     241,603
Net regulatory liability of regulated subsidiary       59,634      59,482
Deferred investment tax credit                         23,643      24,485
Other                                                  35,471      35,248
                                                   ----------  ----------
     Total deferred credits                           361,424     360,818
                                                   ----------  ----------
Preferred stock of subsidiary                          66,120      66,120
                                                   ----------  ----------
Stockholders' equity:

Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,497,381 and
   13,335,606 shares                                  186,195     179,330
Retained earnings                                     179,102     182,648
                                                   ----------  ----------
     Total stockholders' equity                       365,297     361,978
                                                   ----------  ----------
     Total liabilities and stockholders' equity    $1,211,908  $1,276,071
                                                   ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                     CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
                             (In thousands)*
                               (Unaudited)

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                        1996         1995      1996      1995
Revenue:
Electric                             $ 73,938    $ 75,897    $150,629   $150,242
Gas                                    32,269      24,615     110,309     83,497
Environmental and engineering
   services                            21,380      30,199      41,855     64,873
Other businesses                        2,121       1,779       4,900      4,465
                                     ---------   ---------   ---------  ---------
   Total                              129,708     132,490     307,693    303,077
                                     ---------   ---------   ---------  ---------
Operating expenses:
Fuel for generation and
   purchased  power                    22,534      24,875      50,728     52,419
Gas purchased for resale               16,254       9,640      61,843     38,747
Other operations and maintenance       53,591      56,200     104,062    116,118
Depreciation and amortization          16,563      15,813      33,178     31,629
Taxes, other than income taxes          8,655       8,659      20,292     19,777
                                     ---------   ---------   ---------  ---------
   Total                              117,597     115,187     270,103    258,690
                                     ---------   ---------   ---------  ---------
Fixed charges and other:
Interest expense                        8,128       7,452      14,901     14,908
Preferred stock dividends
   of subsidiary                          786         832       1,601      1,667
Allowance for funds used during
   construction                           (35)        (66)        (70)      (297)
Other                                    (535)        195         409        385
                                     ---------   ---------   ---------  ---------
   Total                                8,344       8,413      16,841     16,663
                                     ---------   ---------   ---------  ---------
Income before income taxes              3,767       8,890      20,749     27,724
Income taxes                            1,240       3,213       7,829     10,573
                                     ---------   ---------   ---------  ---------
   Net income available for
      common stockholders            $  2,527    $  5,677    $ 12,920   $ 17,151
                                     =========   =========   =========  =========
Average common shares outstanding      13,455      13,096      13,404     13,067

   Net income per common share        $   .19     $   .43     $   .96   $   1.31

   Dividends per common share         $  .615     $  .615     $  1.23   $   1.23


*Except per share amounts
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        CILCORP INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                            June 30,
                                                       1996          1995
Cash flows from operating activities:
Net income before preferred dividends                $14,521       $18,818

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease income and investment income         (2,987)       (3,466)
  Depreciation and amortization                       33,178        31,629
  Deferred income taxes, investment tax credit and
    regulatory liability of subsidiary, net              383        (1,653)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and accrued
    unbilled revenue                                  25,450         9,049
  Decrease in inventories                             10,751        10,159
  Decrease in accounts payable                        (5,223)      (18,995)
  (Decrease) increase in accrued taxes                (3,340)        1,004
  Decrease in other assets                             6,888         1,181
  (Decrease) increase in other liabilities            (3,109)        4,262
                                                     --------      --------
  Total adjustments                                   61,991        33,170
                                                     --------      --------
  Net cash provided by operating activities           76,512        51,988
                                                     --------      --------
Cash flows from investing activities:
Additions to plant                                   (21,940)      (38,110)
Proceeds from sale of long-term investments               --           872
Other                                                   (953)       (3,457)
                                                     --------      --------
     Net cash used in investing activities           (22,893)      (40,695)
                                                     --------      --------
Cash flows from financing activities:
Net increase (decrease) in short-term debt           (40,230)        2,800
Increase in long-term debt                                --        19,816
Repayment of long-term debt                          (15,963)      (17,824)
Common dividends paid                                (16,466)      (16,056)
Preferred dividends paid                              (1,601)       (1,667)
Proceeds from issuance of stock                        6,865         3,877
                                                     --------      --------
     Net cash used in financing activities           (67,395)       (9,054)
                                                     --------      --------
Net (decrease) increase in cash and temporary cash
  investments                                        (13,776)        2,239
Cash and temporary cash investments at beginning
  of year                                             17,100         1,604
                                                     --------      --------
Cash and temporary cash investments at June 30       $ 3,324       $ 3,843
                                                     ========      ========


Supplemental disclosures of cash flow information:

Cash paid during the period for:
   Interest                                          $15,071       $13,721

   Income Taxes                                      $ 7,832       $ 8,671

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Balance Sheets
                             (In thousands)

                                                      June 30,   December 31,
ASSETS                                                  1996          1995
                                                    (Unaudited)
Utility plant, at original cost:

  Electric                                            $1,175,170   $1,142,945
  Gas                                                    383,433      379,985
                                                      ----------   ----------
                                                       1,558,603    1,522,930
  Less - accumulated provision for depreciation          705,577      682,574
                                                      ----------   ----------
                                                         853,026      840,356
Construction work in progress                             23,815       44,749
Plant acquisition adjustments, net of
  amortization                                             2,286        2,642
                                                      ----------   ----------
    Total utility plant                                  879,127      887,747
                                                      ----------   ----------
Other property and investments:
Cash surrender value of company-owned life
  insurance, net of related policy loans of
  $36,489 and $33,211                                      1,689        1,924
Other                                                      1,616        1,623
                                                      ----------   ----------
    Total other property and investments                   3,305        3,547
                                                      ----------   ----------
Current assets:
Cash and temporary cash investments                        1,269       16,556
Receivables, less reserves of $477 and $650               37,007       42,312
Accrued unbilled revenue                                  19,009       28,891
Fuel, at average cost                                      6,425       11,596
Materials and supplies, at average cost                   14,257       16,541
Gas in underground storage, at average cost               10,718       13,592
Prepaid Taxes                                                 --        7,978
Other                                                      4,214       10,300
                                                      ----------   ----------
    Total current assets                                  92,899      147,766
                                                      ----------   ----------
Deferred debits:
Unamortized loss on reacquired debt                        5,801        6,029
Unamortized debt expense                                   2,290        2,374
Prepaid pension cost                                         536          536
Other                                                      9,601       11,992
                                                      ----------   ----------
    Total deferred debits                                 18,228       20,931
                                                      ----------   ----------
Total assets                                            $993,559   $1,059,991
                                                      ==========   ==========


The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                      CENTRAL ILLINOIS LIGHT COMPANY
                       Consolidated Balance Sheets
                              (In thousands)

                                                       June 30,   December 31,
CAPITALIZATION AND LIABILITIES                           1996         1995
                                                     (Unaudited)
Capitalization:

Common shareholder's equity:
   Common stock, no par value; authorized
  20,000,000 shares; outstanding
    13,563,871 shares                                   $185,661  $  185,661
   Retained earnings                                     129,979     140,814
                                                        --------  ----------
        Total common shareholder's equity                315,640     326,475
Preferred stock without mandatory redemption              44,120      44,120
Preferred stock with mandatory redemption                 22,000      22,000
Long-term debt                                           278,418     298,397
                                                        --------  ----------
        Total capitalization                             660,178     690,992
                                                        --------  ----------
Current liabilities:
Current maturities of long-term debt                      20,000      16,000
Notes payable                                                 --      24,600
Accounts payable                                          32,288      40,483
Accrued taxes                                              3,638       5,917
Accrued interest                                           8,422       8,508
Purchased gas adjustment over-recoveries                   3,640       1,987
Other                                                      4,097       8,288
                                                        --------  ----------
        Total current liabilities                         72,085     105,783
                                                        --------  ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                        142,764     144,378
Regulatory liability, net                                 59,634      59,482
Investment tax credits                                    23,643      24,485
Capital lease obligation                                   2,827       3,025
Other                                                     32,428      31,846
                                                        --------  ----------
        Total deferred liabilities and credits           261,296     263,216
                                                        --------  ----------
Total capitalization and liabilities                    $993,559  $1,059,991
                                                        ========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                              CENTRAL ILLINOIS LIGHT COMPANY
                             Consolidated Statements of Income
                                     (In thousands)
                                        (Unaudited)
                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        1996       1995       1996       1995
Operating revenues:



Electric                             $ 73,938   $ 75,897   $150,629   $150,242
Gas                                    32,269     24,615    110,309     83,497
                                     ---------  ---------  ---------  ---------
           Total operating revenues   106,207    100,512    260,938    233,739
                                     ---------  ---------  ---------  ---------
Operating expenses:
Cost of fuel                           20,424     22,356     46,356     47,116
Cost of gas                            16,254      9,640     61,843     38,747
Purchased power                         2,110      2,519      4,372      5,303
Other operation and maintenance        29,030     27,239     55,732     54,554
Depreciation and amortization          15,011     14,171     30,065     28,317
Income taxes                            3,528      4,105     12,142     11,620
Other taxes                             7,662      7,463     18,048     17,180
                                     ---------  ---------  ---------  ---------
           Total operating expenses    94,019     87,493    228,558    202,837
                                     ---------  ---------  ---------  ---------
Operating income                       12,188     13,019     32,380     30,902
                                     ---------  ---------  ---------  ---------
Other income and deductions:
Cost of equity funds capitalized           19         --         38         --
Company-owned life insurance, net        (203)      (194)      (409)      (385)
Other, net                                 72        116         12        100
                                     ---------  ---------  ---------  ---------
            Total other income and
             (deductions)                (112)       (78)      (359)      (285)
                                     ---------  ---------  ---------  ---------
Income before interest expenses        12,076     12,941     32,021     30,617
                                     ---------  ---------  ---------  ---------
Interest expenses:
Interest on long-term debt              5,223      4,942     10,527      9,750
Cost of borrowed funds capitalized        (16)       (66)       (32)      (297)
Other                                     559        991      1,298      2,008
                                     ---------  ---------  ---------  ---------
            Total interest expenses     5,766      5,867     11,793     11,461
                                     ---------  ---------  ---------  ---------
Net income                              6,310      7,074     20,228     19,156
                                     ---------  ---------  ---------  ---------
Dividends on preferred stock              786        832      1,601      1,667
                                     ---------  ---------  ---------  ---------
Net income available for common stock $ 5,524    $ 6,242   $ 18,627   $ 17,489
                                     =========  =========  =========  =========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                       CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                        1996        1995
Cash flows from operating activities:
Net income before preferred dividends                  $ 20,228   $ 19,156

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                          30,420     28,673
  Deferred taxes, investment tax credits and
    regulatory liability, net                            (2,303)    (3,078)
Changes in operating assets and liabilities:
  Decrease in accounts receivable                         5,305      4,062
  Decrease in fuel, materials and supplies, and gas
in underground storage                                   10,330     11,147
  Decrease in unbilled revenue                            9,882      4,128
  Decrease in accounts payable                           (8,195)   (18,298)
  (Decrease) increase in accrued taxes and interest      (2,365)       183
  Capital lease payments                                    322        267
  Decrease in other current assets                       14,067      4,330
  Decrease in other current liabilities                  (2,539)    (1,619)
  Decrease (increase) in other non-current
    assets                                                3,729     (1,346)
  (Decrease) increase in other non-current
    liabilities                                             (23)     1,804
                                                       ---------  ---------
     Net cash provided by operating activities           78,858     49,409
                                                       ---------  ---------
Cash flows from investing activities:
  Capital expenditures                                  (20,798)   (34,881)
  Cost of equity funds capitalized                          (38)        --
  Other                                                  (1,322)    (3,540)
                                                       ---------  ---------
     Net cash used in investing activities              (22,158)   (38,421)
                                                       ---------  ---------
Cash flows from financing activities:
  Common dividends paid                                 (29,464)   (16,056)
  Preferred dividends paid                               (1,601)    (1,667)
  Long-term debt issued                                      --     19,816
  Long-term debt retired                                (16,000)        --
  Payments on capital lease obligation                     (322)      (267)
  Decrease in short-term borrowing                      (24,600)   (12,200)
                                                       ---------  ---------
     Net cash used in financing activities              (71,987)   (10,374)
                                                       ---------  ---------
Net (decrease) increase in cash and temporary cash      (15,287)       614
investments

Cash and temporary cash investments at beginning of
  year                                                   16,556        629
                                                       ---------  ---------

Cash and temporary cash investments at June 30         $  1,269   $  1,243
                                                       =========  =========


Supplemental disclosures of cash flow information:

Cash paid during the period for:

     Interest (net of cost of borrowed funds
 capitalized)                                         $ 12,177    $ 11,085

  Income taxes                                           7,261       9,276

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

NOTE 2.  Gas Pipeline Supplier Transition Costs

CILCO's natural gas suppliers are subject to various Federal Energy Regulatory Commission (FERC) orders and settlements related to the transition to a more competitive natural gas industry. FERC Order No. 636 unbundled the sale, transportation and storage functions of interstate gas pipelines, and also allows the pipelines to recover prudently incurred transition costs from gas distribution companies. On July 16, 1996 the United States Court of Appeals affirmed Order No. 636 "in its broad contours and in most of its specifics," but remanded parts of Order No. 636 for further explanation including the FERC's failure to allocate any part of transition costs to the pipelines. FERC Order No. 500 and Order No. 528 allow interstate gas pipelines to bill gas distribution companies for take-or-pay and other charges related to the transition to a more competitive gas industry. During the six months ended June 30, 1996, CILCO paid $.8 million to interstate gas pipelines for transition costs. These costs have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). Since these costs are recoverable from CILCO's customers, management does not expect gas pipeline supplier transition costs to materially impact CILCO's financial position or results of operations.

For these transition costs, CILCO has recorded a regulatory asset and a corresponding liability of $2.3 million on its Balance Sheets as of June 30, 1996, of which $.8 million will be due in one year. The remaining $1.5 million represents the minimum amount of the estimated range of such future direct billings from pipelines which CILCO expects to receive related to take-or-pay and other transition costs.

NOTE 3.  Contingencies

Neither CILCORP, CILCO, nor any of their subsidiaries has been identified as a potentially responsible party (PRP) under federal or state environmental laws.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. During the six months ended June 30, 1996, CILCO paid approximately $288,000 to outside parties to investigate and/or test two former gas manufacturing plant sites. In 1994, CILCO completed remediation at one of those two sites. CILCO plans to begin remediation work at the other site in 1997. CILCO has not determined the ultimate extent of any CILCO liability or the cost of any remediation of the remaining two sites. However, as described in
Part II. Item 1: Legal Proceedings, a suit against CILCO in connection with one of the sites was recently dismissed.

CILCO expects to spend approximately $143,000 for site monitoring, legal fees and feasibility studies during the remainder of 1996. A $3.9 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through June 1996 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through June 30, 1996, CILCO has recovered approximately $4.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar costs in the year they are incurred. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 4.  Commitments
In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company (CIPS). This agreement provides for a minimum contract delivery rate of 80 megawatts
(MW) of capacity through May 1997, then increasing to 90 MW until the contract expires in May 1998.

In March 1995, CILCO and CIPS renegotiated a November 1992 limited-term power agreement. This renegotiated agreement, which expires in May 2009, provides for CILCO to purchase 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement was subject to the ICC's final approval of CILCO's 1995 electric least cost energy plan, which had been revised to include the terms of this agreement. ICC approval was granted on May 8, 1996.

NOTE 5.  Open Access Electric Transmission

On April 24, 1996 the FERC issued Order No. 888, Order No. 889, and a Notice of Proposed Rulemaking (NOPR). Order No. 888 requires all public utilities that own, operate or control interstate electric transmission facilities to file tariffs which will offer others the same transmission services that they provide themselves and finalizes the conditions under which a utility may seek recovery of stranded costs from wholesale jurisdictional customers. Order No. 889 requires public utilities to implement standards of conduct and an OASIS (Open Access Transmission Same-time Information System). The NOPR requests comments regarding the potential replacement of the single tariff contained in Order No. 888 with a capacity reservation tariff. CILCO filed an open access tariff under rulemaking provisions prior to the issuance of Order No. 888.
This tariff was revised to comply with the final rule in Order No. 888. CILCO is continuing to evaluate the requirements of Order No. 889. Modifications to CILCO's Standards of Conduct are being evaluated along with the appropriate location within the corporate structure for the Company's wholesale electric merchant function. CILCO is currently working with the Mid-America Interconnected Network (MAIN) and intends to rely on MAIN to calculate ATC (Available Transfer Capability) and provide an OASIS as required by Order No. 889.


Forward-Looking Information

Forward-looking information is included in Part I. Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 5: Other Information. Certain material contingencies are also described in Note 3 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements.
These factors include prevailing governmental policies and regulatory actions (including those of the FERC, ICC and SEC) with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business; the extent and effect of participation by CILCO's customers in its Power Quest program; and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors including ongoing changes in environmental laws, regulations and policies which affect demand for ESE's services; weather conditions; the extent and pace of development of competition for retail and wholesale customers, which may particularly affect the future performance of QST Enterprises; pricing and transportation of commodities; market demand for energy from plants or facilities and for environmental consulting and analytical services; inflation; capital market conditions; and environmental remediation and compliance costs. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.

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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail customers. QST is also engaged in the business of fiber optic communication through one of its wholly-owned subsidiaries.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI invests in ventures in environmental services, energy, biotechnology and health care.

                      Capital Resources & Liquidity

Declaration of dividends by CILCORP is at the discretion of the Board of Directors. CILCORP's ability to declare and pay dividends is currently contingent upon its receipt of dividend payments from CILCO and is also affected by business and economic conditions, capital requirements, earnings and the overall financial condition of the Company. The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, finance acquisitions, pay its financial obligations, meet working capital needs and retire debt as it matures.

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On June 30, 1996, CILCORP had committed bank lines of credit of $50 million, of which $6.5 million was outstanding.

During the first and second quarters of 1996, CILCORP issued 84,289 and 77,486 shares, respectively, of common stock at average prices of $43.15 and $41.66 per share, respectively, through the CILCORP Inc. Automatic Reinvestment and Stock Purchase Plan (DRIP) and the CILCO Employees' Savings Plan (ESP). Depending on market conditions, CILCORP may issue additional shares of common stock through the DRIP, the ESP or other stock offerings. On July 26, 1996, the CILCORP Board of Directors authorized management to develop a direct registration program to allow investors to make initial purchases of CILCORP common stock directly from the company without utilizing the services of a broker. Implementation of such a program is not expected until late in the third quarter of 1996, at the earliest. The new direct registration program will likely incorporate the elements of the existing DRIP. The proceeds from newly issued stock will be used to retire CILCORP debt, to meet working capital and capital expenditure requirements at subsidiaries other than CILCO and for other corporate purposes.

At June 30, 1996, CILCORP had $45 million of medium-term notes outstanding. CILCORP may issue up to $75 million under its current medium-term note program. CILCORP may issue additional notes in the future under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $20.8 million for the six months ended June 30, 1996. Capital expenditures are anticipated to be approximately $31.6 million for the remainder of 1996. Capital expenditures for the years 1997 and 1998 are estimated to be $49.7 million and $49.5 million, respectively.

Currently, CILCO does not plan to issue long-term debt during 1996. CILCO intends to finance its 1996 and 1997 capital expenditures with funds provided by operations.

At June 30, 1996, CILCO had committed bank lines of credit aggregating $30 million, all of which were unused. CILCO expects these bank lines to remain unused through 1996 other than to support CILCO's issuance of commercial paper. CILCO had no commercial paper outstanding at June 30, 1996, but expects to issue commercial paper periodically throughout the remainder of 1996.

ESE

For the quarter ended June 30, 1996, ESE's expenditures for capital additions and improvements were approximately $900,000, which included $700,000 to acquire land through its subsidiary, ESE Land Corporation, for remediation and resale. Capital expenditures for the remainder of 1996 are expected to be $7.4 million, which includes $6.6 million to acquire land for remediation and resale.

At June 30, 1996, ESE had borrowings of $20 million from CILCORP, and advances to CILCORP of $5.1 million. ESE also has a $15 million line of credit from CILCORP which was extended through May 1998. At June 30, 1996, this line of credit was not in use. ESE has a $10 million bank line of credit, of which $4.4 million was outstanding at June 30, 1996, to collateralize performance bonds issued in connection with ESE projects.

QST

Capital expenditures totaled approximately $800,000 for the six months ended June 30, 1996, and are anticipated to be approximately
$1.8 million for the remainder of 1996, primarily for construction of fiber optic and other communications facilities. QST expects to finance new investments and working capital needs during 1996 with funds provided by CILCORP.

CIM

At June 30, 1996, CIM had outstanding debt of $24.7 million, consisting of $21.3 million borrowed from CILCORP and $3.4 million borrowed from external sources. CIM expects to finance new investments and working capital needs during 1996 with a combination of funds generated internally and periodic short-term borrowings from CILCORP.

                          Results Of Operations

The following table summarizes net income of CILCO, ESE, QST and Other Businesses for the three months and six months ended June 30, 1996 and 1995.

                                          Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                           1996      1995        1996       1995
                                                        (In thousands)
                                                          (Unaudited)
Core businesses:
CILCO
   Electric operating income             $10,731   $11,860    $20,816     $20,925
   Gas operating income                    1,457     1,159     11,564       9,977
                                         --------  --------   --------    --------
      Total utility operating income      12,188    13,019     32,380      30,902
   Utility other income and deductions    (5,878)   (5,945)   (12,152)    (11,746)
   Preferred stock dividends of CILCO       (786)     (832)    (1,601)     (1,667)
                                         --------  --------   --------    --------
      Total utility net income             5,524     6,242     18,627      17,489
ESE
   ESE net loss                           (1,191)     (456)    (3,163)        (79)

QST
   QST net loss                             (915)       --     (1,361)         --
                                         --------  --------   --------    --------
   Total core business income              3,418     5,786     14,103      17,410

Other businesses:
   Other businesses net loss                (891)     (109)    (1,183)       (259)
                                         --------  --------   --------    --------
   Consolidated net income available
      to common shareholders             $ 2,527   $ 5,677    $12,920     $17,151
                                         ========  ========   ========    ========

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 1996 and 1995:

                                   Three Months Ended   Six Months Ended
Components of Electric                  June 30,            June 30,
  Operating Income                  1996      1995       1996      1995
                                               (In thousands)
Revenue:

Electric retail                   $71,090   $74,961    $144,346    $147,894
Sales for resale                    2,848       936       6,283       2,348
                                  --------  --------   ---------   ---------
     Total revenue                 73,938    75,897     150,629     150,242
                                  --------  --------   ---------   ---------
Cost of sales:
Cost of fuel                       20,424    22,356      46,356      47,116
Purchased power expense             2,110     2,519       4,372       5,303
Revenue taxes                       3,247     3,049       6,892       6,478
                                  --------  --------   ---------   ---------
     Total cost of sales           25,781    27,924      57,620      58,897
                                  --------  --------   ---------   ---------
        Gross margin               48,157    47,973      93,009      91,345
                                  --------  --------   ---------   ---------
Operating expenses:
Other operation and maintenance    20,916    19,206      39,653      38,288
Depreciation and amortization      10,719    10,239      21,485      20,452
Income and other taxes              5,791     6,668      11,055      11,680
                                  --------  --------   ---------   ---------
     Total operating expenses      37,426    36,113      72,193      70,420
                                  --------  --------   ---------   ---------
     Electric operating income    $10,731   $11,860     $20,816    $ 20,925
                                  ========  ========   =========   =========


Electric gross margin remained constant for the quarter and increased 2% for the six months ended June 30, 1996, compared to the same periods in 1995. Retail kilowatt hour (Kwh) sales for these same periods decreased 8% and 3%, respectively. The decreases in retail Kwh sales were due mainly to industrial sales decreases of 25% for the quarter and 16% for the six months ended June 30, 1996, compared to the same periods in 1995, offset by increases in residential and commercial sales. Residential sales for the same periods increased 6% and 7%, respectively, while commercial sales increased 8% and 7%, respectively. Industrial sales decreases were due primarily to decreased demand by several large customers and to customers switching to off-system suppliers under CILCO's Power Quest program (see Part II. Item 5: Other Information, Electric Competition). Residential and commercial sales increases were primarily due to warmer weather. Cooling degree days were 17% higher for both the quarter and six months ended June 30, 1996, compared to the same periods in 1995. A write-off of excess materials and supplies as part of an inventory reduction program contributed to the reduction in electric retail revenue (see Part II. Item 5: Other Information, Corporate Repositioning) during the quarter and six months ended June 30, 1996, compared to the same periods in 1995.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected in the near term by the Power Quest pilot programs and in the long-term by deregulation and increased competition in the electric utility industry (see Part II. Item 5: Other Information, Electric Competition).

Sales for resale increased during the quarter and six months ended June 30, 1996, due to higher demand for electricity from neighboring utilities. Sales for resale vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects increased competition in the market for sales for resale and purchased power.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel decreased 9% for the quarter and 2% for the six months ended June 30, 1996, compared to the same periods in 1995. The decreases were due to decreases in the cost of coal, partially offset by increases in overall Kwh generated.

Purchased power decreased for the quarter and six months ended June 30, 1996, compared to the same period in 1995. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses increased 9% and 4%, respectively, for the quarter and the six months ended June 30, 1996, compared to the same periods in 1995. Increased outside service expenses and power plant operations and maintenance expenses were partially offset by decreases in employee salaries, pension expense, injury and damage claims, and tree trimming expenses (see Part II.
Item 5:  Other Information, Corporate Repositioning).

Depreciation and amortization expense increased 5%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and the increased amortization associated with the addition of CILCO's new customer information system in October 1995.

Income and other tax expense decreased primarily due to lower pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June 30, 1996 and 1995:

                                  Three Months Ended     Six Months Ended
Components of Gas Operating            June 30,              June 30,
  Income                           1996       1995        1996      1995
                                                (In thousands)
Revenue:
Sale of gas                       $30,578    $22,783    $105,868   $ 78,951
Transportation services             1,691      1,832       4,441      4,546
                                  -------    -------    --------   --------
     Total revenue                 32,269     24,615     110,309     83,497
                                  -------    -------    --------   --------
Cost of sales:
Cost of gas                        16,254      9,640      61,843     38,747
Revenue taxes                       1,375      1,206       5,053      4,320
                                  -------    -------    --------   --------
     Total cost of sales           17,629     10,846      66,896     43,067
                                  -------    -------    --------   --------
          Gross margin             14,640     13,769      43,413     40,430
                                  -------    -------    --------   --------
Operating expenses:
Other operation and maintenance     8,114      8,033      16,079     16,266
Depreciation and amortization       4,292      3,932       8,580      7,865
Income and other taxes                777        645       7,190      6,322
                                  -------    -------    --------   --------
     Total operating expenses      13,183     12,610      31,849     30,453
                                  -------    -------    --------   --------
     Gas operating income         $ 1,457    $ 1,159    $ 11,564   $  9,977
                                  =======    =======    ========   ========


Gas gross margin increased 6% for the quarter and 7% for the six months ended June 30, 1996, compared to the same periods in 1995, primarily due to increased sales to residential and commercial customers. Residential sales increased 15% for the quarter and 12% for the six months ended June 30, 1996. Commercial sales increased 29% for the second quarter of 1996, and 17% for the six months ended June 30, 1996, due to cooler weather and to commercial customers switching from gas transportation to CILCO system supply. Heating degree days were 11% higher for the quarter and 13% higher for the six months ended June 30, 1996, compared to the same periods in 1995. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. In the long term, CILCO natural gas sales may be affected by further deregulation in the natural gas industry.

Revenue from gas transportation services decreased 8% and 2%, while sales volumes decreased 9% and 5% for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Transportation revenues and volumes declined primarily due to decreased purchases of gas by industrial transportation customers from suppliers other than CILCO and to commercial and industrial customers switching back to system supply.

The cost of gas increased 69% for the quarter and 60% for the six months ended June 30, 1996, compared to the same periods in 1995. This increase was principally due to increased sales and higher natural gas prices from CILCO's suppliers. The higher natural gas prices, which contributed to the 34% increase in gas retail revenue, were passed through to CILCO's gas customers via the Purchased Gas Adjustment Clause
(PGA). The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses remained relatively constant for the quarter and six months ended June 30, 1996, compared to the same periods in 1995.

Depreciation and amortization expense increased 9% for the quarter and for the six months ended June 30, 1996, compared to the same period in 1995, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and the addition of CILCO's new customer information system in October 1995.

Income and other taxes expense increased for the quarter and the six months ended June 30, 1996, primarily due to higher pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and six months ended June 30, 1996 and 1995:

                                  Three Months Ended      Six Months Ended
Components of Other Income and         June 30,               June 30,
  Deductions and Interest Expense  1996       1995       1996        1995
                                               (In thousands)
Net interest expense             $(5,498)    $(5,861)   $(11,412)    $(11,675)

 Income taxes                        584         540       1,296        1,105
Other                               (964)       (624)     (2,036)      (1,176)
                                  -------     -------    --------     --------
   Other income (deductions)     $(5,878)    $(5,945)   $(12,152)    $(11,746)
                                  =======     =======    ========     ========


Interest expense decreased primarily as a result of a settlement during the second quarter of 1995 with the Illinois Department of Revenue related to an audit of the Illinois gross receipts tax. Other deductions for the quarter and six months ended June 30, 1996, compared to the same periods in 1995, increased primarily due to increased advertising, corporate contributions, and lobbying expenses.

ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months and six months ended June 30, 1996 and 1995:

                                       Three Months Ended     Six Months Ended
Components of ESE Net Loss                   June 30,               June 30,
                                         1996       1995        1996      1995
                                                     (In thousands)
Environmental and engineering
   services revenue                      $21,380    $30,199   $41,855    $64,873
Direct non-labor project costs             6,200     10,657    11,866     24,617
                                         --------   --------  --------   --------
   Net revenue                            15,180     19,542    29,989     40,256
                                         --------   --------  --------   --------
Expenses:
Direct salaries and other costs            7,886     10,167    16,293     20,315
General and administrative                 7,540      7,990    15,289     15,798
Depreciation and amortization              1,295      1,416     2,627      2,859
                                         --------   --------  --------   --------
   Operating expenses                     16,721     19,573    34,209     38,972
                                         --------   --------  --------   --------
Interest expense                             240        535       636      1,046
                                         --------   --------  --------   --------
   Income (loss) before income taxes      (1,781)      (566)   (4,856)       238
Income taxes                                (590)      (110)   (1,693)       317
                                         --------   --------  --------   --------
   ESE net loss                          $(1,191)   $  (456)  $(3,163)   $   (79)
                                         ========   ========  ========   ========


ESE's results have fluctuated from quarter to quarter since its acquisition in 1990. Such fluctuations may be expected to continue. Factors influencing such variations include: project delays, which may be caused by delays in regulatory agency approvals or client considerations; the level of subcontractor services; and weather, which may limit the amount of time ESE professionals have in the field. Accordingly, results from one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE incurs substantial direct project costs from the use of subcontractors on projects. These costs are passed directly through to ESE's clients. As a result, ESE measures its operating performance on the basis of net revenues, which are determined by deducting such direct project costs from gross revenues.

Net revenues decreased by $4.4 million or 22% for the second quarter and by $10.3 million or 26% for the six months ended June 30, 1996, compared to the same periods in 1995. The net revenue decreases for these periods resulted from ongoing changes in environmental regulatory requirements of many states, funding delays at the federal level and increased competition in the consulting and laboratory businesses.

Direct salaries and other expenses include the cost of professional and technical staff and other costs billable to customers. These costs include salaries and related fringe benefits, including employer paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct and indirect salary expense decreased by $2.3 million or 22% for the second quarter and by $4.0 million or 19% for the six months ended June 30, 1996 compared to the same periods in 1995. This decrease is primarily due to a reduction in the number of technical staff to match decreased levels of business activity.

General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; supply expenses; and corporate administrative expenses. General and administrative expenses decreased by $450,000 or 6% for the three months ended June 30, 1996, and decreased by $509,000 or 3% for the six months ended June 30, 1996. The decreases for these periods resulted from lower general and administrative salary and related benefit expense, and cost controls. Offsetting the decrease in these expenses are severance costs related to the second quarter reductions in employment levels. Approximately $700,000 of severance costs were incurred in the second quarter of 1996.

Due to the labor intensive nature of ESE's business, ESE has the ability to adjust staffing levels to recognize changing business conditions.
ESE had 809 full-time equivalent employees at June 30, 1996, compared to 1,223 at June 30, 1995.

QST Operations

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses.
QST provides energy and energy-related services to a broad spectrum of customers.

QST's initial focus is to compete against energy suppliers who may participate in CILCO's Power Quest programs (see Part II. Item 5: Other Information, Electric Competition). QST will also compete against marketers to provide energy and services to customers of utilities that will offer, or be required to offer, similar retail competition programs, and to sell energy to customers who may already have the ability to choose their electric supplier. QST provides a portfolio of non-regulated, energy-related products and services to customers and intends to supplement its competencies through selected acquisitions of other energy services and marketing companies aimed at broadening its customer base.

Power Quest was approved by the ICC on March 13, 1996. QST began delivery of electricity in May 1996 to customers participating in Power Quest, and in June 1996 began delivery of energy to a customer participating in another Illinois utility's retail competition pilot program.

QST has two wholly-owned subsidiaries -- QST Energy Inc. and QST Communications Inc. QST Communications Inc. is engaged in the business of fiber optic communication. QST Energy Inc. has one wholly-owned subsidiary -- QST Energy Trading Inc. On March 14, 1996, the FERC approved a request by QST Energy Trading Inc. to purchase, sell and broker energy and capacity at market-based rates as a wholesale power marketer. As part of this authorization, QST Energy Trading Inc. can purchase and sell power to QST Energy Inc. which, in turn, can sell power to retail customers. This filing became effective on March 15, 1996.

QST's revenues from the sale of electricity to customers participating in CILCO's Power Quest programs and another Illinois utility's retail competition pilot program were approximately $218,000 for the three months ended June 30, 1996. QST had net losses for the three months and six months ended June 30, 1996, of approximately $915,000 and $1,361,000, respectively, caused primarily by the purchase of outside services and administrative and general expenses not being covered by revenues at this early stage of QST's development.

Other Businesses Operations

The following table summarizes the components of Other Businesses losses for the three months and six months ended June 30, 1996 and 1995. Other Businesses results include income earned and expenses incurred at the Holding Company, CIM, CVI, and non-operating interest income of CILCO.

                                       Three Months Ended    Six Months Ended
Components of Other Businesses              June 30,              June 30,
  Net Loss                               1996      1995       1996      1995
                                                    (In thousands)
Revenue:
   Other revenue                        $1,897    $1,779     $4,676    $4,466
                                        -------   -------    -------   -------

Expenses:
   Operating expenses                    1,774       529      3,260     1,687
   Depreciation and amortization            58        49        105        97
   Interest expense                      1,504     1,491      2,844     3,083
   Income and other taxes                 (548)     (181)      (350)     (142)
                                        -------   -------    -------   -------
      Total expenses                     2,788     1,888      5,859     4,725
                                        -------   -------    -------   -------
      Other businesses net loss         $ (891)   $ (109)   $(1,183)   $ (259)
                                        =======   =======    =======   =======

Other revenues increased for the three months and six months ended June 30, 1996, compared to the corresponding periods in 1995, primarily due to an increase in CILCO's non-operating interest income.

Operating expenses increased for the three months and six months ended June 30, 1996, compared to the same periods in 1995, primarily due to higher administrative and general expenses at the Holding Company. Also contributing to the differences were higher operating expenses related to the leveraged lease investment portfolio in 1996 compared to 1995.

Income and other taxes were lower in the quarter and six months ended June 30, 1996, compared to the same periods in 1995, primarily due to lower pre-tax income.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1995 Annual Report on Form 10-K (the "1995 Form 10-K"), and "Note 2. Gas Pipeline Supplier Transition Costs," "Note 3.
Contingencies," and "Note 5. Open Access Electric Transmission," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

CILCO

As discussed in the 1995 Form 10-K, on July 6, 1994, a lawsuit was filed against CILCO in a United States District Court by Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from the site of a former gas manufacturing plant which was owned but never operated by CILCO. The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO is vigorously defending against these claims. In July 1996, a United States District Court judge entered an order summarily dismissing the lawsuit on the grounds that the applicable statute of limitations had expired. Since CILCO expects this decision to be appealed, management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

Item 5:  Other Information

Electric Competition

The National Energy Policy Act of 1992 (NEPA) encourages competition but specifically bans federally-mandated transmission of power to retail customers. However, several state legislatures and public utility regulatory commissions are investigating or adopting pilot programs to initiate competition at the retail level, and legislation has been introduced in Congress which would, if adopted, mandate competition at the retail level by December 15, 2000. In addition, incentive regulation is being implemented or considered by legislatures and public utility commissions in more than twenty states. Utilities may benefit or lose depending upon their ability to reduce costs and improve efficiency.

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

To lead the movement toward increased customer choice, CILCO requested regulatory approval from the ICC in August 1995 to establish two electric pilot retail competition programs known as Power Quest. The programs offer greater choice to customers and provide the opportunity for CILCO and its customers to participate in a competitive business environment. These programs were approved by the ICC in March 1996 and approved by the FERC in April 1996. Under Power Quest, CILCO has also initiated a pilot program to allow residential customers to select their natural gas suppliers (see CILCO Gas Pilot Program).

One electric program permits eight of CILCO's industrial customers that had peak loads of 10 megawatts or more during the twelve months ended July 31, 1995, to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases from other suppliers by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). CILCO may extend the program's two-year term with the approval of the ICC.

In the other electric program, CILCO designated five areas within its service territory as "Open Access Sites" for up to five years. The sites include three Central Illinois communities, a shopping center, and a developing commercial business site. During that period, customers located within these Open Access Sites -- whether residential, commercial or industrial -- are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. CILCO may extend the program's five-year term with ICC approval.

Under Power Quest, CILCO will deliver, for an approved fee, other suppliers' power from a designated receipt point on CILCO's system to the customer's location, as well as provide other associated services. CILCO will not impose any exit fees, entrance fees, or stranded cost recovery upon any customers in connection with Power Quest.

During Power Quest, CILCO anticipates a reduction in electric profit margin because some eligible customers are expected to purchase some or all of their power requirements from other suppliers. The amount of any such reduction depends largely upon the extent of customer participation in Power Quest. CILCO expects, but cannot assure, that some of the reduced profit margin will be offset by increased sales outside its service territory. For the industrial program, CILCO anticipates a reduction in net income on an annual basis of up to $4 million if the entire 50 megawatts of eligible industrial capacity move to off-system suppliers. In an effort to retain industrial capacity, CILCORP has formed a strategic alliance with Caterpillar, Inc. (Caterpillar), CILCO's largest industrial electric customer. Under this alliance, Caterpillar will remain a full requirements customer for the first year of the Power Quest program. The alliance will provide Caterpillar with higher service levels, lower prices, greater reliability, and innovative solutions to energy requirements.

In the Power Quest Open Access Sites, the Company anticipates a reduction in net income on an annual basis of up to $400,000, based on customers' participation level through July 1996. If all eligible customers in the Open Access Sites participate in Power Quest, the Company would experience a reduction in net income on an annual basis of up to $700,000. Management cannot currently predict the additional impact on its financial condition which may result from proposed changes in the regulatory environment or from increased competition in the electric utility industry.

Corporate Repositioning

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

As part of the effort to become more competitive, CILCO personnel are performing a detailed analysis of materials and supplies inventories at power plant and transmission and distribution storerooms. CILCO plans to ultimately reduce materials and supplies inventory levels by approximately $3 million through the sale, disposal, or use of identified inventory items. During the first six months of 1996, CILCO disposed of approximately $1 million of inventory and wrote off another $1.25 million of inventory which is expected to be disposed of during the remainder of the year. The remaining $750,000 of inventory reduction is expected to be achieved by not restocking inventory.
This inventory reduction is expected to result in a total after-tax reduction to 1996 net income of approximately $1.35 million.

CILCO has also undertaken other corporate repositioning activities, including fleet reductions, increased use of computer technology, and other operations improvements. For the six months ended June 30, 1996, CILCO has incurred approximately $2.4 million of pre-tax expense for these repositioning activities. These one-time charges are not expected to be incurred in future years.

CILCO Gas Pilot Program

On May 8, 1996, CILCO filed a petition with the Illinois Commerce Commission (ICC) seeking regulatory permission to create a five-year pilot program that would allow certain residential consumers to select their natural gas supplier. CILCO will continue to provide distribution and metering services. Under this program, which is part of Power Quest, a limited number of CILCO's residential gas sales customers, located in open access sites to be designated by CILCO, will be permitted to elect to receive only gas transportation services from CILCO, and thus purchase natural gas from providers other than CILCO. CILCO has selected the towns of Heyworth, Manito and Williamsville as initial sites for this gas pilot program. These communities are also the residential sites in the electric pilot program. Other gas pilot sites will be chosen by mid-August. The ICC granted approval of the program on June 5, 1996. The effective date of the program will be September 1, 1996. Management does not believe this program will have a material adverse impact on CILCO's financial position or results of operations.

ESE Officer Change

On May 29, 1996, William M. Shay, President and Chief Operating Officer of QST Enterprises Inc., was also named President and Chief Executive Officer of ESE. Shay replaced Joseph F. Silvey, who will serve ESE as a consultant for special projects.

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



Date August 13, 1996                                  R. O. Viets
                                                      R. O. Viets
                                                    President and
                                                Chief Executive Officer


Date August 13, 1996                                  J. L. Barnett
                                                      J. L. Barnett
                                                       Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTRAL ILLINOIS LIGHT COMPANY
                                             (Registrant)



Date  August 13, 1996                      T. S. Romanowski
                                           T. S. Romanowski
                                      Vice President and Chief
                                           Financial Officer




Date  August 13, 1996                      R. L. Beetschen
                                           R. L. Beetschen
                                      Controller and Manager
                                          of Accounting