Form 10-Q
period 1996-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1996-11-08
CIK 762129, 18651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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
                       Yes      X             No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CILCORP Inc.    Common Stock, no par value
                shares outstanding at November 1, 1996      13,588,898

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at November 1, 1996    13,563,871
                                  CILCORP INC.
                                       AND
                         CENTRAL ILLINOIS LIGHT COMPANY
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                      INDEX


PART I.     FINANCIAL INFORMATION                                    Page No.

Item 1:     Financial Statements

            CILCORP Inc.

               Consolidated Balance Sheets                             3-4

               Consolidated Statements of Income                        5

               Consolidated Statements of Cash Flows                   6-7

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                             8-9

               Consolidated Statements of Income                        10

               Consolidated Statements of Cash Flows                  11-12

            Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company           13-15

Item 2:     Management's Discussion and Analysis of Financial
               Condition and Results of Operations
               CILCORP Inc. and Central Illinois Light Company        16-27

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                           28

Item 5:     Other Information                                         28-31

Item 6:     Exhibits and Reports on Form 8-K                            31

Signatures                                                            32-33

                          CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                                     September 30,  December 31,
                                                          1996          1995
ASSETS                                                (Unaudited)
Current assets:
Cash and temporary cash investments                   $    5,982     $   17,100
Receivables, less reserves of $2,321 and $2,223           53,244         68,479
Accrued unbilled revenue                                  26,030         42,842
Fuel, at average cost                                      6,216         11,596
Materials and supplies, at average cost                   15,185         16,963
Gas in underground storage, at average cost               22,427         13,592
Prepayments and other                                      9,100         14,921
                                                      ----------     ----------
     Total current assets                                138,184        185,493
                                                      ----------     ----------
Investments and other property:
Investment in leveraged leases                           131,562        127,141
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $37,820 and $33,211                                     1,649          1,924
Other investments                                          5,565          5,392
                                                      ----------     ----------
   Total investments and other property                  138,776        134,457
                                                      ----------     ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                            1,181,829      1,142,945
   Gas                                                   383,963        379,985
                                                      ----------     ----------
                                                       1,565,792      1,522,930
Less - accumulated provision for depreciation            718,029        682,574
                                                      ----------     ----------
                                                         847,763        840,356
Construction work in progress                             25,206         44,749
Plant acquisition adjustments, being amortized
   to 1999                                                 2,108          2,642
Other, net of depreciation                                21,705         22,774
                                                      ----------     ----------
     Total property, plant and equipment                 896,782        910,521
                                                      ----------     ----------
Other assets:
Prepaid pension expense                                    3,683            536
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $4,821 and $4,293                                      23,317         23,845
Other                                                     31,919         21,219
                                                      ----------     ----------
     Total other assets                                   58,919         45,600
                                                      ----------     ----------
     Total assets                                     $1,232,661     $1,276,071
                                                      ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                          CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)
                                                     September 30,  December 31,
                                                          1996          1995
LIABILITIES AND SHAREHOLDERS' EQUITY                  (Unaudited)
Current liabilities:
Current portion of long-term debt                     $   23,039     $   19,052
Notes payable                                              7,800         47,100
Accounts payable                                          45,617         44,550
Accrued taxes                                              5,746          5,035
Accrued interest                                           3,732         10,059
Purchased gas adjustment over-recoveries                     726          1,987
Other                                                     13,151         15,259
                                                      ----------     ----------
     Total current liabilities                            99,811        143,042
                                                      ----------     ----------
Long-term debt                                           321,056        344,113
                                                      ----------     ----------
Deferred credits and other liabilities:
Deferred income taxes                                    242,868        241,603
Net regulatory liability of regulated subsidiary          68,627         59,482
Deferred investment tax credit                            23,222         24,485
Other                                                     38,089         35,248
                                                      ----------     ----------
     Total deferred credits                              372,806        360,818
                                                      ----------     ----------
Preferred stock of subsidiary                             66,120         66,120
                                                      ----------     ----------
Stockholders' equity:

Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,579,300 and
   13,335,606 shares                                     189,606        179,330
Retained earnings                                        183,262        182,648
                                                      ----------     ----------
     Total stockholders' equity                          372,868        361,978
                                                      ----------     ----------
     Total liabilities and stockholders' equity       $1,232,661     $1,276,071
                                                      ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                          CILCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)*
                                   (Unaudited)
                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                         1996      1995          1996      1995
Revenue:
Electric                              $ 96,247     $104,201     $246,876   $254,443
Gas                                     18,594       17,834      128,903    101,331
Environmental and engineering
   services                             20,890       33,424       62,745     98,296
Other businesses                         2,831        2,115        7,731      6,580
                                      --------     --------     --------   --------
   Total                               138,562      157,574      446,255    460,650
                                      --------     --------     --------   --------
Operating expenses:
Fuel for generation and
   purchased power                      25,958       27,773       76,872     80,192
Gas purchased for resale                 6,517        5,342       68,360     44,089
Other operations and maintenance        53,126       58,791      157,002    174,908
Depreciation and amortization           16,505       16,123       49,683     47,753
Taxes, other than income taxes           8,538        9,305       28,830     29,083
                                      --------     --------     --------   --------
   Total                               110,644      117,334      380,747    376,025
                                      --------     --------     --------   --------
Fixed charges and other:
Interest expense                         6,948        7,310       21,849     22,218
Preferred stock dividends
   of subsidiary                           795          833        2,396      2,500
Allowance for funds used during
   construction                            (15)         (10)         (85)      (307)
Other                                      159           76          568        461
                                      --------     --------     --------   --------
   Total                                 7,887        8,209       24,728     24,872
                                      --------     --------     --------   --------
Income before income taxes              20,031       32,031       40,780     59,753
Income taxes                             7,559       12,596       15,388     23,169
                                      --------     --------     --------   --------
   Net income available for
      common stockholders             $ 12,472     $ 19,435     $ 25,392   $ 36,584
                                      ========     ========     ========   ========
Average common shares outstanding       13,536       13,191       13,444     13,104

   Net income per common share        $    .92     $   1.47     $   1.89   $   2.79

   Dividends per common share         $   .615     $   .615     $  1.845   $  1.845

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                          CILCORP INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                          1996          1995
Cash flows from operating activities:
Net income before preferred dividends                   $ 27,788        $ 39,084

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease income and investment income             (4,421)         (4,984)
  Depreciation and amortization                           49,683          47,753
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net            9,147          (2,273)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and accrued
    unbilled revenue                                      32,047           3,716
  (Increase) decrease in inventories                      (1,677)          4,417
  Increase (decrease) in accounts payable                  1,067         (14,220)
  Increase in accrued taxes                                  711           1,929
  (Increase) decrease in other assets                     (7,498)          2,152
  Increase in other liabilities                           (6,855)         (3,498)
                                                         -------         -------
  Total adjustments                                       72,204          34,992
                                                         -------         -------
  Net cash provided by operating activities               99,992          74,076
                                                         -------         -------
Cash flows from investing activities:
Additions to plant                                       (34,775)        (55,601)
Proceeds from sale of long-term investments                   --             872
Other                                                     (1,067)         (3,678)
                                                         -------         -------
     Net cash used in investing activities               (35,842)        (58,407)
                                                         -------         -------
Cash flows from financing activities:
Net increase (decrease) in short-term debt               (39,300)          5,535
Increase in long-term debt                                    --          19,766
Repayment of long-term debt                              (19,070)        (17,927)
Common dividends paid                                    (24,778)        (24,152)
Preferred dividends paid                                  (2,396)         (2,500)
Proceeds from issuance of stock                           10,276           7,580
                                                         -------         -------
     Net cash used in financing activities               (75,268)        (11,698)
                                                         -------         -------
Net (decrease) increase in cash and temporary
  cash investments                                       (11,118)          3,971
Cash and temporary cash investments at beginning
  of year                                                 17,100           1,604
                                                         -------         -------
Cash and temporary cash investments
   at September 30                                       $ 5,982         $ 5,575
                                                         =======         =======





Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                              $26,818         $26,153

   Income taxes                                          13,570           20,434

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)
                                                     September 30,  December 31,
                                                          1996          1995
ASSETS                                                (Unaudited)
Utility plant, at original cost:
   Electric                                           $1,181,829     $1,142,945
   Gas                                                   383,963        379,985
                                                      ----------     ----------
                                                       1,565,792      1,522,930
   Less - accumulated provision for depreciation         718,029        682,574
                                                      ----------     ----------
                                                         847,763        840,356
Construction work in progress                             25,206         44,749
Plant acquisition adjustments, net of
   amortization                                            2,108          2,642
                                                      ----------     ----------
     Total utility plant                                 875,077        887,747
                                                      ----------     ----------
Other property and investments:
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $37,820 and $33,211                                     1,649          1,924
Other                                                      1,613          1,623
                                                      ----------     ----------
     Total other property and investments                  3,262          3,547
                                                      ----------     ----------
Current Assets:
Cash and temporary cash investments                        2,003         16,556
Receivables, less reserves of $546 and $650               34,444         42,312
Accrued unbilled revenue                                  16,461         28,891
Fuel, at average cost                                      6,216         11,596
Materials and supplies, at average cost                   15,185         16,541
Gas in underground storage, at average cost               21,838         13,592
Prepaid taxes                                                 --          7,978
Other                                                      3,663         10,300
                                                      ----------     ----------
     Total current assets                                 99,810        147,766
                                                      ----------     ----------
Deferred debits:
Unamortized loss on reacquired debt                        5,686          6,029
Unamortized debt expense                                   2,245          2,374
Prepaid pension cost                                       3,683            536
Other                                                     20,944         11,992
                                                      ----------     ----------
     Total deferred debits                                32,558         20,931
                                                      ----------     ----------
Total assets                                          $1,010,707     $1,059,991
                                                      ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)
                                                     September 30,  December 31,
                                                          1996          1995
LIABILITIES AND SHAREHOLDERS' EQUITY                  (Unaudited)
Capitalization:
Common shareholder's equity:
   Common stock, no par value, authorized
      20,000,000 shares; outstanding
      13,563,871 shares                               $  185,661     $  185,661
   Retained earnings                                     137,116        140,814
                                                      ----------     ----------
         Total common shareholder's equity               322,777        326,475
Preferred stock without mandatory redemption              44,120         44,120
Preferred stock with mandatory redemption                 22,000         22,000
Long-term debt                                           278,428        298,397
                                                      ----------     ----------
         Total capitalization                            667,325        690,992
                                                      ----------     ----------
Current liabilities:
Current maturities of long-term debt                      20,000         16,000
Notes payable                                                500         24,600
Accounts payable                                          40,193         40,483
Accrued taxes                                              1,064          5,917
Accrued interest                                           4,890          8,508
Purchased gas adjustment over-recoveries                     726          1,987
Other                                                      5,087          8,288
                                                      ----------     ----------
         Total current liabilities                        72,460        105,783
                                                      ----------     ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                        142,033        144,378
Regulatory liability, net                                 68,627         59,482
Investment tax credits                                    23,222         24,485
Capital lease obligation                                   2,725          3,025
Other                                                     34,315         31,846
                                                      ----------     ----------
         Total deferred liabilities and credits          270,922        263,216
                                                      ----------     ----------
Total capitalization and liabilities                  $1,010,707     $1,059,991
                                                      ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CENTRAL ILLINOIS LIGHT COMPANY
                        Consolidated Statements of Income
                                 (In thousands)
                                   (Unaudited)
                                      Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                         1996      1995          1996      1995
Operating revenue:
Electric                              $ 96,247     $104,201     $246,876   $254,443
Gas                                     18,594       17,834      128,903    101,331
                                      --------     --------     --------   --------
      Total operating revenues         114,841      122,035      375,779    355,774
                                      --------     --------     --------   --------
Operating expenses:
Cost of fuel                            21,788       23,667       68,144     70,783
Cost of gas                              6,352        5,342       68,195     44,089
Purchased power                          3,615        4,106        7,987      9,409
Other operations and maintenance        27,635       27,651       83,367     82,205
Depreciation and amortization           15,009       14,488       45,074     42,805
Income taxes                            10,252       12,437       22,394     24,057
Other taxes                              7,701        8,217       25,749     25,397
                                      --------     --------     --------   --------
      Total operating expenses          92,352       95,908      320,910    298,745
                                      --------     --------     --------   --------
Operating income                        22,489       26,127       54,869     57,029
                                      --------     --------     --------   --------
Other income and deductions:
Cost of equity funds capitalized             8           --           46         --
Company-owned life insurance, net         (160)         (76)        (569)      (461)
Other, net                                (288)        (116)        (276)       (16)
                                      --------     --------     --------   --------
      Total other income and
         (deductions)                     (440)        (192)        (799)      (477)
                                      --------     --------     --------   --------
Income before interest expense          22,049       25,935       54,070     56,552
                                      --------     --------     --------   --------
Interest expenses:
Interest on long-term debt               5,250        5,242       15,777     14,992
Cost of borrowed funds
   capitalized                              (7)         (10)         (39)      (307)
Other                                      572          597        1,870      2,605
                                      --------     --------     --------   --------
      Total interest expense             5,815        5,829       17,608     17,290
                                      --------     --------     --------   --------
Net income                              16,234       20,106       36,462     39,262
                                      --------     --------     --------   --------
Dividends on preferred stock               795          833        2,396      2,500
                                      --------     --------     --------   --------
Net income available for
   common stock                       $ 15,439     $ 19,273     $ 34,066   $ 36,762
                                      ========     ========     ========   ========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                          1996          1995
Cash flows from operating activities:
Net income before preferred dividends                    $ 36,462       $ 39,262

Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                           45,608         43,338
   Deferred income taxes, investment tax credit
      and regulatory liability, net                         5,538         (4,768)
Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable               7,868         (6,260)
   (Increase) decrease in fuel, materials and
     supplies, and gas in underground storage              (1,509)         5,385
   Decrease in unbilled revenue                            12,430          6,306
   (Decrease) in accounts payable                            (290)       (14,059)
   (Decrease) in accrued taxes and interest                (8,472)        (5,835)
   Capital lease payments                                     484            428
   Decrease in other current assets                        14,616          3,279
   (Decrease) in other current liabilities                 (4,462)        (5,334)
   (Increase) in other non-current assets                 (10,082)        (1,542)
   Increase in other non-current liabilities                1,095          1,845
                                                         --------       --------
  Net cash provided by operating activities                99,286         62,045
                                                         --------       --------
Cash flows from investing activities:
   Capital expenditures                                   (32,132)       (51,689)
   Cost of equity funds capitalized                           (46)            --
   Other                                                     (914)        (3,217)
                                                         --------       --------
  Net cash used in investing activities                   (33,092)       (54,906)
                                                         --------       --------
Cash flows from financing activities:
   Common dividends paid                                  (37,767)       (16,056)
   Preferred dividends paid                                (2,396)        (2,500)
   Long-term debt issued                                       --         19,766
   Long-term debt retired                                 (16,000)            --
   Payments on capital lease obligation                      (484)          (428)
   Decrease in short-term borrowing                       (24,100)        (7,900)
                                                         --------       --------
  Net cash used in financing activities                   (80,747)        (7,118)
                                                         --------       --------
Net (decrease) increase in cash and temporary
   cash investments                                       (14,553)            21

Cash and temporary cash investments at
   beginning of year                                       16,556            629
                                                         --------       --------
Cash and temporary cash investments at
  September 30                                           $  2,003       $    650
                                                         ========       ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest (net of cost of borrowed funds
      capitalized)                                       $ 21,724       $ 21,021

   Income taxes                                            20,066         26,290

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), Environmental Science & Engineering, Inc. (ESE), QST Enterprises Inc. (QST) and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Effective October 29, 1996, ESE became a subsidiary of QST. CILCORP owns 100% of the common stock of CILCO. All of the other first-tier subsidiaries are wholly-owned by CILCORP. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission
(SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 1995 Annual Report on Form 10-K.

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


NOTE 2.  Gas Pipeline Supplier Transition Costs

CILCO's natural gas suppliers are subject to various Federal Energy Regulatory Commission (FERC) orders and settlements related to the transition to a more competitive natural gas industry. FERC Order No. 636 unbundled the sale, transportation and storage functions of interstate gas pipelines, and also allows pipelines to recover prudently incurred transition costs from gas distribution companies. On July 16, 1996, the United States Court of Appeals affirmed Order No. 636 "in its broad contours and in most of its specifics," but remanded parts of Order No. 636 for further explanation including the FERC's failure to allocate any part of gas supply realignment costs to the pipelines. FERC Order No. 500 and Order No. 528 allow interstate gas pipelines to bill gas distribution companies for take-or-pay and other charges related to the transition to a more competitive gas industry. During the nine months ended September 30, 1996, CILCO paid $1.2 million to interstate gas pipelines for transition costs. These costs have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). Since these costs are recoverable from customers, management does not expect gas pipeline supplier transition costs to materially impact CILCO's financial position or results of operations.

For these transition costs, CILCO has recorded a regulatory asset and a corresponding liability of $2.2 million on its Balance Sheets as of September 30, 1996, of which $.7 million will be due in one year. The remaining $1.5 million represents the minimum amount of the estimated range of such future direct billings from pipelines which CILCO expects to receive related to take-or-pay and other transition costs.

NOTE 3.  Contingencies

Neither CILCORP, CILCO, nor any of their subsidiaries has been identified as a potentially responsible party (PRP) under federal or state environmental laws.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. During the nine months ended September 30, 1996, CILCO paid approximately $.4 million to outside parties to investigate and/or test two former gas manufacturing plant sites. In 1994, CILCO completed remediation work at one of those two sites. CILCO plans to begin remediation work at the other site in 1997. CILCO has not determined the ultimate extent of any CILCO liability or the cost of any remediation of the remaining two sites. However, as described in Part II. Item 1: Legal Proceedings, a suit against CILCO in connection with one of the sites was recently dismissed.

CILCO expects to spend approximately $.1 million for site monitoring, legal fees and feasibility studies during the remainder of 1996. A $4.0 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through September 1996 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through September 30, 1996, CILCO has recovered approximately $4.8 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar costs in the year they are incurred. Under these circumstances, management believes that the cost of any future coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.


NOTE 4.  Commitments

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company (CIPS). This agreement provides for a minimum contract delivery rate of 80 megawatts (MW) of capacity through May 1997, then increasing to 90 MW until the contract expires in May 1998.

In March 1995, CILCO and CIPS renegotiated a November 1992 limited-term power agreement. This renegotiated agreement, which expires in May 2009, provides for CILCO to purchase 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement was subject to the ICC's final approval of CILCO's 1995 electric least cost energy plan, which was granted on May 8, 1996.

NOTE 5.  Open Access Electric Transmission

On April 24, 1996 the FERC issued Order No. 888, Order No. 889, and a Notice of Proposed Rulemaking (NOPR). Order No. 888 requires all public utilities that own, operate or control interstate electric transmission facilities to file tariffs that will offer others the same transmission services that they provide themselves and finalizes the conditions under which a utility may seek recovery of stranded costs from wholesale jurisdictional customers. Order No. 889 requires public utilities to implement standards of conduct and an Open Access Transmission Same-time Information System (OASIS). The NOPR requests comments regarding the potential replacement of the single tariff contained in Order No. 888 with a capacity reservation tariff. CILCO filed an open access tariff under rulemaking provisions prior to the issuance of Order No. 888. This tariff was revised to comply with the final rule in Order No. 888. The FERC granted a two-step extension of the implementation schedule for compliance with the Phase 1 OASIS requirements and Standards of Conduct. Under the extension, OASIS operations are to begin on a test basis starting December 2, 1996, and full commercial operations and compliance with the Standards of Conduct are to begin by January 3, 1997. CILCO is continuing to evaluate modifications to the Company's Standards of Conduct required by Order 889. The Company's wholesale electric merchant function has been transferred internally to the Energy Supply Group to comply with the requirements of Order 889. CILCO is currently working with the Mid-America Interconnected Network (MAIN) and intends to rely on MAIN to calculate Available Transfer Capability and provide an OASIS as required by Order No. 889.

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

ESE is a national environmental consulting, engineering and analytical services firm serving governmental, industrial and commercial customers. ESE, through its subsidiaries, also acquires environmentally impaired property for remediation and resale. Effective October 29, 1996, ESE became a subsidiary of QST.

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail customers. QST is also engaged in the business of fiber optic and advanced Internet-based communication services and products through one of its wholly-owned subsidiaries.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI invests in ventures in energy, biotechnology, and health care, and in economic development projects in Central Illinois. CVI, through one of its subsidiaries, also provides the funding for CILCORP's strategic alliances with Caterpillar, Inc. and other industrial customers (see Part II. Item 5: Other Information, CILCO Electric Pilot Programs).


                           Forward-Looking Information

Forward-looking information is included in Part I. Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and
Part II. Item 5: Other Information. Certain material contingencies are also described in Note 3 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These factors include prevailing governmental policies, statutory changes, and regulatory actions (including those of the FERC, ICC and SEC) with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business; the extent and effect of participation by CILCO's customers in its Power Quest programs; and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors including ongoing changes in environmental laws, regulations and policies which affect demand for ESE's services; weather conditions; the extent and pace of development of competition for retail and wholesale customers, which may particularly affect the future performance of QST Enterprises; pricing and transportation of commodities; market demand for energy from plants or facilities and for environmental consulting and analytical services; inflation; capital market conditions; and environmental protection and compliance costs. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.


                          Capital Resources & Liquidity

Declaration of dividends by CILCORP is at the discretion of the Board of Directors. CILCORP's ability to declare and pay dividends is currently contingent upon its receipt of dividends from CILCO and is also affected by business and economic conditions, capital requirements, earnings and the overall financial condition of the Company. The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, finance acquisitions, pay its financial obligations, meet working capital needs and retire debt as it matures.

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On September 30, 1996, CILCORP had committed bank lines of credit of $50 million, of which $7.3 million was outstanding.

During the first three quarters of 1996, CILCORP issued 243,694 shares of common stock at an average price of $42.17 per share through the CILCORP Inc. Automatic Reinvestment and Stock Purchase Plan (DRIP) and the CILCO Employees' Savings Plan (ESP). Depending on market conditions, CILCORP may issue additional shares of common stock through the DRIP, the ESP or other stock offerings. On July 26, 1996, the CILCORP Board of Directors authorized management to develop a direct registration program to allow investors to make initial purchases of CILCORP common stock directly from the company without utilizing the services of a broker. Implementation of such a program is not expected until late in the fourth quarter of 1996, at the earliest. The new direct registration program will likely incorporate the elements of the existing DRIP. The proceeds from any newly issued stock will be used to retire CILCORP debt, to meet working capital and capital expenditure requirements at subsidiaries other than CILCO and for other corporate purposes.

At September 30, 1996, CILCORP had $42 million of medium-term notes outstanding under its currently authorized $75 million medium-term note program. Three million dollars of medium-term notes were retired in July 1996. CILCORP may issue additional notes in the future under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $32.2 million for the nine months ended
September 30, 1996. Capital expenditures are anticipated to be approximately $17.9 million for the remainder of 1996. Capital expenditures for the years 1997 and 1998 are estimated to be $49.7 million and $49.5 million, respectively.

Currently, CILCO does not plan to issue long-term debt during the remainder of 1996. CILCO intends to finance its 1996 and 1997 capital expenditures with funds provided by operations.

At September 30, 1996, CILCO had committed bank lines of credit aggregating $30 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $.5 million of commercial paper outstanding at September 30, 1996 and expects to issue commercial paper periodically throughout the remainder of 1996.


ESE

For the quarter ended September 30, 1996, ESE's expenditures for capital additions and improvements were approximately $35,000. Capital expenditures for the remainder of 1996 are expected to be $100,000. In addition, through its subsidiary, ESE Land Corporation, ESE spent $965,000 to acquire land for remediation and resale. On October 1, 1996, ESE spent $3.7 million to acquire property through ESE Land Corporation.

At September 30, 1996, ESE had borrowings of $20 million from CILCORP, and advances to CILCORP of $5.1 million. ESE also has a $15 million line of credit from CILCORP which was extended through May 1998. At September 30, 1996, this line of credit was not in use. ESE has a $10 million bank line of credit, of which $4.4 million was outstanding at September 30, 1996, to collateralize performance bonds issued in connection with ESE projects.

QST

Capital expenditures totaled approximately $2.3 million for the nine months ended September 30, 1996, and are anticipated to be approximately $1 million for the remainder of 1996, primarily for construction of fiber optic and other communications facilities. QST expects to finance new investments and working capital needs during the remainder of 1996 with funds provided by CILCORP.

CIM

At September 30, 1996, CIM had outstanding debt of $23.3 million, consisting of $20 million borrowed from CILCORP and $3.3 million borrowed from external sources. On October 15, 1996, CIM committed $7.5 million to fund an affordable housing tax credit investment. Of the $7.5 million total commitment, $2.5 million was invested on October 15. An additional $3.4 million will be funded later in 1996, with the remainder to be paid in the first half of 1997. CIM funded this investment through borrowings from CILCORP. CIM also expects to commit to invest in three additional affordable housing tax credit funds prior to December 31, 1996. CIM's anticipated investment in these funds is approximately $8.3 million. CIM expects to fund approximately $4 million of the $8.3 million commitment in 1996 and substantially all of the remainder in 1997. These investments will be funded through borrowings from CILCORP. CIM expects to finance new investments and working capital needs during 1996 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

CVI expects to finance its activities and working capital needs during the remainder of 1996 with a combination of funds generated internally and with funds provided by CILCORP.

                              Results of Operations

The following table summarizes net income of CILCO, ESE, QST and Other Businesses for the three months and nine months ended September 30, 1996 and 1995.

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                         1996      1995          1996      1995
                                                      (In thousands)
                                                        (Unaudited)
Core Businesses:
CILCO
   Electric operating income           $22,687      $26,079      $43,503    $47,004
   Gas operating income (loss)            (198)          48       11,366     10,025
                                       -------      -------      -------    -------
  Total utility operating income        22,489       26,127       54,869     57,029
   Utility other income and
      deductions                        (6,255)      (6,021)     (18,407)   (17,767)
   Preferred stock dividends of
      CILCO                               (795)        (833)      (2,396)    (2,500)
                                       -------      -------      -------    -------
  Total utility net income              15,439       19,273       34,066     36,762
ESE
   ESE net income (loss)                  (715)         413       (3,878)       333

QST
   QST net loss                           (787)          --       (2,148)        --
                                       -------      -------      -------    -------
  Total core business income            13,937       19,686       28,040     37,095

Other businesses:
   Other businesses net loss            (1,465)        (251)      (2,648)      (511)
                                       -------      -------      -------    -------
  Consolidated net income
      available to common
      shareholders                     $12,472      $19,435      $25,392    $36,584
                                       =======      =======      =======    =======

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended September 30, 1996 and 1995:

                                      Three Months Ended       Nine Months Ended
Components of Electric                  September 30,            September 30,
  Operating Income                       1996      1995          1996      1995
                                                      (In thousands)
                                                        (Unaudited)
Revenue:
Electric retail                       $ 92,541     $103,214    $236,887    $251,108
Sales for resale                         3,706          987       9,989       3,335
                                      --------     --------    --------    --------
   Total revenue                        96,247      104,201     246,876     254,443
                                      --------     --------    --------    --------
Cost of sales:
Cost of fuel                            21,788       23,667      68,144      70,783
Purchased power expense                  3,615        4,106       7,987       9,409
Revenue taxes                            4,796        4,686      11,688      11,164
                                      --------     --------    --------    --------
   Total cost of sales                  30,199       32,459      87,819      91,356
                                      --------     --------    --------    --------
     Gross margin                       66,048       71,742     159,057     163,087
                                      --------     --------    --------    --------
Operating expenses:
Other operation and maintenance         19,539       19,640      59,192      57,928
Depreciation and amortization           10,718       10,397      32,203      30,849
Income and other taxes                  13,104       15,626      24,159      27,306
                                      --------     --------    --------    --------
   Total operating expenses             43,361       45,663     115,554     116,083
                                      --------     --------    --------    --------
     Electric operating income        $ 22,687     $ 26,079    $ 43,503    $ 47,004
                                      ========     ========    ========    ========

Electric gross margin decreased 8% for the quarter and 2% for the nine months ended September 30, 1996, compared to the same periods in 1995. Retail kilowatt hour (Kwh) sales for these same periods decreased 12% and 5%, respectively. The decreases in retail Kwh sales were due partially to industrial sales decreases of 10% for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. The decreases in retail Kwh sales were also due to decreases in residential sales. Residential sales for the same periods decreased 18% and 4%, respectively, while commercial sales decreased 7% for the quarter and increased 1% for the nine months ended September 30, 1996 compared to the same period in 1995. Industrial sales decreases were due primarily to decreased demand by several large customers and to customers switching to off-system suppliers under CILCO's Power Quest program (see Part II. Item 5: Other Information, CILCO Electric Pilot Programs). Residential and commercial sales decreases for the quarter and residential sales decreases for the nine months ended September 30 were primarily due to milder weather. Cooling degree days were 38% and 26% lower, respectively, for both the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. A write-off of excess materials and supplies as part of an inventory reduction program contributed to the reduction in electric retail revenue (see Part II. Item 5: Other Information, Corporate Repositioning) during the nine months ended September 30, 1996, compared to the same periods in 1995. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected in the near term by the Power Quest electric pilot programs (see Part II. Item 5: Other Information, CILCO Electric Pilot Programs) and in the long term by changes in regulation and increased competition in the electric utility industry (see Part II. Item 5: Other Information, Competition).

Sales for resale increased during the quarter and nine months ended
September 30, 1996, due to lower production costs at CILCO, higher demand for electricity from neighboring utilities and expanding electric markets outside of CILCO's service territory. CILCO expects increased competition in the market for sales for resale and purchased power.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel decreased 8% for the quarter and 4% for the nine months ended September 30, 1996, compared to the same periods in 1995. The decreases were due to lower coal and transportation costs. Overall Kwh generated decreased 3% for the quarter and increased 5% for the nine months ended September 30, 1996, compared to the same periods in 1995.

Purchased power decreased for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 1% for the quarter and increased 2%, for the nine months ended September 30, 1996, compared to the same periods in 1995. The decrease for the quarter was primarily due to decreased employee salaries that were partially offset by increases in consulting fees and uncollectible accounts expenses. The increase for the nine months ended September 30, 1996 was primarily due to increased consulting fees, tree trimming expenses and uncollectible accounts expenses that were partially offset by decreases in employee salary and wage expense (see Part II. Item 5: Other Information, Corporate Repositioning).

Depreciation and amortization expense increased, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and the increased amortization associated with the addition of CILCO's new customer information system in October 1995.

Income and other taxes expense decreased primarily due to lower pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 1996 and 1995:

                                      Three Months Ended       Nine Months Ended
Components of Gas                        September 30,           September 30,
  Operating Income                       1996      1995          1996      1995
                                                      (In thousands)
                                                        (Unaudited)
Revenue:
Sale of gas                            $17,033     $15,999     $122,901    $ 94,950
Transportation services                  1,561       1,835        6,002       6,381
                                       -------    --------     --------    -------
   Total revenue                        18,594      17,834      128,903     101,331
                                       -------    --------     --------    --------
Cost of sales:
Cost of gas                              6,352       5,342       68,195      44,089
Revenue taxes                              507         521        5,560       4,841
                                       -------    --------     --------    --------
   Total cost of sales                   6,859       5,863       73,755      48,930
                                       -------    --------     --------    --------
     Gross margin                       11,735      11,971       55,148      52,401
                                       -------    --------     --------    --------
Operating expenses:
Other operation and maintenance          8,096       8,011       24,175      24,277
Depreciation and amortization            4,291       4,091       12,871      11,956
Income and other taxes                    (454)       (179)       6,736       6,143
                                       -------    --------     --------    --------
   Total operating expenses             11,933      11,923       43,782      42,376
                                       -------    --------     --------    --------
     Gas operating income (loss)       $  (198)   $     48     $ 11,366    $ 10,025
                                       =======    ========     ========    ========

Gas gross margin decreased 2% for the quarter and increased 5% for the nine months ended September 30, 1996, compared to the same periods in 1995. Retail sales increased 6% and 14% for the quarter and nine months ended September 30, 1996, respectively, compared to 1995. A 15% decrease in revenue from transportation services offset the increased margin from increased retail sales for the third quarter. Residential sales remained constant for the quarter and increased 11% for the nine months ended September 30, 1996. Commercial sales increased 16% and 17% for the quarter and nine months ended September 30, 1996, respectively, compared to 1995, due to customers switching from gas transportation to CILCO system supply. Heating degree days were 19% lower for the quarter and 12% higher for the nine months ended September 30, 1996, compared to the same periods in 1995. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected in the near term by the Power Quest gas pilot program (see Part
II. Item 5: Other Information, CILCO Gas Pilot Program). In the long term, CILCO natural gas sales may be affected by further deregulation in the natural gas industry.

Revenue from gas transportation services decreased 15% and 6%, while sales volumes decreased 16% and 8% for the quarter and nine months ended
September 30, 1996, respectively, compared to the same periods in 1995. Transportation revenues and volumes declined primarily due to decreased purchases of gas by industrial transportation customers from suppliers other than CILCO and to commercial and industrial customers switching back to CILCO system supply.

The cost of gas increased 19% for the quarter and 55% for the nine months ended September 30, 1996, compared to the same periods in 1995. This increase was primarily due to increased retail sales and higher natural gas prices from CILCO's suppliers. The higher natural gas prices, which contributed to the increase in gas retail revenue, were passed through to CILCO's gas customers via the Purchased Gas Adjustment Clause (PGA). The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses remained relatively constant for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995. Increased consulting fees and uncollectible accounts expenses were offset by decreases in salary and wage expense (see Part II. Item 5: Other Information, Corporate Repositioning).

Depreciation and amortization expense increased, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and the addition of CILCO's new customer information system in October 1995.

Income and other taxes expense decreased for the quarter ended September 30, 1996, primarily due to lower pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and nine months ended September 30, 1996 and 1995:

                                      Three Months Ended       Nine Months Ended
Components of Other Income and          September 30,            September 30,
  Deductions and Interest Expense        1996      1995          1996      1995
                                                      (In thousands)
                                                        (Unaudited)
Net interest expense                   $(5,694)    $ (5,825)   $(17,106)   $(17,500)
Income taxes                               859          603       2,155       1,708
Other                                   (1,420)        (799)     (3,456)     (1,975)
                                       -------     --------    --------    --------
   Other income (deductions)           $(6,255)    $ (6,021)   $(18,407    $(17,767)
                                       =======     ========    ========    ========

Net interest expense for the quarter ended September 30, 1996, compared to the same period in 1995, decreased primarily due to increased investment interest income. For the nine months ended September 30, 1996, compared to the same period in 1995, net interest expense decreased primarily due to increased investment interest income and the interest resulting from a settlement in 1995 with the Illinois Department of Revenue relating to an audit of the Illinois gross receipts tax. Higher long-term debt interest expense during 1996 partially offset the decrease.

Other deductions for the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, increased primarily due to increased advertising expense and corporate contributions and the gain on the sale of a parcel of land at the former R. S. Wallace generating plant site during 1995. ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months and nine months ended September 30, 1996 and 1995:

                                      Three Months Ended       Nine Months Ended
Components of ESE                        September 30,           September 30,
  Net Income (Loss)                      1996      1995          1996      1995
                                                      (In thousands)
                                                        (Unaudited)
Revenue:
Environmental and engineering
   services revenue                   $ 20,890     $ 33,424    $ 62,745    $ 98,296
Direct non-labor project costs           6,641       13,576      18,507      38,193
                                      --------     --------    --------    --------
   Net revenue                          14,249       19,848      44,238      60,103
                                      --------     --------    --------    --------

Expenses:
Direct salaries and other costs          7,324        9,311      23,617      29,626
General and administrative               6,448        7,802      21,737      23,600
Depreciation and amortization            1,244        1,409       3,871       4,268
                                      --------     --------    --------    --------
   Operating expenses                   15,016       18,522      49,225      57,494
                                      --------     --------    --------    --------
Interest expense                           225          464         861       1,510
                                      --------     --------    --------    --------
Income(loss) before income taxes          (992)         862      (5,848)      1,099
Income taxes                              (277)         449      (1,970)        766
                                      --------     --------    --------    --------
   ESE net income (loss)              $   (715)    $    413    $ (3,878)   $    333
                                      ========     ========    ========    ========

ESE's quarterly results in recent periods have been affected by such things as: project delays, which may be caused by delays in regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time ESE professionals have in the field; corporate repositioning costs; and increased competition in all aspects of the business. Accordingly, results from one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE's net revenues decreased by $5.6 million or 28% for the third quarter and by $15.9 million or 26% for the nine months ended September 30, 1996, compared to the same periods in 1995. The net revenue decreases for these periods resulted from ongoing changes in environmental regulatory requirements of many states, funding delays at the federal level and increased competition in the consulting and laboratory businesses. Additionally, the 1995 third quarter revenue included $1.7 million from the resale of property owned by an ESE subsidiary, Savannah Resources, Inc.

Direct salaries and other expenses include the cost of professional and technical staff and other costs billable to customers. These costs include salaries and related fringe benefits, including employer paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct and indirect salary expense decreased by $2 million or 21% for the third quarter and by $6 million or 20% for the nine months ended September 30, 1996, compared to the same periods in 1995. This decrease is primarily due to a reduction in the number of technical staff to match decreased levels of business activity.

General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; supply expenses; and corporate administrative expenses. General and administrative expenses decreased by $1.4 million or 17% for the three months ended September 30, 1996, and decreased by $1.9 million or 8% for the nine months ended September 30, 1996. The decreases for these periods resulted from lower general and administrative salary and related benefit expense, and cost controls. Offsetting the decrease for the nine months ended September 30, 1996 are severance costs related to the reduction in the work force and other nonrecurring expenses totaling approximately $1.3 million.

During the month of September, ESE sold its subsidiary, OES, Inc., at a pre-tax loss of approximately $14,000. This subsidiary was formed in 1995 to clean up unexploded artillery, ammunition, explosive waste and debris on military bases. OES completed a major contract in 1996, but was unsuccessful in winning sufficient contracts to maintain its profitability. As a result, operations were scaled back throughout the third quarter prior to its sale.

ESE will continue to position itself to take advantage of new market opportunities. For example, ESE has formed an alliance with an engineering/construction company to focus on environmental consulting for clients on large remediation projects. ESE may also collaborate with QST to provide environmental consulting and laboratory services for QST customers. The bundled services that QST will offer its customers will include the environmental consulting capabilities of ESE.

Due to the labor intensive nature of ESE's business, ESE has the ability to adjust staffing levels to recognize changing business conditions. ESE had 780 full-time equivalent employees at September 30, 1996, compared to 1,087 at September 30, 1995. In order to better utilize ESE's resources as part of CILCORP's commitment to non-regulated energy and services businesses, ESE became a subsidiary of QST effective October 29, 1996.

QST Operations

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. QST provides energy and energy-related services to a broad spectrum of retail customers. QST is also engaged in the business of fiber optic and advanced Internet-based communication services and products through one of its wholly-owned subsidiaries.

QST's initial focus is to compete against energy suppliers who may participate in CILCO's Power Quest programs (see Part II. Item 5: Other Information, CILCO Electric Pilot Programs and CILCO Gas Pilot Program). QST will also compete against marketers to provide energy and services to customers of utilities and other energy providers which will offer, or be required to offer, similar retail competition programs, and to sell energy to customers who may already have the ability to choose their energy supplier. QST provides a portfolio of non-regulated, energy-related products and services to customers and intends to supplement its competencies through selected acquisitions of other energy services and marketing companies aimed at broadening its customer base.

Power Quest was approved by the ICC on March 13, 1996. QST began delivery of electricity in May 1996 to customers participating in Power Quest, and in June 1996 began delivery of energy to a customer participating in another Illinois utility's retail competition pilot program.

At September 30, 1996, QST had two wholly-owned subsidiaries -- QST Energy Inc. and QST Communications Inc. Effective October 29, 1996, ESE became a wholly-owned subsidiary of QST (see ESE Operations). QST Communications Inc. is engaged in the business of fiber optic communication through a fiber optic loop it is constructing in Peoria, Illinois. In October 1996, QST Communications Inc. and CyberDesic Communications Corporation, a Peoria-based provider of Internet services, agreed to jointly develop and market advanced Internet-based communications and information products and services. QST Energy Inc. has one wholly-owned subsidiary -- QST Energy Trading Inc. On March 14, 1996, the FERC approved a request by QST Energy Trading Inc. to purchase, sell and broker energy and capacity at market-based rates as a wholesale power marketer. As part of this authorization, QST Energy Trading Inc. can purchase and sell power to QST Energy Inc. which, in turn, can sell power to retail customers.

QST's revenues from the sale of electricity and gas to customers participating in CILCO's Power Quest programs and another Illinois utility's retail competition pilot program were approximately $780,000 and $1 million, respectively, for the third quarter and nine months ended September 30, 1996. QST had net losses for the three months and nine months ended September 30, 1996, of approximately $1.5 million and $2.6 million, respectively, caused primarily by outside services and administrative and general expenses which are not being covered by revenues at this early stage of QST's development.


Other Businesses Operations

The following table summarizes the components of Other Businesses losses for the three months and nine months ended September 30, 1996 and 1995.

                                      Three Months Ended       Nine Months Ended
Components of Other Businesses           September 30,           September 30,
  Net Income (Loss)                      1996      1995          1996      1995
                                                      (In thousands)
                                                        (Unaudited)
Revenue:
   Other revenue                      $  2,133     $  2,115    $  6,808    $  6,580
                                      --------     --------    --------    --------

Expenses:
   Operating Expenses                    3,686          493       6,943       2,179
   Depreciation and amortization            58           49         163         146
   Interest expense                        881        1,457       3,726       4,540
   Income and other taxes               (1,027)         367      (1,376)        226
                                      --------     --------    --------    --------
   Total expenses                        3,598        2,366       9,456       7,091
                                      --------     --------    --------    --------
Other businesses net loss             $ (1,465)    $   (251)   $ (2,648)   $   (511)
                                      ========     ========    ========    ========

Other revenues remained relatively constant for the three months and nine months ended September 30, 1996.

Operating expenses increased for the three months and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to higher professional service fees at the Holding Company (see Part II. Item 5:
Other Information, Corporate Repositioning) and expenses related to the Caterpillar Alliance at CVI (see Part II. Item 5: Other Information, CILCO Electric Pilot Programs). Also contributing to the differences were higher operating expenses related to the leveraged lease investment portfolio in 1996 compared to 1995.

Income and other taxes were lower in the quarter and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to lower pre-tax income.
PART II.  OTHER INFORMATION

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

CILCO

As discussed in the 1995 Form 10-K, on July 6, 1994 a lawsuit was filed against CILCO in a United States District Court by Vector-Springfield Properties, Ltd., seeking damages related to alleged coal tar contamination from the site of a former gas manufacturing plant which was owned but never operated by CILCO. The lawsuit seeks cost recovery of more than $3 million related to coal tar investigation expenses, operating losses and diminution of market value. CILCO is vigorously defending against these claims. In July 1996, a United States District Court judge entered an order summarily dismissing the lawsuit on the grounds that the applicable statute of limitations had expired. This decision has been appealed. Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

Item 5:  Other Information

Competition

In July 1995, Illinois enacted legislation that offers gas and electric public utilities an opportunity to develop alternative regulation and performance-based ratemaking programs. These programs are subject to standards established by the ICC and are restricted to the utility's service territory. These programs must be approved by the ICC and must end by June 30, 2000. A report on the results of the programs is to be delivered to the Illinois legislature by December 31, 2000. CILCO has not filed any alternative regulation or performance-based ratemaking programs with the ICC.

With the proposed changes in the regulatory environment and the potential for increased competition in the electric utility industry at both the wholesale and retail levels, CILCO anticipates significant changes in the industry in the years to come. The Illinois General Assembly has directed the Joint Committee on Electric Utility Reform to issue a final report by November 8, 1996, which will have findings, recommendations and/or principles on the future structure of the electric utility industry in Illinois. Management cannot predict the ultimate effect of these changes, but believes that they will eventually result in all customers having the opportunity to select the electric supplier of their choice and that low operating costs, improved efficiency and new and better services and products will be the key competitive factors for electric utilities.

To lead the movement toward increased customer choice, CILCO established Power Quest, which consists of two electric pilot retail competition programs and a gas pilot retail competition program. The programs offer greater choice to customers and provide the opportunity for CILCO and its electric and natural gas customers to participate in a competitive business environment. The electric programs were approved by the ICC in March 1996 and approved by the FERC in
April 1996 (see CILCO Electric Pilot Programs).   The natural gas program was
approved by the ICC in June 1996 (see CILCO Gas Pilot Program). CILCO also plans to sponsor legislation that will, if approved by the Illinois General Assembly and the Governor, institute changes to open up the electric markets in Illinois to competition by January 1, 1998 (see CILCO Consumer Choice Legislation).

CILCO Electric Pilot Programs

One of CILCO's two electric pilot programs permits CILCO's eight largest industrial customers that had peak loads of 10 megawatts or more during the twelve months ended July 31, 1995, to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases from other suppliers by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). CILCO may extend the program's two year term with the approval of the ICC. Participating industrial customers began receiving electricity under Power Quest in May 1996.

In the other electric program, CILCO designated five areas within its service territory as "Open Access Sites" for up to five years. The sites include the Central Illinois communities of Heyworth, Manito, and Williamsville; a shopping center in Peoria; and a developing commercial site in Lincoln. During that period, customers located within these "Open Access Sites" -- whether residential, commercial or industrial -- are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. On October 25, 1996, CILCO announced the expansion of this electric pilot program to include an additional 2,500 electric residential customers. The "Open Access Site" for these customers will be chosen by late November, 1996. CILCO may extend the program's five year term with ICC approval. Participating customers in the "Open Access Sites" began receiving electricity under Power Quest in May 1996.

Under Power Quest, CILCO is experiencing a reduction in electric profit margin because some eligible customers are purchasing some or all of their power requirements from other suppliers. The amount of any such reduction depends largely upon the extent of customer participation in Power Quest. CILCO has offset some of the reduced profit margin by increased wholesale sales outside its service territory.

For the industrial pilot program, CILCO anticipates a reduction in net income on an annual basis of up to $4 million if the entire 50 megawatts of eligible industrial capacity move to off-system suppliers. In an effort to retain industrial capacity, CILCORP has formed a strategic alliance with Caterpillar, Inc. (Caterpillar), CILCO's largest industrial electric customer. Under this alliance, Caterpillar will remain a full requirements customer of CILCO for the first year of the Power Quest program. Through this alliance, CILCORP and its subsidiaries will provide Caterpillar with higher service levels, lower prices, greater reliability, and innovative solutions to energy requirements. The expenses related to this alliance are being charged to CILCORP Ventures Inc. Similar alliances are being considered for other industrial customers.

In the Power Quest "Open Access Sites," the Company anticipates a reduction in net income on an annual basis of up to $.4 million, based on customers' participation levels through September 1996. If all eligible customers in the Open Access Sites participate in Power Quest, the Company would experience a reduction in pre-tax net income on an annual basis of up to $1.2 million.

CILCO Gas Pilot Program

CILCO's gas residential pilot program is a five year pilot program that allows certain residential customers to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. A limited number of CILCO's residential gas sales customers, located in "Open Access Sites" designated by CILCO, are allowed to participate in this program. CILCO has selected the Central Illinois communities of Heyworth, Manito, and Williamsville as the initial sites for the gas pilot program. The city of Springfield, Illinois, has also been chosen as a site for the gas pilot program, subject to the limitation that no more than 8,000 residential customers from Springfield may participate in the program. Participants in CILCO's gas retail pilot program began receiving natural gas under Power Quest in October 1996. Management does not believe this program will have a material adverse impact on CILCO's financial position or results of operations.

CILCO Consumer Choice Legislation

CILCO has drafted a Retail Consumer Choice Law (Choice Law) to be considered by the Illinois General Assembly next year. The proposed Choice Law: (1) provides that beginning January 1, 1998, customers of public utilities in Illinois may purchase electricity and customer-related services from any suppliers they choose; (2) continues monopoly services where appropriate; (3) allows for a smooth transition to a competitive market; (4) ensures that life-sustaining requirements for electricity are met for residential customers; (5) allows for financially distressed utilities to prove their need for assistance through the transition to a competitive market via a lost margin charge; (6) removes unnecessary regulation; and, (7) creates a level playing field where taxation is not a barrier to effective supplier competition.

Corporate Repositioning

In an effort to obtain a competitive advantage, various mergers and business combinations are occurring in the utility industry. Many utilities are preparing for a competitive marketplace by merging with or acquiring other utilities. Management will monitor this activity and continue to position itself for competition by keeping costs and prices low, maintaining good customer relations, and developing the flexibility to respond directly to individual customer requirements.

As part of the effort to become more competitive, CILCO personnel are performing a detailed analysis of materials and supplies inventories at power plant and transmission and distribution storerooms. CILCO plans to reduce materials and supplies inventory levels by approximately $3 million through the sale, disposal, or use of identified inventory items. During the first nine months of 1996, CILCO disposed of approximately $1.75 million of inventory and wrote off another $.5 million of inventory that is expected to be disposed of during the remainder of the year. The remaining $.75 million of inventory reduction is expected to be achieved by not restocking inventory. This inventory reduction is expected to result in a total after-tax reduction to 1996 net income of approximately $1.35 million.

In preparation for a competitive marketplace, CILCORP and its subsidiaries have undertaken other corporate repositioning activities, including developing new product offerings, upgrading customer data systems, and tapping needed expertise through alliances, consulting relationships, and the hiring of employees with experience in competitive markets. For the nine months ended September 30, 1996, CILCORP and its subsidiaries have incurred approximately $6.6 million of pre-tax expense for these repositioning activities. In addition to these repositioning costs, ESE, in its efforts to respond to continued competitive pressures, has incurred approximately $1.3 million in severance costs for the nine months ended September 30, 1996, related to reducing its workforce. Management expects these corporate restructuring charges to impact earnings during the remainder of 1996 and to a lesser degree in 1997.

CILCORP/QST Officer Changes

Effective November 4, 1996, William M. Shay, formerly President and Chief Operating Officer of QST Enterprises, was named Executive Vice President of CILCORP. In this new position, Shay assumes responsibility for CILCORP's corporate development activities, including mergers and acquisitions. He also will manage several functional areas. Replacing Shay at QST Enterprises is
J. Mark Elliott.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

    CILCORP Inc. filed a Form 8-K on October 29, 1996, to disclose a Shareholders' Rights plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                     CILCORP Inc.
                                                     (Registrant)



Date November 8, 1996                                 R. O. Viets
                                                      R. O. Viets
                                                    President and
                                                Chief Executive Officer


Date November 8, 1996                                 J. L. Barnett
                                                      J. L. Barnett
                                                       Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTRAL ILLINOIS LIGHT COMPANY
                                             (Registrant)



Date  November 8, 1996                     T. S. Romanowski
                                           T. S. Romanowski
                                      Vice President and Chief
                                           Financial Officer




Date  November 8, 1996                     R. L. Beetschen
                                           R. L. Beetschen
                                      Controller and Manager
                                          of Accounting
                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                            CILCORP Inc.
                                                            (Registrant)


Date  November   , 1996
                                                            R. O. Viets
                                                        President and Chief
                                                         Executive Officer


Date  November    , 1996
                                                           J. L. Barnett
                                                             Controller
                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CENTRAL ILLINOIS LIGHT COMPANY
                                                           (Registrant)


Date  November    , 1996
                                                          T. S. Romanowski
                                                      Vice President and Chief
                                                         Financial Officer


Date  November    , 1996
                                                          R. L. Beetschen
                                                       Controller and Manager
                                                           of Accounting