Form 10-K405
period 1996-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1997-03-21
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549
                          FORM 10-K

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year ended December 31, 1996

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

                      Yes      X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 11, 1997, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately $522 million. On that date, 13,610,680 common shares (no par value) were outstanding.

At March 11, 1997, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $60 million. The voting stock of CILCO consists of its common and preferred stock.
On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

             DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement dated March 10, 1997, in connection with its Annual Meeting to be held on April 22, 1997, is incorporated into Part I and Part III hereof.

Central Illinois Light Company's Proxy Statement dated March
25, 1997, in connection with its Annual Meeting to be held on April 22, 1997, is incorporated into Part I and Part III hereof.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1996 -- Management's Discussion and
Analysis of Financial Condition and Results of Operations is incorporated herein by reference into Part II Item 7.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1996 -- Financial Statements, Notes to the Financial Statements and Supplementary Data is incorporated herein by reference into Part II Item 8.

                        CILCORP INC.
                             and
               Central Illinois Light Company
                1996 Form 10-K Annual Report

This combined Form 10-K is separately filed by CILCORP Inc.
and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                      Table of Contents



Page

Glossary                                                       5-6
                           Part I

Item 1.  Business
         The Company and its Subsidiaries                      7-9
         Business of CILCO                                      9
           Electric Service                                    9-10
           Gas Service                                        10-11
           Regulation                                         11-12
           Electric Fuel and Purchased Gas
                  Adjustment Clauses                           12
           Fuel Supply - Coal                                 12-13
           Natural Gas Supply                                  13
           Financing and Capital Expenditures Programs         14
           Environmental Matters                              14-15
           Significant Customer                                15
           Franchises                                          15
           Competition                                        15-16
           Employees                                           16
           Union Contracts                                     17
           Early Retirement Programs                           17
         Business of QST (Excluding ESE)                       17
           Energy Supply                                      17-18
           Competition                                         18
           Employees                                           18
         Business of ESE                                      18-20
           Customers                                           20
           Regulation of ESE's Clients                        20-22
           Regulation of ESE                                  22-23
           Competition                                         23
           Subcontractors                                      23
           Government Contracts                                23
           Patents and Trademark Protection                    23
           Potential Liabilities and Insurance                23-24
           Employees                                           25
         Other Businesses                                      25
           CIM                                                 25
           CVI                                                25-26
           Employees                                           26
Item 2.  Properties                                           27-28
Item 3.  Legal Proceedings                                     28
Item 4.  Submission of Matters to a Vote of Security
             Holders                                           29
         Executive Officers of the Registrant                 29-31

                           Part II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters                    32
Item 6.  Selected Financial Data                               33
Item 7.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations        33
Item 8.  Index - Financial Statements, Supplementary Data
              and Exhibits                                     34
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure             60

                          Part III

Item 10. Directors and Executive Officers of the
            Registrants                                        60
Item 11. Executive Compensation                                61
Item 12. Security Ownership of Certain Beneficial
            Owners and Management                              61
Item 13. Certain Relationships and Related Transactions      61-62

                           Part IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              63-68

                    GLOSSARY OF TERMS


 When used herein, the following terms have the meanings indicated.

 AFUDC -- Allowance for Funds Used During Construction

 BTU -- British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

 BCF -- Billion cubic feet

 Caterpillar -- Caterpillar Inc., CILCO's largest industrial customer

 CECO -- CILCO Energy Corporation, a wholly-owned subsidiary of CILCO

 CEDCO -- CILCO Exploration and Development Company, a wholly-owned subsidiary of CILCO

 CERCLA -- Comprehensive Environmental Response, Compensation and
           Liability Act

 CESI -- CILCORP Energy Services Inc.

 CILCO -- Central Illinois Light Company

 CIM -- CILCORP Investment Management Inc.

 CIPS -- Central Illinois Public Service Company

 CLM -- CILCORP Lease Management Inc.

 Company -- CILCORP Inc. and subsidiaries

 Cooling Degree Day --The measure of the degree of warmer
                    than normal weather experienced, based
                    on the extent to which the average of
                    high and low temperatures for a day
                    falls above 65 degrees Fahrenheit
                    (annual degree days above historic
                    average indicate warmer than average
                    temperatures); the historic average
                    provided by U.S. Weather Bureau for 30-
                    year period.

 CVI -- CILCORP Ventures Inc.

 DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

 EPA -- Environmental Protection Agency (Federal)

 ESE -- Environmental Science & Engineering, Inc.

 FAC -- Fuel Adjustment Clause

 FASB -- Financial Accounting Standards Board

 FERC -- Federal Energy Regulatory Commission

 Heating Degree Day --The measure of the degree of colder
                    than normal  weather experienced, based
                    on the extent to which the average of
                    high and low temperatures for a day
                    falls below 65 degrees Fahrenheit
                    (annual degree days above historic
                    average indicates cooler than average
                    temperatures); the historic average
                    provided by U.S. Weather Bureau for 30-
                    year period.

 ICC -- Illinois Commerce Commission

 KW -- Kilowatt, a thousand watts

 KWH -- Kilowatt-hour, one thousand watts used for one hour
        (unit of work)

 LCP -- Least Cost Energy Plan, a long-term resource acquisition strategy that balances both supply and demand-side resource options designed to provide the best value at the least cost to customers.

 MAIN -- Mid-America Interconnected Network. One of nine regions that make up the North American Electric Reliability Council. Its purpose is to ensure the Midwest region will meet its load responsibility.

 MCF -- One thousand cubic feet

 MW -- Megawatt, a million watts

 MWG -- Midwest Grain Products, Inc.

 NEPA -- National Energy Policy Act.

 PGA -- Purchased Gas Adjustment

 QST -- QST Enterprises Inc.

 QST Com -- QST Communications Inc.

 QST Energy -- QST Energy Inc.

 QST Trading -- QST Energy Trading Inc.

 RCRA -- Resource Conservation and Recovery Act.

 SFAS -- Statement of Financial Accounting Standards

 Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume); a therm is also equal to 100,000 BTUs (energy).

                          PART I
Item 1.  Business

              THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and operating results of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. The Company's other core business subsidiary is QST Enterprises Inc. (QST). Formerly a CILCORP first-tier subsidiary, Environmental Science & Engineering, Inc. (ESE) became a subsidiary of QST effective October 29, 1996. The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc.
(CVI), whose operations, combined with those of the holding company itself (Holding Company), are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of CILCO. All of the other subsidiaries are wholly-owned by CILCORP.

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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy). QST Energy has one wholly-owned subsidiary - QST Energy Trading Inc. (QST Trading), which purchases and sells energy on the wholesale market. QST also provides fiber optic and advanced Internet-based communication services and products through another wholly-owned subsidiary, QST Communications Inc. (QST Com) (formerly CILCORP FiberCom Inc., a subsidiary of CVI). Effective October 29, 1996, ESE also became a wholly-owned subsidiary of QST.

ESE was formed in February 1990 to conduct the environmental consulting and analytical services businesses acquired from Hunter Environmental Services, Inc. (Hunter) during that year. ESE provides engineering and environmental consulting, analysis and laboratory services to a variety of governmental and private customers. ESE, through certain subsidiaries, also acquires or invests in environmentally impaired property for remediation and resale. ESE has six wholly-owned active subsidiaries: Keck Instruments, which manufactures geophysical instruments used in environmental applications; ESE Architectural Services, Inc., which provides architectural services; National Professional Casualty Co., which provides professional and pollution liability insurance to ESE; ESE International Ltd., which provides engineering and consulting services in foreign countries; Environmental Staffing Solutions, Inc. which provides temporary staffing services, and ESE Land Corporation organized to purchase or invest in environmentally impaired parcels of real estate for remediation and resale. ESE Land Corporation has two wholly-owned subsidiaries: ESE Placentia Development Corporation and Savannah Resources Corp. ESE Land Corporation is a member of North Shore at Mandalay Bay L.L.C., Palm City Developers L.L.C., and ELC Makenai L.L.C., which were organized to purchase an environmentally impaired parcel of real estate for resale. ESE is also a member of the DSE Environmental L.L.C., organized to perform environmental and remediation services. In addition, ESE owns a minority interest in ESE Ohio, Inc., which provides professional engineering services in the State of Ohio.

CIM manages the Company's investment portfolio. CIM holds seven leveraged lease investments through three wholly-owned subsidiaries: CILCORP Lease Management Inc. which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non-regulated, independent power production facilities (see Other Businesses). CIM also directly owns limited partnership interests in affordable housing portfolios.

CVI invests in ventures in energy, biotechnology, and health care, and in economic development projects in Central Illinois. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services, Inc. (CESI).
CESI was formed to pursue energy-related opportunities in the non-regulated market. CESI's primary businesses are the sale of carbon monoxide detectors to utilities for resale to their customers, the sale of outdoor lighting to commercial businesses, and the sale of non-regulated energy services. During 1996 CESI provided services to Caterpillar Inc. under the alliance between CILCORP and Caterpillar Inc. (refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference).

The following table summarizes the relative contribution of each business group to consolidated assets, revenue and net income for the year ended December 31, 1996.

                          Assets              Revenue     Net Income
                                                           (Loss)
                                          (In thousands)
CILCO                   $1,036,169         $518,555       $41,940
QST (excluding ESE)         15,290           14,835        (3,998)
ESE                         79,202           86,497        (5,999)
Other Businesses           155,032            8,505        (4,000)
                        ----------         --------       -------
                        $1,285,693         $628,392       $27,943
                        ==========         ========       =======

CILCORP is an intrastate exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA).
Legislation dealing with the restructuring of the electric utility industry, including repeal of PUHCA, has been introduced in both Houses of Congress. The Company cannot predict whether or when any of these proposals might be enacted, or the ultimate effect on the Company.

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas utility industries. These include increased competition in wholesale markets and the prospect of competition in retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 138
Illinois communities (including Peoria, East Peoria, Pekin,
Lincoln and Morton). At December 31, 1996, CILCO had approximately 192,000 retail electric customers.

In 1996, 62% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 38% of electric revenue resulted from residential sales, 31% from commercial sales, 24% from industrial sales, 5% from sales for resale and 2% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                               1996       1995      1994
                                     (In thousands)
Residential                  $121,668  $129,722  $120,314
Commercial                    100,944    99,992    95,932
Industrial                     79,065    87,491    86,804
Sales for resale               15,206     5,132     8,182
Street lighting                 1,283     1,132     1,058
Other revenue                   4,619     2,729       795
                             --------  --------  --------
 Total electric revenue      $322,785  $326,198  $313,085
                             ========  ========  ========

CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, and two natural gas combustion turbine-generators which are used for peaking service. The 1996 system peak demand was 1,148 MW on August 6, 1996. The all-time system peak demand of 1,188 MW was set on August 17, 1995.

The system peak demand for 1997 is estimated to be 1,198 MW with a reserve margin of approximately 16.5%. The system peak demand estimate does not account for any load loss due to CILCO's retail competition pilot programs (see Competition). The reserve margin takes into account 90 MW of firm purchased power and 87 MW of interruptible industrial load and other related Demand Side Management
(DSM) programs. CILCO's planned reserve margin complies with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity and purchased capacity to provide an adequate and reliable supply of electricity to satisfy base load demand through the end of the century. To help meet anticipated increases in peak demand and maintain adequate reserve margins, CILCO has entered into three wholesale bulk power agreements to purchase capacity from CIPS since 1990. Each agreement was approved by the Illinois Commerce Commission (ICC) as part of CILCO's electric least cost energy plan filings. (see CILCO's Note 8, Item 8. Financial Statements and Supplementary Data for further discussion of the purchase agreements with CIPS).

CILCO is interconnected with CIPS, Commonwealth Edison
Company, Illinois Power Company and the Springfield City
Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

CILCO provides gas service to customers in 129 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 1996, CILCO had approximately 199,000 gas customers, including 974 industrial, commercial and residential gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the captions
"Competition" and "CILCO Gas Operations" of Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 19 and 24 of CILCORP's 1996 Annual Report to Shareholders, incorporated herein by reference.

In 1996, 38% of CILCO's total operating revenue was derived from the sale or transportation of natural gas.
Approximately 64% of gas revenue resulted from residential sales, 23% from commercial sales, 3% from industrial sales, 4% from transportation and 6% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                              1996       1995     1994
                                         (In thousands)
                                     <C  >
Residential                $125,869  $103,992  $ 99,567
Commercial                   44,695    32,792    32,563
Industrial                    5,670     3,165     4,219
Transportation of gas         8,388     8,927    10,124
Other revenue                11,148     2,670     1,812
                           --------  --------  --------
     Total gas revenue     $195,770  $151,546  $148,285
                           ========  ========  ========

CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 1996 peak day send-out of 397,519 MCF occurred on February 2, 1996. CILCO has been able to meet all of its existing customer requirements during the 1996-1997 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 1997-1998 heating season.

REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the ICC. The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. With respect to certain electric matters, CILCO is subject to regulation by the FERC. CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference.

The Illinois statute governing public utilities requires the ICC to review and adopt electric least-cost energy plans
(LCP) for public utilities. In general, CILCO's LCP consists of customer demand forecasts and the projected resources that CILCO will rely upon to meet that demand.
The planning horizon is 20 years, and the LCP is reviewed by the ICC every three years. CILCO filed its most recent electric LCP on June 30, 1995, and it was approved on May 8, 1996. The ICC may not issue a certificate of convenience and necessity for any new construction project unless the ICC has determined that the proposed construction is consistent with CILCO's most recently approved LCP, as updated. The law requires that the LCP incorporate economical cogeneration, renewable resources and DSM programs, to the fullest extent possible, as resources for meeting the future energy service needs of CILCO's customers.

CILCO's most recently filed LCP contains several existing DSM programs including interruptible and standby generation rates, residential heat pumps, commercial audits and the "In Concert With The Environment" program. The new plan also includes four new DSM programs to help meet system load growth anticipated over the planning period. These include new interruptible contracts, new standby generation contracts, air conditioning cycling and targeted thermal storage cooling programs. Three new informational programs are also proposed, including new construction efficiency, motor efficiency and commercial lighting efficiency programs. Based on a preliminary assessment, electric DSM programs are projected to reduce CILCO's peak demand by 137 MW over the twenty-year planning horizon. In 1996, the total cost of the programs, excluding interruptible rates, was approximately $306,000.

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

CILCO's tariffs provide for adjustments to its electric rates through the fuel adjustment clause (FAC) to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal are not currently included in the FAC, and are normally addressed in general ratemaking proceedings. However, by statute effective as of August 27, 1991, any Illinois utility purchasing coal under any contract that was in effect on August 27, 1991, shall, whenever the utility requests but not later than the conclusion of the utility's next general electric rate proceeding, begin recovering the transportation costs of that coal through the utility's FAC.

CILCO's tariffs also provide for adjustments to its gas rates through the purchased gas adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired, including 100% of its current base load capacity. Approximately 2.8 million tons of coal were burned during 1996. Existing coal contracts with suppliers in central Illinois are expected to supply about 70% of the 1997 requirements. Coal will be purchased on the spot market during the year to meet remaining annual fuel requirements.

During the years 1996, 1995 and 1994, the average cost per ton of coal burned, including transportation, was $31.82, $37.21 and $39.22, respectively. The cost of coal burned per million BTU's was $1.49, $1.66 and $1.71, respectively
(see Electric Fuel and Purchased Gas Adjustment Clauses).

During 1995, Illinois mid-sulfur coal was successfully test burned at E. D. Edwards Station. A two-year contract signed with the supplier at the end of 1995 will reduce Edwards Station's dependency on east Kentucky low-sulfur coal and contribute to lower station fuel cost.

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal could be extended through 2010; however, Freeman has the option of terminating the contract after 1997. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. CILCO and Freeman conducted discussions in 1996 concerning coal cost reduction strategies in 1997. Several initiatives identified in those discussions will be pursued. For a discussion of the agreement reached with Freeman regarding the accounting for postretirement benefits costs, refer to the caption "CILCO Electric Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 22 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference.

NATURAL GAS SUPPLY

During 1996, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interconnecting interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 40 gas suppliers. Reliability was enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements at prevailing market prices.

During 1996, CILCO purchased and delivered approximately
39,500,000 MCF of natural gas at a cost of approximately
$121.3 million, or an average cost of $3.07 per MCF. The average cost per MCF of natural gas purchased and delivered was $2.14 in 1995 and $2.71 in 1994 (see Electric Fuel and
Purchased Gas Adjustment Clauses).

For a discussion of other gas issues, refer to the caption
"Gas Pipeline Supplier Transition Costs" of Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations on page 22 of CILCORP's 1996
Annual Report to Shareholders which is incorporated herein by reference.

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 1997 are estimated to be $53.2 million, including pollution control expenditures of $5.8 million. Expenditures include $24.8 million for the electric business, $12.6 million for the gas business and $15.8 million for general and miscellaneous purposes. Electric expenditures include $7.0 million for additions and modifications to generating facilities and $17.8 million for transmission and distribution system additions and improvements. Gas expenditures are primarily for necessary additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 1998-2001 are $217.2 million.

CILCO expects to finance its 1997 capital expenditures with funds provided by operating activities. CILCO retired $16 million of first mortgage bonds due in February 1996. CILCO had $9.9 million of short-term commercial paper outstanding at December 31, 1996, and expects to issue short-term commercial paper throughout 1997. At December 31, 1996, CILCO had bank lines of credit aggregating $20 million, all of which were unused, except in support of commercial paper issuance. CILCO expects the support of commercial paper issuance to be the only use of these bank lines during 1997. Refer to the caption "Capital Resources and Liquidity - CILCO" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 18 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21 of CILCORP's 1996
Annual Report to Shareholders which is incorporated herein by reference.

CILCO, through agreements with the U. S. Department of Energy, has developed and implemented voluntary programs pursuant to the Climate Change Action Plan goal of limiting greenhouse gas emissions (primarily carbon dioxide) to 1990 levels by the year 2000. Commitments made by CILCO will build upon current and planned energy and environmental initiatives contained within its Business Plan and will not materially impact CILCO's financial results. Failure of voluntary programs undertaken by the utility industry could result in the imposition of mandatory greenhouse gas reduction programs which could have material impacts on the Company. Past legislative proposals have called for as much as a $30 per ton tax on carbon dioxide, which could cost CILCO approximately $166 million per year if enacted.

Many urban areas around the country face the major challenge of achieving compliance with ozone air quality standards. Ozone is formed when volatile organic compound
(VOC) emissions and/or nitrogen oxide (NOx) emissions photochemically react in the atmosphere. Strategies for reduction of ozone levels have targeted mobile, area and stationary sources (including power plants) of VOCs and NOx.

Under Title I of the Clean Air Act, states are required to develop and implement State Implementation Plans (SIP) for ozone compliance by 2007. Where boundary area emissions are contributing to the non-attainment areas, additional
VOC/NOx controls in attainment areas are being considered.
This matter is further complicated by the transport of emissions across state boundaries and regions. CILCO may be targeted for additional NOx emission reductions of up to 75% at its power plants pursuant to regional ozone compliance programs, despite the fact that CILCO's plants are in attainment areas.

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

CILCO is currently in the process of investigating potential beneficial re-use for ash (a coal combustion by-product) generated at both generating stations. Recent legislation in Illinois promotes the beneficial re-use of coal combustion by-products. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store this by-product.

SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer.
Aggregate gas and electric revenues from sales to Caterpillar were 7.5%, 8.6%, and 9.4% of CILCO's total operating revenue for 1996, 1995 and 1994, respectively.
See CILCO's Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data.

FRANCHISES

CILCO negotiates franchise agreements which authorize it to provide utility services to the communities in its service area. The franchises are for various terms, usually 25 to 50 years. Based on past experience, CILCO anticipates that as franchises expire new franchises will be granted in the normal course of business.

COMPETITION

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO is not generally in competition with other public utilities for retail electric or gas customers in these areas. However, electricity and natural gas compete with other forms of energy available to customers. For example, within the City of Springfield, CILCO's natural gas business competes with the City's municipal electric system to provide customer energy needs.

In 1996, to lead the movement toward increased customer choice, CILCO began Power Quest, which consists of two electric pilot retail competition programs and a natural gas pilot retail competition program. The programs offer greater choice to customers and provide the opportunity for CILCO and certain of its electric and natural gas customers to participate in a competitive business environment. Management believes that increased consumer choice throughout Illinois and the nation will expand CILCO's business opportunities.

During 1996, CILCO transported gas purchased by residential, commercial and industrial customers directly from producers and marketers. In 1996, approximately $8.4 million of revenue was generated from transportation services provided to 974 customers, which includes $87,000 of transportation revenue from 795 residential transportation customers as a result of the Power Quest gas residential pilot program. Transportation arrangements have made it practical for certain industrial customers to continue to use gas instead of switching to alternate fuels. The amount of gas transported in the future will depend on a number of factors including regulatory and legislative action, the relative cost of gas available for purchase directly from producers compared to the cost of gas provided by CILCO, the cost of alternate fuels, and the feasibility of customers bypassing the CILCO system. Legislation passed in Illinois exempts qualifying gas transportation customers, beginning
January 1, 1996, from paying gross receipts taxes on their purchases of natural gas supply and interstate transportation services from the local gas distribution company. This legislation allows CILCO to more effectively compete with out-of-state gas marketing companies.

Refer to the captions "Competition", "CILCO Electric Operations", and "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 19, 22 and 24 of CILCORP's 1996 Annual Report to Shareholders, incorporated herein by reference, for additional discussion of Power Quest, CILCO's introduction of a Consumer Freedom to Choose Electricity Law to be considered by the Illinois General Assembly in 1997, and a discussion of other competitive trends which may affect CILCO's electric and gas operations.

EMPLOYEES

The number of full-time and part-time employees at December 31, 1996, was 1,321, excluding employees assigned to the Holding Company, QST and Other Businesses. These numbers include 76 employees who retired January 1, 1997 (see CILCO's Early Retirement Programs). Of these, 208 power plant employees were represented by Local 8 of the International Brotherhood of Firemen and Oilers (IBF&O), and 460 gas and electric department employees were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW).

CILCO'S UNION CONTRACTS

A two-year IBEW contract and a three-year IBF&O contract were both ratified effective July 1, 1995. Both the IBEW and the IBF&O contracts provide for annual 3% salary increases during the contracts.

CILCO'S EARLY RETIREMENT PROGRAMS

As part of a continuing effort to better position itself for competition in the energy services industry, in November 1996, CILCO offered Voluntary Early Retirement Programs to eligible management and office and technical employees and employees represented by the IBEW. A total of 76 of the 210 eligible employees retired, effective January 1, 1997. The 1996 programs resulted in an after-tax charge to earnings of approximately $5.4 million. As a result of the 1996 programs, management expects to realize annual after-tax cost savings of approximately $2.6 million beginning in 1997.

In 1995, CILCO offered similar Voluntary Early Retirement Programs to selected employees. A total of 166 of the 257 eligible employees accepted the offer, resulting in an after-tax charge of approximately $7.8 million in 1995. As a result of the 1995 programs, CILCO realized approximately $3.4 million in annual after-tax cost savings in 1996.

               BUSINESS OF QST (EXCLUDING ESE)

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. QST provides total energy services -- buying, managing, and controlling energy -- for customers who are able to choose their energy supplier.
QST provides a portfolio of non-regulated, energy-related products and services. QST also provides fiber optic and advanced Internet-based communication services and products in Central Illinois.

The initial focus of QST has been to compete against energy suppliers who participate in CILCO's Power Quest pilot programs (refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference). Power Quest provides a means for certain customers to buy energy from suppliers other than CILCO.
QST will also compete against marketers to provide energy and services to customers of utilities and other energy providers which will offer, or be required to offer, similar retail competition programs, and to sell energy to customers who may already have the ability to choose their energy supplier. QST, through its subsidiary QST Energy Trading Inc., also purchases and sells energy on a wholesale basis. Its customers include marketers, utilities, and independent power producers. QST is also engaged in the development of on-site electric generating facilities.

ENERGY SUPPLY

QST Energy Inc. and its wholly-owned subsidiary, QST Energy Trading Inc., have entered into contracts and enabling agreements with public utilities, independent electricity or natural gas producers and transporters, and other marketers to purchase electricity and natural gas to serve QST's customers. Contracts typically may be re-negotiated on an annual basis. Electricity is purchased on either a term basis (which does not exceed one year) or a spot basis. The majority of QST's gas supply is currently purchased on a 30-day spot basis. QST has encountered no difficulties in obtaining energy supplies to serve its customers.

COMPETITION

QST currently competes with utilities and marketers to provide electricity to retail customers who may choose their energy supplier, primarily as a result of retail competition pilot programs offered by regulated utilities. QST also competes with other marketers and suppliers to sell natural gas to wholesale and retail customers as those markets become deregulated. Currently, the market for natural gas sales is highly competitive, particularly on the wholesale level and in some areas of the country (including Illinois) for large usage customers on the retail level. Competition in QST's electric energy business is currently a function of the design of retail competition pilot programs offered by utilities. Competition within both the electric and gas segments of QST's business is expected to increase with the deregulation of the U.S. energy industry (refer to the caption "Competition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's Annual Report to Shareholders, incorporated herein by reference).

EMPLOYEES

At December 31, 1996, there were 38 full-time employees assigned to QST.


                       BUSINESS OF ESE

ESE is an environmental consulting and engineering firm with additional capabilities in laboratory analysis and equipment manufacturing. ESE, through its subsidiaries, also acquires or invests in environmentally impaired property for remediation and resale. ESE's services are intended to address the concern over the quality of the environment, the numerous complex federal, state and local environmental regulations and enforcement efforts in support of environmental laws. As such, ESE's business is affected by the existence and enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal and clean-up of hazardous wastes (see Regulation of ESE's Clients herein). ESE provides a full-service approach to business, industrial and governmental clients, commencing with problem identification and analysis, continuing through regulatory negotiation and engineering, and concluding with the preparation and implementation of a remediation plan or final design and construction.

ESE has a wide range of clients in business, industry and government, including federal agencies, local and state governments, institutional, commercial and industrial firms and professional service firms. ESE employs environmental, chemical, geotechnical, civil, mechanical, structural and transportation engineers; geologists; hydrogeologists; chemists; biologists; toxicologists; meteorologists; industrial hygienists; architects; and surveyors. ESE has a nationwide network of offices with its corporate office in Peoria, Illinois. Presently, ESE has two major laboratories located in Gainesville, Florida and Peoria, Illinois.

Through its wholly-owned subsidiary, ESE Land Corporation,
ESE acquires or invests in land that is environmentally impaired, and remediates and then sells this property. ESE is currently evaluating the market for the sale of ESE Land
Corporation, its subsidiaries and partnership interests.

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

CUSTOMERS

ESE sells its products and services to governmental agencies and public and private companies. Approximately 43% of ESE's revenue for 1996 was generated by services performed for federal, state and local governmental agencies compared to 46% for 1995. No single customer accounted for more than 5% of ESE's gross revenues for the years ended December 31, 1996 and 1995.

In 1996, approximately 80% of ESE's revenue was generated from environmental consulting and engineering services, 15% from laboratory services, 4% from land remediation and resale and 1% from manufactured equipment sales.

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

Clean Water Act of 1972, as amended in 1987 (CWA): CWA requires every state to set water quality standards for each significant body of water within its boundaries and to ensure attainment and/or maintenance of those standards. These standards and limitations are enforced in large part under a nationwide permit program known as the National Pollutant Discharge Elimination System (NPDES). CWA's reauthorization by Congress is anticipated in 1997 or 1998.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund or CERCLA): CERCLA is the most significant federal statute addressing practices involving hazardous substances and imposing liability for cleaning up contamination in soil and groundwater. This legislation has four basic provisions: (i) creation of an information gathering and analysis program which enables federal and state governments to identify abandoned waste sites and to set priorities for investigation and response;
(ii) granting of federal authority to respond to hazardous waste emergencies and to clean up hazardous waste sites;
(iii) imposition of liability on persons responsible for disposal of hazardous substances that may be released into the environment; and (iv) creation of a federally managed trust fund to pay for the cleanup of waste sites where a "potentially responsible party" cannot be identified or where a threat to the environment requires immediate response. The EPA and State regulatory authorities are encouraging "voluntary" clean-up of contaminated sites independent of CERCLA through state administered programs. In October 1986, the Superfund Amendments and Reauthorization Act (SARA) was passed as a five-year extension of the Superfund program. Title III of SARA, also known as the Emergency Planning and Community Right-to-Know Act of 1986, established a reporting and notification system for companies dealing with hazardous chemicals. The Superfund program was reauthorized in 1990 and was extended without change until September 30, 1994. CERCLA's reauthorization is anticipated in 1997 or 1998.

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

Resource Conservation and Recovery Act of 1976 (RCRA):
While Superfund seeks to remedy the damage caused by inactive or abandoned waste sites, RCRA imposes comprehensive regulation of the management of hazardous waste at active facilities. RCRA and the regulations thereunder establish a comprehensive "cradle to grave" regulatory program applicable to hazardous waste and impose requirements for performance testing and recordkeeping for any person generating, transporting, treating, storing, or disposing of more than the specified minimum levels of hazardous waste. In November 1984, RCRA was amended by the Hazardous and Solid Waste Amendments, which extend RCRA to most industrial and commercial activities in the nation. In addition, RCRA requires that underground storage tanks be identified and inspected, and those found to be leaking must be cleaned up. RCRA's reauthorization by Congress has been postponed through 1997. Legislative actions continue to evolve through regulatory changes such as risk-based corrective actions.

Safe Drinking Water Act, as amended in 1986 and 1996 (SDWA):
The SDWA affects numerous public water supplies. Under this Act, the EPA established and amended primary drinking water standards applicable to public water supplies.

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

REGULATION OF ESE

The environmental statutes and regulations described above primarily affect ESE's clients, and thus have a significant impact on the volume of ESE's business activity and specific types of services that ESE provides to its clients. These environmental statutes and regulations also govern the manner in which ESE performs services for its clients and also effect the market and business operations of ESE Land Corporation. ESE must comply with specific worker protection requirements and other health and safety standards. These standards include taking steps to limit exposure to asbestos and chemical substances in the workplace. ESE also must comply with regulations pertaining to the disposal of certain hazardous chemicals and substances pursuant to guidelines established under federal and state law. Among those substances are chemicals used in ESE's laboratory processes as well as materials removed from the properties and facilities of its clients. Disposal costs for these materials, and legal compliance costs generally for ESE, have risen steadily in recent years and are expected to continue to increase.

Management believes that the degree of enforcement of environmental regulations at the federal, state and local level will continue to affect the levels of business of ESE and its clients.

COMPETITION

The market for ESE's consulting services is highly competitive, and ESE is subject to competition with respect to all of the services it provides. ESE competes primarily on the basis of quality of service, expertise, and price.
ESE's competitors range from small local firms to major national companies. No single entity currently dominates the environmental consulting and engineering services marketplace.

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

ESE carries professional liability insurance which covers design errors and omissions resulting from its typical operations. This policy is extended to include pollution liability losses. The current policy, effective April 1, 1996, has a limit of $8 million per claim ($10 million in aggregate for the three year policy term), with the first $3 million of coverage provided by ESE's wholly-owned captive insurance subsidiary, National Professional Casualty Co. (Captive) and the next $5 million of coverage provided by a non-affiliated company. Captive is capitalized by the combination of an ESE bank letter of credit and cash. Captive does not transfer risk and is not reinsured; CILCORP does not provide credit support to Captive. The policies cover activities in which ESE is typically involved. Accordingly, in the event of a serious spill or loss resulting from a design error or omission, ESE faces potential liability for the self-insured retention portion of a claim, as well as any amounts in excess of $8 million. ESE's professional and pollution liability insurance coverage has a standard term of one year. ESE expects to renew these policies annually in the normal course of business. The professional and pollution liability insurance policies include standard industry exclusions for: dishonesty, discrimination, warranties and guarantees, punitive damages, intentional non-compliance with government regulations or statutes, nuclear energy, war and bodily injury from the specification, installation, transportation, storage or disposal of asbestos.

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

ESE believes it operates in a safe manner and, as described above, purchases insurance to protect against loss and maintain competitiveness in the marketplace; however, its entire potential liability may not be covered by insurance. Also, the total cost of a potential claim could exceed ESE's policy limits.

EMPLOYEES

At December 31, 1996, ESE employed 734 full-time, part-time and on-call employees, many of whom have advanced degrees in a variety of technical disciplines. ESE believes its relations with its employees are good. No ESE employees are represented by a labor union.

                      OTHER BUSINESSES

CIM

The investment portfolio of CIM at December 31, 1996, and December 31, 1995, is shown in the following table:

Type of Investment
At December 31                         1996        1995
                                         (In thousands)
Investment in leveraged leases      $133,030        $127,140
Cash and temporary cash
   investments                            53             124
Investment in Energy Investors Fund      129           1,591
Investment in affordable
   housing funds                      17,172           1,500
Other                                     35              67
                                    --------        --------
   Total                            $150,419        $130,422
                                    ========        ========

At December 31, 1996, CIM held equity investments in seven leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc.
and CIM Leasing Inc. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessee.

CIM, through its wholly-owned subsidiary CIM Energy
Investments Inc., has a net investment of $129,000 in the Energy Investors Fund, L.P.(Fund), representing a 3.1%
interest in the Fund at December 31, 1996. CIM's 1996 operating results include a $1.3 million pre-tax loss resulting from the write-down of this investment. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

CIM is a limited partner in seven affordable housing portfolios. The ownership interests in these partnerships range from 3% to 10% at December 31, 1996. The equity method of accounting is used for these investments.

CVI

CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $330,000. CESI's primary business is the sale of carbon monoxide detectors to utilities for resale to their customers and the sale of outdoor lighting services to commercial businesses. In addition, during 1996 costs related to providing additional value-added services to Caterpillar in connection with CILCO's Power Quest programs were reflected in CESI's operating results (refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1996 Annual Report to Shareholders which is incorporated herein by reference).

EMPLOYEES

At December 31, 1996, there were 28 full-time employees assigned to CILCORP, CVI and CIM.

Item 2. Properties

                            CILCO

CILCO owns and operates two steam-electric generating plants, a cogeneration plant and two combustion turbine-generators. These facilities had an available summer capability of 1,152 MW in 1996. The two combustion turbine generators have a summer rating of 30 MW (15 MW each) and are used during peak periods. They typically operate less than 100 hours per year. The cogeneration plant, which became operational during 1995, produces steam for MWG and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 16 MW.

The major generating facilities of CILCO (representing 96.0% of CILCO's available summer generating capability projected for 1997), all of which are fueled with coal, are as follows:

                                                Available
                                                 Summer
                                               Capability
                                                  (MW)
Station & Unit              Installed          Actual 1996
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

The electric distribution system includes approximately 6,214 miles of overhead pole and tower lines and 2,008 miles of underground distribution cables. The distribution system also includes 105 substations with an installed capacity of 2,007,860 kilovolt-amperes.

The gas system includes approximately 3,540 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately
4.5 BCF. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 BCF.

                             ESE

ESE owns approximately 53 acres of land in Gainesville, Florida, containing 118,000 square feet of offices, laboratory and other space. In Peoria, Illinois, ESE owns approximately 27,000 square feet of offices, laboratory and other space and leases approximately 21,000 square feet of additional space for offices. ESE and its subsidiaries lease additional facilities for offices, laboratories and warehouse space in 30 cities throughout the United States.
ESE believes its facilities are suitable and adequate for its current businesses and does not expect to make any material acquisitions of real property in the near future, other than the purchases of land for remediation and resale through its subsidiaries. Refer to the caption "Capital
Resources and Liquidity - ESE" of Item 7.  Management's
Discussion and Analysis of Financial Condition and Results of Operation on page 18 of CILCORP's 1996 Annual Report to shareholders which is incorporated herein by reference.

Item 3.  Legal Proceedings

Reference is made to the captions "Environmental Matters" and "Gas Pipeline Supplier Transition Costs" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of CILCORP's 1996 Annual Report to Shareholders incorporated herein by reference, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities. Reference is also made to Note 9 - Rate Matters, included herein. Pursuant to CILCO's By-Laws, CILCO has advanced legal and other expenses actually and reasonably incurred by employees, and former employees, in connection with the investigation of CILCO's Springfield gas operations described in Note 9 - Rate Matters.

In July 1996, a United States District Court judge entered an order summarily dismissing a lawsuit filed against CILCO seeking damages related to alleged coal tar contamination from a gas manufacturing plant which was owned but never operated by CILCO. This decision which was on the grounds that the applicable statute of limitations had expired has been appealed. For a further discussion of gas manufacturing plant sites refer to the caption
"Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21 of CILCORP's 1996 Annual Report to
Shareholders which is incorporated herein by reference.
Management cannot currently determine the outcome of this litigation, but does not believe it will have a material adverse impact on CILCO's financial position or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                           CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                            CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                Executive Officers of CILCORP

                 Age at    Positions Held During       Initial
    Name         3/31/97    Past Five Years          Effective Date(1)
R. O. Viets       53   President and Chief
                         Executive Officer       February 1, 1988

W. M. Shay (2)    44   Executive Vice President  November 4, 1996

J. G. Sahn        50   Vice President, General   March 1, 1994
                         Counsel and Secretary
                       Vice President
                         and General Counsel     February 1, 1989

A.R. St.Clair (3) 40   Vice  President and
                         Chief Personnel Officer June 1, 1996

M. D. Austin      38   Treasurer and
                         Assistant Secretary     April 25, 1995
                       Director - Corporate
                         Investments             April 1, 1990

T.D. Hutchinson(4)42   Controller                January 20, 1997

 Notes:
(1) The term of each executive officer extends to the organization meeting of CILCORP's Board of Directors following the next annual election of Directors.

(2) W. M. Shay served as President and Chief Operating
    Officer of QST Enterprises Inc. from January 29, 1996 to November 4, 1996. Previously, he was Group
    President of CILCO from April 1, 1995 to January 29,
    1996 and Vice President of CILCO from January 1, 1993 to April 4, 1995. He was Vice President of CILCORP from August 15, 1988 to January 1, 1993.

(3) A. R. St. Clair resigned as Vice President and Chief
    Personnel Officer, effective March 31, 1997.

(4) T. D. Hutchinson served as Controller from February 1,
    1988, until April 1, 1995, when he became CILCO
    Director - Competitive Strategy. Mr. Hutchinson later served as Director of Planning and Administration for QST Enterprises Inc. J. L. Barnett served as
    Controller from April 1, 1995 to January 20, 1997.

                 Executive Officers of CILCO

                         Age as of  Positions Held During    Initial
  Name                     3/31/97    Past Five Years(1)   Effective Date(2)
R. O. Viets (3)              53     Chairman of the
                                     Board and Chief
                                     Executive Officer        April 1, 1995

J. F. Vergon (4)             49     President and Chief
                                     Operating Officer        January 29, 1996
                                    Group President,
                                     Gas Operations           April 1, 1995
                                    Vice President            October 1, 1986

M. J. Bowling (5)            50     Vice President            April 1, 1995

S. A. Cisel (5)              43     Vice President            April 1, 1995

T. S. Romanowski (5)         47     Vice President            October 1, 1986

T. K. Severson (5)           50     Vice President            August 12, 1996

W. R. Dodds                  42     Treasurer and Manager
                                     of Treasury Department   October 1, 1990

T. D. Hutchinson (6)         42     Controller and Manager of
                                     Accounting               January 1, 1997

J. G. Sahn (7)               50     Secretary                 March 1, 1993

Notes:
(1) The officers listed have been employed by CILCO in executive or management positions for the past five years except for Mr. Viets, Mr. Hutchinson, Mr. Sahn and
    Mr. Severson.

(2) The term of each executive officer extends to the organization meeting of CILCO's Board of Directors following the next annual election of Directors.

(3) Mr. Viets previously served as Chairman of the Board from February 1, 1988 to April 23, 1991. He also serves as President and Chief Executive Officer of CILCO's parent, CILCORP Inc., a position he has held since February 1, 1988.

(4) J. F. Vergon became Group President of Gas Operations on
    April 1, 1995 and was elected President and Chief
    Operating Officer of CILCO on January 29, 1996. He also serves as Chairman of the Board of CILCORP Investment
    Management Inc.

(5) M. J. Bowling, S. A. Cisel, T. S. Romanowski and T. K. Severson head Distribution; Rates, Regulation and Legislation; Finance; and Human Resources, respectively.
    T. S. Romanowski also serves as CILCO's Chief Financial Officer. R. J. Sprowls, a former Vice President, resigned January 29, 1996 to become Assistant to the President and Chief Executive Officer of CILCORP. Effective August 19, 1996, Mr. Sprowls is Vice President of QST Enterprises Inc., a subsidiary of CILCORP. S. R. Corwell, also a former Vice President, resigned September 1, 1996 to become Vice President of QST Energy Inc., a subsidiary of QST Enterprises Inc.

(6) R. L. Beetschen retired from CILCO January 1, 1997. He was replaced by T. D. Hutchinson as Controller and Manager of Accounting. Mr. Hutchinson is also
    Controller of CILCORP, effective January 20, 1997, having previously served as CILCORP Controller from February 1, 1988 to April 1, 1995. He served as CILCO
    Director-Competitive Strategy from May 1, 1995 to
    December 31, 1995 and as Director of Planning and
    Administration of QST Enterprises Inc. from January 1,
    1996 to January 1, 1997.

(7) Mr. Sahn also serves as Vice President and General
    Counsel of CILCORP Inc., a position he has held since
    February 1, 1989.   He was elected to the additional
    positions of Secretary and Assistant Treasurer of CILCORP effective March 1, 1994.

                          PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters

                          CILCORP

The Company's common stock is listed on the New York and Chicago Stock Exchanges (ticker symbol CER). At December 31, 1996, there were 12,770 holders of record of the Company's common stock. The following table sets forth, for the periods indicated, the dividends per share of common stock and the high and low prices of the common stock as reported in New York Stock Exchange Composite Transactions.

                                         Quarter
 1995                  First       Second       Third    Fourth
Price Range
High                  $37          $37 7/8      $38      $44 3/4
Low                   $31 7/8      $35 3/8      $34      $37 1/2

Dividends Paid        $  .615      $  .615      $  .615  $  .615

1996
Price Range
High                  $45 1/8      $44 1/8      $43 1/2  $39 5/8
Low                   $40 1/2      $40 7/8      $39 1/2  $35 1/2

Dividends Paid        $  .615      $  .615      $  .615  $  .615

The number of common shareholders of record as of March 11, 1997, was 12,522.

                           CILCO

CILCO's common stock is not traded on any market. As of March 11, 1997, 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid is described in Note 5 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary
Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Years Ended December 31

                        1996        1995        1994        1993     1992
                               (In thousands except per share amounts)
Revenue                $ 628,392   $614,740    $605,139     $584,511   $581,225

Net income
available for common
  stockholders            27,943     38,582      32,586       33,583     32,097
Earnings per share          2.07       2.93        2.50         2.60       2.48
Total assets           1,285,693  1,279,303   1,238,384    1,198,440  1,184,916
Long-term debt           320,666    344,113     326,695      325,711    307,628
Dividends declared
  per common share          2.46       2.46        2.46         2.46       2.46

Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31
                          1996        1995     1994        1993      1992
                                         (In thousands)
Revenue                $518,555    $477,744  $461,370    $453,878  $433,739

Net income
available  for
common stockholders      41,940      39,099    29,507      33,635    31,195
Total assets          1,036,169   1,063,223 1,019,109     988,325   965,691
Long-term debt          278,439     298,397   278,359     278,321   257,361
Ratio of earnings
to fixed charges            3.4         3.3       3.0         3.2       3.1

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 16 through 27 of CILCORP's 1996 Annual
Report to Shareholders is incorporated herein by reference.

Item 8.:  Financial Statements and Supplementary Data

The financial statements on pages 29 through 44 and Management's Report to the Stockholders of CILCORP Inc. on page 28 of CILCORP's 1996 Annual Report to Shareholders are incorporated herein by reference.

Index to Financial Statements:
                           CILCORP

                                                  Page

Report of Independent Public Accountants on
  Schedules                                        35

                                 CILCO
Management's Report                                36
Report of Independent Public Accountants           37
Consolidated Statements of Income                  38
Consolidated Balance Sheets                      39-40
Consolidated Statements of Cash Flows            41-42
Statements of Segments of Business               43-44
Consolidated Statements of Retained Earnings       45
Notes to Consolidated Financial Statements       46-60

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To CILCORP Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CILCORP Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                    ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1997

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




                                    J. F. Vergon
                                    President and Chief
                                      Operating Officer




                                    T. S. Romanowski
                                    Vice President and Chief
                                      Financial Officer




                                    T. D. Hutchinson
                                    Controller and Manager
                                      of Accounting

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central Illinois Light Company:

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



                                     ARTHUR ANDERSEN LLP
Chicago, Illinois
January 27, 1997

               Central Illinois Light Company
              Consolidated Statements of Income
For the Years Ended December 31                     1996        1995      1994
                                                           (In thousands)
Operating Revenues:
Electric                                           $322,785  $326,198  $313,085
Gas                                                 195,770   151,546   148,285
                                                   --------  --------  --------
     Total Operating Revenues                       518,555   477,744   461,370
                                                   --------  --------  --------
Operating Expenses:
Cost of Fuel                                         90,715    94,235    97,184
Cost of Gas                                         108,286    68,948    78,696
Purchased Power                                      10,907    12,353     9,433
Other Operation Expenses                             94,273    94,519    81,143
Maintenance                                          25,061    31,037    28,174
Depreciation and Amortization                        59,664    56,765    54,349
Income Taxes                                         26,548    23,267    21,489
State and Local Taxes on Revenue                     22,004    20,867    20,450
Other Taxes                                          11,419    12,205    11,945
                                                    -------   -------   -------
     Total Operating Expenses                       448,877   414,196   402,863
                                                    -------   -------   -------
Operating Income                                     69,678    63,548    58,507
                                                    -------   -------   -------
Other Income and Deductions:
Cost of Equity Funds Capitalized                         36        97       530
CILCO-owned Life Insurance, Net                        (678)     (623)     (667)
Disallowed Plant Cost                                   --        --     (7,523)
Income Tax Reduction for Disallowed Plant Cost          --        --      2,982
Other, Net                                              200     2,581    (1,051)
                                                    -------   -------   -------
     Total Other Income and (Deductions)               (442)    2,055    (5,729)
                                                    -------   -------   -------
Income Before Interest Expenses                      69,236    65,603    52,778
                                                    -------   -------   -------
Interest Expenses:
Interest on Long-term Debt                           21,012    20,242    19,221
Cost of Borrowed Funds Capitalized                      (54)     (417)     (510)
Other                                                 3,150     3,380     1,580
                                                    -------   -------   -------
     Total Interest Expenses                         24,108    23,205    20,291
                                                    -------   -------   -------
Net Income                                           45,128    42,398    32,487
                                                    -------   -------   -------
Dividends on Preferred Stock                          3,188     3,299     2,980
                                                    -------   -------   -------
Net Income Available for Common Stock             $  41,940  $ 39,099  $ 29,507
                                                    =======   =======   =======

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

               Central Illinois Light Company
                 Consolidated Balance Sheets
                           Assets
As of December 31                                    1996            1995
                                                    (In thousands)
Utility Plant, At Original Cost:
  Electric                                        $1,186,110      $1,142,945
  Gas                                                393,246         379,985
                                                   ---------       ---------
                                                   1,579,356       1,522,930
  Less - Accumulated Provision for Depreciation      724,398         682,574
                                                   ---------       ---------
                                                     854,958         840,356
Construction Work in Progress                         15,092          44,749
Plant Acquisition Adjustments, Net of
  Amortization                                         1,930           2,642
                                                   ---------       ---------
    Total Utility Plant                              871,980         887,747
                                                   ---------       ---------
Other Property and Investments:
Cash Surrender Value of Company-owned
Life Insurance (Net of Related Policy
Loans of $37,948 in 1996 and $33,211 in 1995)          2,128           1,924
Other                                                  1,553           1,623
                                                   ---------       ---------
    Total Other Property and Investments               3,681           3,547
                                                   ---------       ---------
Current Assets:
Cash and Temporary Cash Investments                    1,662          16,556
Receivables, Less Reserves of $1,000 and $650         43,604          42,312
Accrued Unbilled Revenue                              30,879          28,891
Fuel, at Average Cost                                  7,643          11,596
Materials and Supplies, at Average Cost               15,126          16,541
Gas in Underground Storage, at Average Cost           24,222          13,592
Prepaid Taxes                                          1,183           7,978
Other                                                  9,668          10,300
                                                   ---------       ---------
    Total Current Assets                             133,987         147,766
                                                   ---------       ---------
Deferred Debits:
Unamortized Loss on Reacquired Debt                    5,572           6,029
Unamortized Debt Expense                               2,198           2,374
Prepaid Pension Cost                                     496             536
Other                                                 18,255          15,224
                                                   ---------       ---------
    Total Deferred Debits                             26,521          24,163
                                                   ---------       ---------
Total Assets                                      $1,036,169      $1,063,223
                                                  ==========      ==========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these balance sheets.

               Central Illinois Light Company
                 Consolidated Balance Sheets
               Capitalization and Liabilities
As of December 31                                  1996               1995
                                                       (In thousands)
Capitalization:
Common Shareholder's Equity:
  Common Stock, No Par Value; Authorized
  20,000,000 Shares; Outstanding
  13,563,871 Shares                              $  185,661        $  185,661
  Retained Earnings                                 136,629           140,814
                                                  ---------         ---------
     Total Common Shareholder's Equity              322,290           326,475
Preferred Stock Without Mandatory Redemption         44,120            44,120
Preferred Stock With Mandatory Redemption            22,000            22,000
Long-term Debt                                      278,439           298,397
                                                  ---------         ---------
     Total Capitalization                           666,849           690,992
                                                  ---------         ---------
Current Liabilities:
Current Maturities of Long-Term Debt                 20,000            16,000
Notes Payable                                         9,900            24,600
Accounts Payable                                     46,126            40,483
Accrued Taxes                                         7,013             5,917
Accrued Interest                                      9,761             8,508
PGA Over-Recoveries                                     601             1,987
Level Payment Plan                                    2,737             1,870
Other                                                 5,831             6,418
                                                  ---------         ---------
     Total Current Liabilities                      101,969           105,783
                                                  ---------         ---------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes                   135,251           144,378
Regulatory Liability                                 68,565            62,714
Investment Tax Credits                               22,801            24,485
Capital Lease Obligation                              2,621             3,025
Other                                                38,113            31,846
                                                  ---------         ---------
     Total Deferred Liabilities and Credits         267,351           266,448
                                                  ---------         ---------
Total Capitalization and Liabilities             $1,036,169        $1,063,223
                                                 ==========        ==========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these balance sheets.

               Central Illinois Light Company
            Consolidated Statements of Cash Flows
For the Years Ended December 31                     1996       1995       1994
                                                           (In thousands)
Cash Flows from Operating Activities:
Net Income Before Preferred Dividends             $ 45,128   $ 42,398  $ 32,487
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Disallowed Plant Costs                               --        --       7,522
  Income Tax Reduction for Disallowed
    Plant Costs                                        --        --      (2,982)
  Depreciation and Amortization                     60,376     57,478    55,062
  Deferred Taxes, Investment Tax Credits
    and Regulatory Liability, Net                   (4,960)    (6,454)   (2,006)
  (Increase) Decrease in Accounts Receivable        (1,292)   (11,769)    3,654
  (Increase) Decrease in Fuel, Materials and
    Supplies, and Gas in Underground Storage        (5,262)     7,251       565
  (Increase) Decrease in Unbilled Revenue           (1,988)    (6,551)    2,771
  Increase (Decrease) in Accounts Payable            5,643     (7,053)    6,565
  Increase (Decrease) in Accrued Taxes
    and Interest                                     2,349       (439)      867
  Capital Lease Payments                               645        590       478
  (Increase)Decrease in Other Current Assets         7,427     (8,958)      193
  Increase(Decrease) in Other Current
    Liabilities                                     (1,106)    (2,831)    1,192
  (Increase)Decrease in Other Non-Current
    Assets                                            (273)    13,792    (1,631)
  Increase in Other Non-Current Liabilities          5,129      3,424     2,319
                                                   --------   -------    -------
    Net Cash Provided by Operating Activities      111,816     80,878   107,056
                                                   --------   -------   -------
Cash Flows from Investing Activities:
  Capital Expenditures                             (43,525)   (69,412)  (90,873)
  Cost of Equity Funds Capitalized                     (36)       (97)     (530)
  Other                                             (2,495)    (8,462)   (7,308)
                                                   --------    -------  --------
    Net Cash Used in Investing Activities          (46,056)   (77,971)  (98,711)
                                                   --------    -------  --------
Cash Flows from Financing Activities:
  Common Dividends Paid                            (46,121)   (20,056)  (16,027)
  Preferred Dividends Paid                          (3,188)    (3,299)   (2,980)
  Long-Term Debt Issued                                --      35,765       175
  Long-Term Debt Retired                           (16,000)       --        --
  Payments on Capital Lease Obligation                (645)      (590)     (478)
  Increase (Decrease) in Short-Term Borrowings     (14,700)     1,200    11,000
                                                   --------    -------   -------
    Net Cash Provided from (Used in)
      Financing Activities                         (80,654)    13,020    (8,310)
                                                   --------   --------   -------
Net Increase(Decrease) in Cash and
Temporary Cash Investments                         (14,894)    15,927        35
Cash and Temporary Cash Investments at
Beginning  of Year                                  16,556        629       594
                                                   --------    -------   --------
Cash and Temporary Cash Investments at
  December 31                                     $  1,662   $ 16,556    $  629
                                                  =========  ========    ========
Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Period for:
  Interest (Net of Cost of Borrowed Funds
      Capitalized)                                $ 23,475  $ 22,145     $20,809

  Income Taxes                                      22,079    35,954      24,155

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

               Central Illinois Light Company
             Statements of Segments of Business
Operating Information
For the Years Ended December 31     1996          1995          1994
                                            (In thousands)
Utility Segment:
Electric Operations
Revenue                            $322,785      $326,198      $313,085
Expenses                            270,672       277,429       263,462
                                   --------      --------      --------
Operating Income                     52,113        48,769        49,623
Income Taxes                         19,576        17,975        19,925
                                   --------      --------      --------
Operating Income Before
  Income Taxes                     $ 71,689      $ 66,744      $ 69,548
                                   ========      ========      ========
Depreciation and
  Amortization                     $ 42,530      $ 40,665      $ 39,130
Capital Expenditures               $ 28,032      $ 45,466      $ 66,537

Gas Operations
Revenue                            $195,770      $151,546      $148,285
Expenses                            178,205       136,767       139,401
                                   --------      --------      --------
Operating Income                     17,565        14,779         8,884
Income Taxes                          6,972         5,292         1,564
                                   --------      --------      --------
Operating Income Before
 Income Taxes                      $ 24,537      $ 20,071      $ 10,448
                                   ========      ========      ========
Depreciation and
 Amortization                      $ 17,134      $ 16,100      $ 15,219
Capital Expenditures               $ 15,529      $ 24,043      $ 24,867

Major Customer for the Years Ended December 31
                             1996             1995              1994
Caterpillar Inc.
Electric Revenue      $37,724   11.7%    $40,109   12.3%    $41,422   13.2%
Gas Revenue             1,053     .5%      1,022     .7%      1,719    1.2%
                       ------   -----     ------   ----     -------   ----
     Total            $38,777    7.5%    $41,131    8.6%    $43,141    9.4%
                      =======   =====    =======   =====    =======    ====

Utility Identifiable Assets as of December 31
                                     1996          1995          1994
Electric                        $  721,468     $  735,463      $  718,431
Gas                                292,925        273,428         260,070
Other Utility Assets*               21,776         54,332          40,608
                                ----------     ----------      ----------
     Total Utility Assets       $1,036,169     $1,063,223      $1,019,109
                                ==========     ==========      ==========

*Other investments, miscellaneous accounts receivable, prepaid assets, deferred pension costs and unamortized debt, discount and expense.

The accompanying Notes to Financial Statements are an integral part of these statements.

               Central Illinois Light Company
        Consolidated Statements of Retained Earnings

For the Years Ended December 31            1996          1995          1994
                                                     (In thousands)
Balance Beginning of Year                 $140,814     $122,125       $108,645
Add
Net Income                                  45,128       42,398         32,487
                                          --------     --------       --------
        Total                             $185,942     $164,523       $141,132
                                          --------     --------       --------
Deduct
Cash Dividends Declared
  Preferred Stock
    $100 Par Value
      4 1/2% Series                            501          501            501
      4.64% Series                             371          371            371
      5.85% Series                           1,287        1,287          1,287
    Auction Rate Series (rate at
     December 31, 1996 was 3.936%)           1,029        1,140            821
  Common Stock, No Par Value                46,121       20,056         16,027
                                          --------      -------         -------
        Total Dividends Declared            49,309       23,355         19,007
                                          --------      -------         -------
  Additional Minimum Liability for
    Non-Qualified Pension Plan at
    December 31, 1996 and 1995, net of
    $3 and $233 taxes, respectively              4          354            --
                                           -------      -------         -------
                                            49,313       23,709         19,007
                                           -------      -------         -------
Balance End of Year                       $136,629     $140,814       $122,125
                                          ========     ========       ========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

               CENTRAL ILLINOIS LIGHT COMPANY
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.
CILCO is a subsidiary of CILCORP Inc. Prior year amounts have been reclassified on a basis consistent with the 1996 presentation.

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

As a regulated public utility, CILCO is subject to the provisions of Statement of Financial Accounting Standards
No. 71, "Accounting for the Effects of Certain Types of
Regulation" (SFAS71). Regulatory increases and decreases, respectively, of assets and liabilities represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies. Regulatory liabilities, consisting of deferred tax items, are approximately $68.6 million and $62.7 million at December 31, 1996 and 1995, respectively
(see Note 2). At December 31, 1996, and 1995, the regulatory assets included on the Consolidated Balance
Sheets were as follows:

                                            1996       1995
                                            (In thousands)
Included in prepayments and other:
    Fuel and gas cost adjustments           $ 9,658    $ 5,444
    Coal tar remediation cost -
      estimated current                       1,071      1,500
    Gas transition costs                      1,022      2,268
                                            -------    -------
          Current costs included in
            prepayments and other            11,751      9,212
                                            -------    -------
Included in other assets:
    Coal tar remediation cost, net of
      recoveries                              2,839      4,222
    Regulatory tax asset                      4,777      3,232
    Gas transition costs                        --       1,656
    Deferred gas costs                        4,330      3,207
    Unamortized loss on reacquired debt       5,572      6,029
                                            -------    -------
      Future costs included in other assets  17,518     18,346
                                            -------    -------
              Total regulatory assets       $29,269    $27,558
                                            =======    =======

If a portion of CILCO's operations becomes no longer subject to the provisions of SFAS 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery continues through rates established and collected for CILCO's remaining regulated operations. In addition, CILCO would be required to determine any impairment to the costs recorded for deregulated plant and inventory assets.

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

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 1996, CILCO had net receivables of $43.6 million, of which approximately $9.2 million was due from its major industrial customers.

TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain
corporate expenses such as legal, shareholder and
accounting fees on behalf of CILCORP and its other
subsidiaries.  These expenses are billed monthly to
CILCORP and its other subsidiaries based on specific
identification of costs except for shareholder-related
costs which are based on the relative equity percentages
of CILCORP and its subsidiary corporations.  A return on
CILCO assets used by CILCORP and its other subsidiaries is
also calculated and billed monthly.   Total billings to
CILCORP and its other subsidiaries amounted to $5.4 million, $1.7 million and $2.4 million in 1996, 1995 and 1994, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant.
The amount of the allowance varies depending on the rate used and the size and length of the construction program.
The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1996, 1995 and 1994 were 7.8%, 6.7% and 8.0%, respectively.

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

CILCO-OWNED LIFE INSURANCE POLICIES

The following amounts related to CILCO-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                            1996           1995
                                               (In thousands)
Cash surrender value of contracts            $ 40,076     $ 35,135
Borrowings against contracts                  (37,948)     (33,211)
                                             ---------    ---------
  Net investment                             $  2,128     $  1,924
                                             =========    =========

Interest expense related to borrowings against CILCO-owned life insurance, included in CILCO-owned Life Insurance, Net on the Consolidated Statements of Income, was $2.7 million, $2.3 million and $2 million for 1996, 1995 and 1994, respectively.

NOTE 2 - INCOME TAXES

CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements.
CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction and other items for which deferred taxes had not previously been provided.
The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 1996, December 31, 1995 and December 31, 1994, were as follows:

December 31                             1996          1995        1994
                                                (In thousands)
Deferred tax assets:
   Regulatory tax liabilities         $ 68,565       $ 62,714    $ 61,742
   Other                                14,967         13,086      11,560
                                      --------       --------     --------
Total deferred tax assets               83,532         75,800      73,302
                                      --------       --------     --------

Deferred tax liabilities:
   Property, including allowance
      for funds used during
      construction                     211,517        213,187      212,308
   Regulatory tax assets                 4,777          3,232        1,745
   Other                                 2,489          3,759       11,105
                                      --------       --------     --------
Total deferred tax liabilities         218,783        220,178      225,158
                                      --------       --------      --------
Net accumulated deferred
   income tax liability               $135,251       $144,378     $151,856
                                      ========       ========     ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

December 31                             1996          1995
                                           (In thousands)
Net change in deferred
  income tax liability                $ (9,127)      $ (7,478)
Change in tax effects of
  income tax related regulatory
  assets and liabilities                 4,306           (515)
Equity adjustment related to
  early retirement programs                  3            233
                                       --------      --------
Deferred income tax benefit
  for this period                     $ (4,818)      $ (7,760)
                                      =========      =========

Income tax expenses were as follows:

Years Ended December 31             1996          1995          1994
                                            (In thousands)
Current income taxes
Federal                           $27,260         $26,712      $18,912
State                               5,504           5,780        4,165
                                  -------         -------      -------
  Total operating current
    taxes                          32,764          32,492       23,077
                                  -------         -------      -------
Deferred operating
income  taxes, net
Depreciation and
  amortization                     (3,937)         (3,642)      (1,905)
Repair allowance                     (197)          1,917          648
Borrowed component of AFUDC           136             396         (249)
Capitalized overhead costs           (750)           (893)        (794)
Removal costs                       4,832           2,130        2,176
Gas take-or-pay settlements          (706)           (751)      (1,244)
Gas storage field                     405             861          408
Taxable salvage                       351             654        1,229
Environmental remediation
  costs                              (642)            642          253
Pension expense                    (1,726)         (6,673)        (145)
Other                              (2,298)         (2,173)        (273)
                                   -------         -------      -------
   Total operating deferred
     income taxes, net             (4,532)         (7,532)         104
                                   -------         -------      -------
Investment tax credit
  amortization                     (1,684)         (1,693)      (1,693)
                                   -------         -------      -------
   Total operating
      income taxes                 26,548          23,267       21,488
                                  --------         -------      -------

Income tax reduction
for disallowed plant costs            156             168       (2,982)
Other net                          (2,622)           (902)      (1,339)
                                  --------         -------      -------
   Total income taxes             $24,082         $22,533      $17,167
                                  =======         =======      =======

Total deferred income taxes, net, includes deferred state income taxes of $(113,000), $533,000 and $752,000 for
1996, 1995 and 1994, respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate.

                                           1996        1995     1994
Statutory federal income tax rate         35.0%       35.0%     35.0%
                                          =====       =====     =====
Equity component of AFUDC not
  subject to taxation                      --          (.1)      (.4)
Depreciation differences for which
  deferred taxes have not been provided   (2.2)       (2.0)     (1.4)
Amortization of investment tax credit     (2.6)       (2.7)     (3.6)
CILCO-owned life insurance                (1.1)       (1.0)     (1.0)
State income taxes                         5.0         5.8       6.0
Civil fine                                 --           --        .7
Preferred dividends and other
permanent differences                      2.0         2.0       2.4
Other differences                           .5         (.4)      (.9)
                                         -----       -----      ----
   Total                                   1.6         1.6       1.8
                                         -----       -----      ----
Effective income tax rate                 36.6%       36.6%     36.8%
                                         -----       -----      ----

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.4 million and $.9 million at December 31, 1996 and 1995, respectively, for benefits other than pensions or health care provided to former or inactive employees.

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

Pension costs for the past three years were charged as follows:

                                          1996         1995       1994
                                                  (In thousands)
Operating expenses                       $ 9,700      $15,528    $2,637
Utility plant and other                      922          994     1,017
                                         -------       ------     ------
  Net pension costs                      $10,622      $16,522    $3,654
                                         =======      =======    =======

Provisions for pension expense reflect the use of the projected unit credit actuarial cost method. At December
31, 1996 and 1995, CILCO recognized an additional minimum liability on the Balance Sheets for the plan in which the accumulated benefit obligation exceeds the fair value of plan assets.

The components of net periodic pension costs follow:

                                                    1996             1995
                                                        (In thousands)

Cost of pension benefits earned by employees     $  4,998        $  4,654
Interest cost on projected benefit obligation      16,666          15,188
Actual return on plan assets                      (34,173)        (50,816)
Net amortization and deferral                      15,213          34,437
Special termination benefits                        7,918          13,059
                                                 --------        --------
Net pension costs                                $ 10,622        $ 16,522
                                                 ========        ========

During 1996 and 1995, CILCO recognized $7.9 million and
$13.1 million, respectively, of net pension costs in accordance with Statement of Financial Accounting Standards
No. 88, "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for
Termination Benefits." These amounts represented the costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the funded status of plans in which assets exceed accumulated benefits follows:

Actuarial present value of benefit obligation:         1996          1995
                                                         (In  thousands)
Vested benefits - employees' rights to receive
     benefits no longer contingent upon
     continued employment                           $(191,301)      $(171,422)
   Non-vested benefits - employees' rights to
     receive benefits contingent upon
     continued employment                             (11,293)        (15,266)
                                                     --------        --------
   Accumulated benefit obligation                    (202,594)       (186,688)
Provision for future pay increases                    (30,224)        (47,058)
                                                     --------        --------
Projected benefit obligation                         (232,818)       (233,746)
Pension assets at fair market value                   254,824         232,560
                                                     --------        --------
Projected benefit obligation (greater)
less than plan assets                                  22,006          (1,186)
Unrecognized transition asset                          (5,787)         (6,675)
Unrecognized prior service cost                         8,006           9,034
Unrecognized net gain                                 (33,488)         (3,338)
                                                      -------         --------
   Pension liability recorded on Balance Sheets      $ (9,263)       $ (2,165)
                                                     ========        ========

Information on the funded status of the plan in which accumulated benefits exceed assets follows:

Actuarial present value of benefit obligation:         1996            1995
                                                           (In thousands)
Vested benefits - employees' rights to
   receive benefits no longer contingent
   upon continued employment                        $ (1,938)       $ (1,792)
 Non-vested benefits - employees' rights to
   receive benefits contingent upon continued
   employment                                           (169)           (132)
                                                     --------        --------
   Accumulated benefit obligation                     (2,107)         (1,924)
Provision for future pay increases                      (515)           (765)
                                                     --------        --------
Projected benefit obligation                          (2,622)         (2,689)
Pension assets at fair market value                      --              --
                                                     --------        --------
Projected benefit obligation greater than
  plan assets                                         (2,622)         (2,689)
Unrecognized prior service cost                          495             536
Unrecognized net loss                                  1,111           1,352
Additional minimum liability                          (1,091)         (1,123)
                                                     --------        --------
   Pension liability recorded on Balance Sheets     $ (2,107)       $ (1,924)
                                                    =========       =========

Significant assumptions used for calculations:        1996      1995
Discount rate                                       7.75%     7.25%
Expected rate of salary increase                    4.50%     4.50%
Expected long-term rate of return                   8.50%     8.50%

POSTRETIREMENT HEALTH CARE BENEFITS

Provisions for postretirement benefits expenses are determined under the accrual method of accounting.

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are currently covered by a trusteed, non-contributory defined benefit postretirement health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

Postretirement health care benefit costs were charged as follows:

                                            1996      1995       1994
(In thousands)
Operating expenses                         $5,096     $5,108     $5,253
Utility plant and other                     1,883      1,882      1,913
                                           ------     ------     ------
  Net postretirement health
    care benefit costs                     $6,979     $6,990     $7,166
                                           ======     ======     ======

Information on the plans' funded status follows:

                                                 1996           1995
                                                   (In thousands)
Components of net postretirement health care
  benefit costs:
     Service cost - benefits attributed
       to service during the period             $ 1,429        $ 1,302
     Actual return on plan assets                (4,290)        (5,936)
     Interest cost on accumulated
       postretirement health care
       benefit obligation                         4,545          4,795
     Amortization of transition
       obligation over 18.6 years                 2,858          2,858
     Other net amortization and
       deferral                                   1,441          3,971
     Special termination benefits                   996            --
                                                -------        -------
     Net postretirement health
       care benefit costs                       $ 6,979        $ 6,990
                                                =======        =======
  Actuarial present value of
    accumulated postretirement
  health care benefit obligation:
     Retirees                                  $(41,287)      $(36,646)
     Other fully eligible participants           (3,904)       (12,668)
     Other active participants                  (18,079)       (22,003)
                                                -------        -------
     Accumulated postretirement
       health care benefit obligation           (63,270)       (71,317)
  Plan assets at fair value                      39,601         33,157
                                                -------        -------
  Accumulated health care benefit
    obligation greater than plan assets         (23,669)       (38,160)
     Unrecognized actuarial gain                (13,447)          (814)
     Unrecognized transition obligation          36,013         38,871
                                                -------         -------
  Postretirement health care benefit
     liability recorded on Balance Sheets      $ (1,103)       $  (103)
                                                =======         =======

For measurement purposes, the annual health care cost trend rate averaged 7.2% for 1996; the rate was assumed to decrease gradually to 5.7% for 2025 and remain at that level thereafter.

Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1996, by $2.4 million and the aggregate of the service and interest cost components of net postretirement health care cost for 1996 by $211,000. The discount rate used in determining the accumulated postretirement benefit obligation at December
31, 1996, was 7.75% and at December 31, 1995, was 7.25%.
The weighted average expected return on assets net of taxes was 8.1%, where taxes are assumed to decrease return by 0.4%.

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling
$20.0 million at December 31, 1996, all of which were unused. These lines of credit were maintained by commitment fees of 1/20 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $9.9 million and $24.6 million at December 31, 1996 and 1995, respectively.

NOTE 5 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock.
The amount of retained earnings so required at December
31, 1996, was $6.3 million.

NOTE 6 - PREFERRED STOCK

At December 31                                     1996            1995
                                                     (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption
   4.50% series - 111,264 shares                   $11,126        $11,126
   4.64% series - 79,940 shares                      7,994          7,994
Class A, no par value, authorized
  3,500,000 shares
   Flexible auction rate -
    250,000 shares(a)                               25,000         25,000
   With mandatory redemption
   5.85% series - 220,000                           22,000         22,000
                                                   -------        -------
        Total preferred stock                      $66,120        $66,120
                                                   =======        =======

(a)  Dividend rates at December 31, 1996 and 1995, were
3.936% and 4.400%, respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1996, is $3.1 million, assuming a continuation of the auction dividend rate at December 31, 1996, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1996, are as follows:

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

PREFERENCE STOCK, CUMULATIVE

No Par Value, Authorized 2,000,000 shares, of which none have been issued.

NOTE 7 - LONG-TERM DEBT

At December 31                                      1996        1995
                                                    (In thousands)
First Mortgage Bonds
   5 1/2% series due 1997                       $     --     $ 20,000
   7 1/2% series due 2007                         50,000       50,000
   8 1/5% series due 2022                         65,000       65,000
Medium-Term Notes
   5.7% series due 1998                           10,650       10,650
   6.4% series due 2000                           30,000       30,000
   6.82% series due 2003                          25,350       25,350
   6.13% series due 2005                          16,000       16,000
   7.8% series due 2023                           10,000       10,000
   7.73% series due 2025                          20,000       20,000
Pollution Control Refunding Bonds
   6.5% series F due 2010                          5,000        5,000
   6.2% series G due 2012                          1,000        1,000
   6.5% series E due 2018                         14,200       14,200
   5.9% series H due 2023                         32,000       32,000
                                                --------     --------
                                                 279,200      299,200
Unamortized premium and discount
on   long-term debt, net                            (761)        (803)
                                                --------     --------
     Total CILCO long-term debt                 $278,439     $298,397
                                                ========     ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises.
Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt for 1998 and 2000 are $10.6 million and $30 million, respectively. There are no scheduled maturities of long-term debt for 1999 or 2001. The 1997 maturities of long-term borrowings have been classified as current liabilities.

NOTE 8 - COMMITMENTS & CONTINGENCIES

CILCO's 1997 capital expenditures for utility plant are estimated to be $53.2 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1996.

CILCO's policy is to act as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service
Company (CIPS). This agreement provides for a minimum contract delivery rate from CIPS of 80 megawatts (MW) of capacity through May 1997, then increasing to 90 MW until the contract expires in 1998.

In March 1995, CILCO and CIPS renegotiated a limited-term power agreement reached in November 1992. This agreement, which now expires in May 2009, provides for CILCO to purchase 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement was subject to the ICC's final approval of CILCO's 1995 electric least cost energy plan, which was granted on May 8, 1996.

For a discussion of former gas manufacturing sites, refer to the caption "Environmental Matters" of Item 7.
Management's Discussion and Analysis of Financial
Condition and Results of Operations on page 21 of CILCORP's 1996 Annual Report which is incorporated herein by reference.

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

As a part of the 1994 rate order, the ICC disallowed approximately $7.5 million of CILCO's $24 million investment in the Springfield cast iron main renewal project. To reflect the disallowance, CILCO recorded a pre-tax charge of approximately $7.5 million ($4.5 million after-tax) against 1994 earnings.

In September 1994, CILCO entered into a federal court civil consent decree with the U.S. Department of Justice
(DOJ) which concluded investigations by the DOJ and U.S.
Department of Transportation (DOT) of CILCO's Springfield gas operations. As a part of the settlement with the DOJ, CILCO accepted adjustments recommended by the ICC staff which resulted in a net disallowance from CILCO's gas rate base of approximately $4.5 million of the cost of the Springfield cast iron main renewal project. This charge is part of the $7.5 million disallowance included in the December 1994 rate order. In addition to the rate base disallowance, CILCO agreed to pay an $844,000 civil fine to the United States and agreed to reimburse the ICC, the DOT and the DOJ $156,000 for the costs of their investigations. CILCO also agreed to underwrite the reasonable expense of an outside expert, selected by the ICC, to examine CILCO's gas operations manuals and systems to ensure they are in compliance with all applicable statutes and regulations. The audit was completed in October 1995 at a total cost of $356,000.

NOTE 10 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancelable capital and operating leases having remaining terms in excess of one year as of December 31, 1996, are $16.2 million in total.
Payments due during the years ending December 31, 1997, through December 31, 2001, are $4.6 million, $4.4 million,
$3.2 million, $1.7 million and $1.1 million, respectively.

NOTE 11 - DISCLOSURES ABOUT DERIVATIVE FINANCIAL
INSTRUMENTS

During 1996 and 1995, CILCO utilized NYMEX (New York
Mercantile Exchange) futures contracts to hedge approximately 19% and 3%, respectively, of owned natural gas storage. The purpose of the program is to provide a higher level of natural gas price stability for CILCO's natural gas customers and reduce the cost of natural gas injected into CILCO-owned storage fields. The program includes investments in derivative financial instruments such as futures, options and swap agreements. CILCO does not trade these financial instruments and accounts for them as hedges under SFAS No. 80, "Accounting for Futures
Contracts." Any gains or losses from these financial instruments are reflected as adjustments to Gas in Underground Storage on the balance sheets. As natural gas is withdrawn from storage, gains or losses are passed to customers through the purchased gas adjustment clause, which is included in Gas Purchased for Resale on the income statement.

NOTE 12 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

For the Three Months Ended  March 31      June 30   September 30     December 31
                                            (In thousands)
1996
Operating revenue           $154,731    $108,434    $114,864        $140,526
Operating income              20,192      12,188      22,489          14,809
Net income                    13,918       6,310      16,234           8,666

1995
Operating revenue           $133,227    $100,512    $122,035        $121,970
Operating income              17,883      13,019      26,127           6,519
Net income                    12,082       7,074      20,106           3,136


Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

                          CILCORP

Not applicable.
                           CILCO

Not applicable.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

                          CILCORP

The information required by Item 10 relating to directors is set forth in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

                           CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 1997 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

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

Item 13.  Certain Relationships and Related Transactions

                           CILCORP

CILCORP Inc. (CILCORP or Company), a holding company, is the parent of its direct subsidiaries Central Illinois Light Company (CILCO), CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and QST Enterprises Inc. (QST). Formerly a CILCORP first-tier subsidiary, Environmental Science & Engineering, Inc. (ESE) became a subsidiary of QST effective October 29, 1996. In the course of business, the Company carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by the Company and the other subsidiaries for any services it provides.

ESE and the Holding Company entered into an agreement to consolidate ESE's outstanding debt. Under this agreement, ESE can draw on a $15 million revolving line of credit which expires May 2, 1998. At December 31, 1996, ESE had no borrowings from CILCORP under this agreement. ESE also borrowed $20 million from the Holding Company on a term credit basis with the principal due May 2, 1998.

At December 31, 1996, CILCORP guaranteed $3 million of outstanding debt of CILCORP Lease Management Inc. CILCORP receives a fee for the guarantee.

CIM has guaranteed the performance of CIM Leasing Inc. and CIM Air Leasing Inc. with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

CILCORP has been authorized by the Board of Directors to guarantee up to $10 million of obligations incurred by QST Enterprises Inc. (QST). In turn, QST has been authorized to guarantee up to $10 million of obligations incurred by its subsidiary, QST Energy Inc., and its subsidiary QST Energy Trading Inc. Through February 28, 1997, CILCORP has guaranteed $3.9 million of QST obligations, and QST has guaranteed $2.5 million of QST Trading Inc. obligations.

                            CILCO

One member of the Board of Directors of CILCORP Inc. is also a member of the Board of Directors of CILCO. The Chairman and Chief Executive Officer of CILCO is also the President and Chief Executive Officer of CILCORP and the secretary of CILCO is also Vice President, General Counsel and Secretary of CILCORP Inc.


                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

                          CILCORP
                                                     Page in
                                                  Annual Report to
                                                  Stockholders
(a)  1. Financial Statements

       The following statements are included in
       Exhibit 13 of this filing and are incorporated herein by reference from CILCORP Inc.'s 1996
       Annual Report:

       Management's Report                             28

       Report of Independent Public Accountants        28

       Consolidated Statements of Income for the three
         years ended December 31, 1996                 29

       Consolidated Balance Sheets as of
         December 31, 1996, and December 31, 1995    30-31

       Consolidated Statements of Segments of Business for
         the three years ended December 31, 1996     32-33

       Consolidated Statements of Cash Flows for the three
         years ended December 31, 1996                 34

       Consolidated Statements of Common Stockholders'
         Equity for the three years ended
         December 31, 1996                             35

       Notes to the Consolidated Financial Statements 36-44

(a) 2. Financial Statement Schedules

       The following schedules are included herein:
                                                    Page No.
                                                   Form 10-K
                                                   ---------
       Schedule II - Valuation and Qualifying Accounts
                       and Reserves                    69

       Schedule XIII -Investment in Leveraged Leases at
                       December 31, 1996               71

       Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.   Exhibits

  *(3) Articles of Incorporation (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit 3)).

  *(3)a By-laws as amended effective April 25, 1995. [Designated in Form 10-K for the year ended December 31, 1995, File No. 1-8946, as Exhibit (3)a]

***(4) Instruments defining the rights of security holders, including indentures

 *(10)  CILCO Executive Deferral Plan.  As amended through
        January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-8946, as Exhibit (10)).

 *(10)a CILCO Executive Deferral Plan II.  As amended
        January 29, 1996 (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-8946, as Exhibit (10)a).

*(10)b CILCORP Economic Value Added Incentive Compensation
       Plan (Adopted February 29, 1989 & Revised January 29, 1991 and January 30, 1996.) [Designated in Form 10-K for the year ended
       December 31, 1995.  File No. 1-8946, as Exhibit 10(b)]

*(10)c CILCORP Compensation Protection Plan. (Adopted June
       28, 1994.) [Designated in Form 10-K for the year ended
       December 31, 1994, File No. 1-8946, as Exhibit 10(c)]

*(10)d CILCO Benefit Replacement Plan (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit
       (10)e).

*(10)e CILCORP Deferred Compensation Stock Plan (Designated
       in Form 10-K for the   year ended December 31, 1991,
       File No. 1-8946, as Exhibit (10)f).

 (10)f CILCORP Shareholder Return Incentive Compensation
       Plan (as amended effective January 28, 1997).

 (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
                                                   Page No.
                                                  Form 10-K
                                                  ----------
 (13)   Annual Report to Security Holders              76

 (24)   Consent of Arthur Andersen LLP                 77

 (25)   Power of Attorney

 (27)   CILCORP Inc. Consolidated Financial Data Schedule

(b) 3.   Reports on Form 8-K

          A Form 8-K was filed on October 29, 1996 to disclose the authorization and declaration of a dividend distribution of one right for each outstanding share of common stock, subject to the terms and conditions of a certain Rights Agreement dated October 29, 1996.

          A Form 8-K was filed on November 25, 1996 to disclose the announcement by CILCO of a voluntary early retirement incentive plan.
* These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference.
The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

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

                                                        Page No.
                                                       Form 10-K
                                                      ----------
(a)  1.   Financial Statements
          The following are included herein:

          Management's Report                              36

          Report of Independent Public Accountants         37

          Consolidated Statements of Income for the three
           years ended December 31, 1996                   38

          Consolidated Balance Sheets as of December 31,
           1996 and December 31, 1995                     39-40

          Consolidated Statements of Cash Flows for the
           three years ended December 31, 1996            41-42

          Consolidated Statements of Segments of Business
           for the three years ended December 31, 1996    43-44

          Consolidated Statements of Retained Earnings for
           the three years ended December 31, 1996         45

          Notes to the Consolidated Financial Statements  46-60

(a)  2.   Financial Statement Schedules
          The following schedule is included herein:

          Schedule II - Valuation and Qualifying Accounts
                         and Reserves for the three years
                         ended December 31, 1996           70

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a)3.     Exhibits

 *(3)     Articles of Incorporation. As amended July 26, 1993.

  (3)a    Bylaws.  As amended effective April 23, 1996.

 *(4) Indenture of Mortgage and Deed of Trust between Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental
          Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through November 1, 1994. (Designated in Registration No.
          2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File
          No. 1-2732-2, as Exhibit A, in Form 8-K for
          December 1949, File No. 1-2732-2, as Exhibit A, in
          Form 8-K for December 1951, File No. 1-2732, as
          Exhibit A, in Form 8-K for July 1957, File No. 1-
          2732, as Exhibit A, in Form 8-K for July 1958, File
          No. 1-2732, as Exhibit A, in Form 8-K for March
          1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as
          Exhibit A, in Form 8-K for February 1966, File No.
          1-2732, as Exhibit A, in Form 8-K for March 1967,
          File No. 1-2732, as Exhibit A, in Form 8-K for
          August 1970, File No. 1-2732, as Exhibit A, in Form
          8-K for September 1971, File No. 1-2732, as Exhibit
          A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No.
          1-2732, as Exhibit 2(b), in Form 8-K for June 1974,
          File No. 1-2732, as Exhibit A, in Form 8-K for
          March 1975, File No. 1-2732, as Exhibit A, in Form
          8-K for May 1976, File No. 1-2732, as Exhibit A, in
          Form 10-Q for the quarter ended June 30, 1978, File
          No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as
          Exhibit (4)(b), in Form 8-K dated January 30, 1992,
          File No. 1-2732, as Exhibit (4) in Form 8-K dated
          January 29, 1993, File No. 1-2732, as Exhibit (4) and in Form 8-K dated December 2, 1994, File No. 1-
          2732, as Exhibit (4).)

 *(4)a    Supplemental Indenture dated November 1, 1994.
          (Designated in Form 8-K dated November 1,
          1994, File No. 1-2732, as Exhibit (4).)

 *(10)    CILCO Executive Deferral Plan.  As
          amended January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-
          2732, as Exhibit (10).)

 *(10)a CILCO Executive Deferral Plan II. As amended January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-2732, as Exhibit (10)a.)

 *(10)b   CILCO Compensation Protection Plan.
          (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)c.)

 *(10)c CILCO Deferred Compensation Stock Plan. (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit
          (10)d.)

 *(10)d   CILCO Economic Value Added Incentive Compensation Plan
          (adopted January 29, 1991 and revised January 29, 1996). (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-2732, as Exhibit (10)d.)

 *(10)e Benefit Replacement Plan. (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-2732, as Exhibit (10)f.)

  (10)f Shareholder Return Incentive Compensation Plan (as amended effective January 28, 1997)

  (12)    Computation of Ratio of Earnings to Fixed Charges

  (27)    Central Illinois Light Company Financial Data Schedule

(b) 3.
          Reports on Form 8-K

          A Form 8-K was filed on November 25, 1996 to disclose the announcement of a voluntary early retirement incentive plan.














*These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

SCHEDULE II
CILCORP INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 1996, 1995 and 1994
(Thousands of dollars)
Column A                         Column B      Column C        Column D    Column E
                                               Additions
                                Balance at   Charged   Charged              Balance at
                                Beginning       to     to Other             End of
      Description               of Period     Income   Accounts Deductions  Period
Year ended December 31, 1996
  Accumulated Provisions
     Deducted from Assets -
     Doubtful Accounts          $2,223      $3,464       --     $3,087     $2,600

  Accumulated Provisions
     Not Deducted from Assets -
     Injuries and Damages        2,550       1,328       --      2,497      1,381

Year ended December 31, 1995
  Accumulated Provisions
     Deducted from Assets -
     Doubtful Accounts          $2,291      $2,216       --     $2,284     $2,223

  Accumulated Provisions
     Not Deducted from Assets -
     Injuries and Damages        2,600       1,279       --      1,329      2,550

Year ended December 31, 1994
  Accumulated Provisions
     Deducted from Assets -
     Doubtful Accounts          $2,255      $2,617       --     $2,581     $2,291

  Accumulated Provisions
     Not Deducted from Assets -
     Injuries and Damages        2,321       1,027       --        748      2,600



SCHEDULE II
               CENTRAL ILLINOIS LIGHT COMPANY
       Valuation and Qualifying Accounts and Reserves
        Years Ended December 31, 1996, 1995 and 1994
                   (Thousands of dollars)
Column A                         Column B      Column C         Column D    Column E
                                               Additions
                                Balance at  Charged    Charged              Balance at
                                Beginning     to     to Other                End of
      Description               of Period   Income   Accounts  Deductions  Period
Year ended December 31, 1996
  Accumulated Provisions
     Deducted from Assets -
     Doubtful Accounts            $  650     $2,832    --       $2,482     $1,000

  Accumulated Provisions
     Not Deducted from Assets -
     Injuries and Damages          2,550      1,328    --        2,497      1,381

Year ended December 31, 1995
  Accumulated Provisions
     Deducted from Assets -
     Doubtful Accounts            $  600     $1,299    --       $1,249     $  650

  Accumulated Provisions
     Not Deducted from Assets -
     Injuries and Damages          2,600      1,279    --        1,329      2,550

Year ended December 31, 1994
  Accumulated Provisions
     Deducted from Assets -
     Doubtful Accounts            $  585     $1,494    --       $1,479     $  600

  Accumulated Provisions
     Not Deducted from Assets -
     Injuries and Damages          2,321      1,027    --          748      2,600

SCHEDULE XIII
CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 1996
(Thousands of dollars)
                                            Cost        Amount
Leveraged leases                          of each     carried on
                                          lease(A)   BalanceSheet(B)
Office buildings                           $23,130     $ 53,308
Warehouses                                  11,746       19,894
Mining equipment                            10,244       17,943
Generating station                          14,957       22,312
Passenger railway equipment                  3,805        5,340
Cargo aircraft                               9,583       14,233
                                           --------    --------
     Totals                                $73,465     $133,030
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

                                   CILCORP INC.

March 18, 1997                By
                                   R. O. Viets
                                   President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                Date

(i) and (ii) Principal executive officer, director and principal financial officer:



  R. O. Viets                 President, Chief     March 18, 1997
                                Executive Officer
                                and Director

(iii) Controller



  T. D. Hutchinson            Controller           March 18, 1997

 (iv)  A majority of the Directors
     (including the director named above):

M. Alexis*                    Director             March 18, 1997
J. R. Brazil*                 Director             March 18, 1997
W. Bunn III*                  Director             March 18, 1997
J. D. Caulder*                Director             March 18, 1997
H. J. Holland*                Director             March 18, 1997
H. S. Peacock*                Director             March 18, 1997
K. E. Smith*                  Director             March 18, 1997
R. M. Ullman*                 Director             March 18, 1997
M. M. Yeomans*                Director             March 18, 1997


  R. O. Viets                 Director             March 18, 1997

 *By

        R. O. Viets
      Attorney-in-fact

                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTRAL ILLINOIS LIGHT COMPANY


March 18, 1997                   By
                                       J. F. Vergon
                                       President and Chief
                                        Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                  Date

(i) Principal executive officer and director:



J. F. Vergon                 President and Chief         March 18, 1997
                               Operating Officer
                               and Director

(ii) Principal financial officer and director:



T. S. Romanowski             Vice President              March 18, 1997

(iii) Controller



T. D. Hutchinson             Controller and              March 18, 1997
                               Manager of Accounting

 (iv)  A majority of the Directors
        (including the directors named above):



T. S. Romanowski              Director                   March 18, 1997



J. F. Vergon                  Director                   March 18, 1997



R. O. Viets                   Director                   March 18, 1997

EXHIBIT (12)
CILCORP INC. AND SUBSIDIARIES
Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends
Twelve Months Ended                  1996      1995     1994     1993      1992
                                   (Thousands of Dollars)
Earnings, as Defined:
  Net Income                        $27,943   $38,582  $32,586  $33,583    $32,097
  Income Taxes                       14,505    23,274   18,180   18,069     20,810
  Interest                           29,068    29,861   26,341   27,363     29,205
  Interest Portion of Rentals         2,844     1,905    1,864    2,447        415
  Preferred Dividends                 3,188     3,299    2,980    4,043      4,441
                                    -------    ------   ------   ------    -------
     Total Earnings, as Defined     $77,548   $96,921  $81,951  $85,505    $86,968
                                    =======    ======   ======   ======    =======
Fixed Charges, as Defined:
  Interest Expense                  $26,337   $27,512  $24,313  $25,929    $28,275
  Interest Expense on COLI            2,731     2,349    2,028    1,434        930
  Interest Portion of Rentals         2,844     1,905    1,864    2,447        415
  Tax Effected Preferred
     Dividends                        5,284     5,468    4,939    6,701      7,249
                                    -------    ------   ------   ------    -------
  Total Fixed Charges, as
     Defined                        $37,196   $37,234  $33,144  $36,511    $36,869
                                    =======    ======   ======   ======    =======
Ratio of Earnings to Fixed
  Charges                               2.1       2.6      2.5      2.3        2.4
                                        ===       ===      ===      ===        ===

EXHIBIT (12)
               CENTRAL ILLINOIS LIGHT COMPANY
              Computation of Ratio of Earnings
                      to Fixed Charges
Twelve Months Ended                1996     1995     1994     1993     1992
                                          (Thousands of Dollars)
Earnings, as Defined:
 Net Income                      $45,128   $42,398  $32,487   $37,678  $35,636
 Income Taxes                     24,082    22,534   17,168    20,368   17,723
 Fixed Charges, as Below          28,504    27,876   24,693    26,335   25,130
                                  ------    ------   ------    ------   ------
   Total Earnings, as Defined    $97,714   $92,808  $74,348   $84,381  $78,489
                                  ======    ======   ======    ======   ======
Fixed Charges, as Defined:
 Interest on COLI                $ 2,731   $ 2,349  $ 2,028   $ 1,434  $   930
 Interest on Short-term Debt         149       744      292       592      180
 Interest on Long-term Debt       21,012    20,242   19,221    19,753   20,747
 Amortization of Debt Discount
  & Expense, Premium and
  Reacquired Loss                    681       669      665       624      410
 Miscellaneous Interest
    Expense                        2,320     1,967      623     1,485    2,448
 Interest Portion of Rentals       1,611     1,905    1,864     2,447      415
                                  ------    ------   ------    ------    -----
    Total Fixed Charges, as
        Defined                  $28,504   $27,876   24,693   $26,335  $25,130
                                  ======    ======   ======    ======   ======
Ratio of Earnings to Fixed
  Charges                            3.4       3.3      3.0       3.2      3.1
                                     ===       ===      ===       ===      ===

                           NOTICE

This copy of CILCORP Inc.'s and Central Illinois Light
Company's Form 10-K does not include our 1996 Consolidated
Annual Report.  If you have not received our 1996
Consolidated Annual Report and would like one, please let us know.




Telephone:
 In Peoria 675-8808
 Elsewhere in Illinois 1-800-322-3569
 Outside Illinois 1-800-622-5514
 TDD 1-309-675-8892

Or you can write to us at:
 Investor Relations Department
 CILCORP Inc.
 300 Hamilton Blvd.
 Suite 300
  Peoria, IL  61602-1238

EXHIBIT 24

          CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 27, 1997, included herein or incorporated by reference in this Form
10-K, into CILCORP Inc.'s previously filed Registration
Statements File No. 33-45318, 33-51315 and 33-51241.






                        ARTHUR ANDERSEN LLP



Chicago, Illinois
March 18, 1997