Form 10-Q
period 1997-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1997-05-12
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549
                          FORM 10-Q

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended March 31, 1997

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
                  Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at April 30, 1997      13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
               held by CILCORP Inc. at April 30, 1997     13,563,871

                        CILCORP INC.
                             AND
                CENTRAL ILLINOIS LIGHT COMPANY
       FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997
                            INDEX


PART I.   FINANCIAL INFORMATION

Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                         3-4

                 Consolidated Statements of Income               5

               Consolidated Statements of Cash Flows            6-7

          CENTRAL ILLINOIS LIGHT COMPANY

                    Consolidated Balance Sheets                 8-9

                 Consolidated Statements of Income              10

            Consolidated Statements of Cash Flows              11-12

          Notes to Consolidated Financial Statements           13-15
          CILCORP Inc. and Central Illinois Light Company

Item 2:   Management's Discussion and Analysis of Financial    16-29
            Condition and Results of Operations
            CILCORP Inc. and Central Illinois Light Company

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                     30

Item 4:   Submission of Matters to a Vote of Security Holders   30

Item 5:   Other Information                                    30-33

Item 6:   Exhibits and Reports on Form 8-K                      33

Signatures                                                     34-35

                CILCORP INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets
                       (In thousands)

                                              March 31,    December 31,
                                                 1997          1996
ASSETS                                      (Unaudited)
Current assets:
Cash and temporary cash investments         $   13,461   $    4,941
Receivables, less reserves of $3,041 and        74,563       78,309
$2,600
Accrued unbilled revenue                        23,164       39,851
Fuel, at average cost                           10,617        7,643
Materials and supplies, at average cost         14,300       15,126
Gas in underground storage, at average cost      8,352       24,723
Prepayments and other                           12,153       11,614
                                            ----------   ----------
     Total current assets                      156,610      182,207
                                            ----------   ----------
Investments and other property:
Investment in leveraged leases                 134,507      133,030
Cash surrender value of company-owned
life insurance, net of related policy loans
of $37,948                                       2,678        2,128
Other investments                               19,089       19,679
                                            ----------   ----------
   Total investments and other property        156,274      154,837
                                            ----------   ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                  1,190,044    1,186,110
   Gas                                         394,712      393,246
                                            ----------   ----------
                                             1,584,756    1,579,356
Less - accumulated provision for
depreciation                                   738,728      724,398
                                            ----------   ----------
                                               846,028      854,958
Construction work in progress                   17,145       15,092
Other, net of depreciation                      22,383       21,554
                                            ----------   ----------
     Total property, plant and equipment       885,556      891,604
                                            ----------   ----------
Other assets:
Cost in excess of net assets of acquired
   businesses, net of accumulated
   amortization of $5,172 and $4,997            22,965       23,141
Other                                           20,580       33,904
                                            ----------   ----------
     Total other assets                         43,545       57,045
                                            ----------   ----------
     Total assets                           $1,241,985   $1,285,693
                                            ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                CILCORP INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets
                       (In thousands)

                                               March 31,    December 31,
                                                 1997           1996
LIABILITIES AND STOCKHOLDERS' EQUITY           (Unaudited)
Current liabilities:
Current portion of long-term debt           $    3,041         $   23,057
Notes payable                                   24,500             27,900
Accounts payable                                45,070             63,434
Accrued taxes                                   13,681              8,801
Accrued interest                                 6,466             10,711
Purchased gas adjustment over-recoveries         2,529                601
Other                                           17,733             22,867
                                            ----------           --------
     Total current liabilities                 113,020            157,371
                                            ----------           --------
Long-term debt                                 320,669            320,666
                                            ----------           --------
Deferred credits and other liabilities:
Deferred income taxes                          233,561            235,239
Regulatory liability of regulated
subsidiary                                      68,136             68,565
Deferred investment tax credit                  22,380             22,801
Other                                           48,548             46,726
                                            ----------           --------
     Total deferred credits                    372,625            373,331
                                            ----------           --------
Preferred stock of subsidiary                   66,120             66,120
                                            ----------           --------
Stockholders' equity:

Common stock, no par value; authorized
   50,000,000 shares - outstanding
   13,610,680 shares                           190,760            190,760
Retained earnings                              178,791            177,445
                                            ----------           --------
     Total stockholders' equity                369,551            368,205
                                            ----------           --------
     Total liabilities and stockholders'
         equity                             $1,241,985         $1,285,693
                                            ==========         ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                CILCORP INC. AND SUBSIDIARIES
              Consolidated Statements of Income
                       (In thousands)*
                         (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                                    1997       1996
Revenue:
Electric                                        $ 73,292    $ 76,691
Gas                                               92,503      78,040
Non-regulated energy and energy services           6,018         --
Environmental and engineering services            17,623      20,475
Other businesses                                   2,800       2,780
                                                --------    --------
   Total                                         192,236     177,986
                                                --------    --------
Operating expenses:
Fuel for generation and purchased power           26,422      28,194
Gas purchased for resale                          66,749      45,589
Other operations and maintenance                  49,104      50,469
Depreciation and amortization                     16,747      16,616
Taxes, other than income taxes                    11,109      11,638
                                                --------    --------
   Total                                         170,131     152,506
                                                --------    --------
Fixed charges and other:
Interest expense                                   7,083       6,771
Preferred stock dividends of subsidiary              786         815
Allowance for funds used during construction          (8)        (35)
Other                                                330         945
                                                --------    --------
   Total                                           8,191       8,496
                                                --------    --------
Income before income taxes                        13,914      16,984
Income taxes                                       4,195       6,590
                                                --------    --------
   Net income available for common
     stockholders                               $  9,719    $ 10,394
                                                ========    ========
Average common shares outstanding                 13,611      13,366

   Net income per common share                   $   .71    $    .78

   Dividends per common share                   $   .615    $   .615

*Except per share amounts
The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

                CILCORP INC. AND SUBSIDIARIES
            Consolidated Statements of Cash Flows
                       (In thousands)
                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                       1997          1996
 Cash flows from operating activities:
 Net income before preferred dividends                $ 10,505     $ 11,209
                                                      --------     --------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Non-cash lease & investment income                   (1,039)      (1,493)
   Depreciation and amortization                        16,747       16,616
   Deferred income taxes, investment tax credit and
     regulatory liability of subsidiary                 (2,528)         114
 Changes in operating assets and liabilities:
   Decrease in accounts receivable and
     accrued unbilled revenue                           20,433        7,394
   Decrease in inventories                              14,223       13,843
   Decrease in accounts payable                        (18,364)     (11,534)
   Increase in accrued taxes                             4,880        7,027
   Decrease in other assets                             12,785        9,921
   (Decrease) increase in other liabilities             (5,629)      (4,846)
                                                       --------     --------
   Total adjustments                                    41,508       37,042
                                                       --------     --------
   Net cash provided by operating activities            52,013       48,251
                                                      --------      --------
 Cash flows from investing activities:
 Additions to plant                                    (10,038)      (7,938)
 Other                                                    (883)        (817)
                                                       --------     --------
     Net cash used in investing activities             (10,921)      (8,755)
                                                       --------     --------
 Cash flows from financing activities:
 Net decrease in short-term debt                        (3,400)     (28,030)
 Repayment of long-term debt                           (20,013)     (16,207)
 Common dividends paid                                  (8,373)      (8,207)
 Preferred dividends paid                                 (786)        (815)
 Proceeds from issuance of stock                            --        3,637
                                                       --------    --------
      Net cash used in financing activities            (32,572)     (49,622)
                                                       --------     --------
 Net increase (decrease) in cash and
  temporary cash investments                             8,520      (10,126)
 Cash and temporary cash investments at
  beginning of year                                      4,941       17,100
                                                       --------     --------
 Cash and temporary cash investments at end
  of quarter                                          $ 13,461     $  6,974
                                                       ========     ========

 Supplemental disclosures of cash flow information:

 Cash paid during the period for:
    Interest                                          $ 12,353     $ 11,702

    Income Taxes                                      $  2,717     $    500

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

               CENTRAL ILLINOIS LIGHT COMPANY
                 Consolidated Balance Sheets
                       (In thousands)
                                                   March 31,     December 31,
ASSETS                                                1997          1996
                                                 (Unaudited)
Utility plant, at original cost:
  Electric                                       $1,190,044      $1,186,110
  Gas                                               394,712         393,246
                                                 ----------      ----------
                                                  1,584,756       1,579,356
  Less - accumulated provision for depreciation     738,728         724,398
                                                 ----------      ----------
                                                    846,028         854,958
Construction work in progress                        17,145          15,092
Plant acquisition adjustments, net of
  amortization                                        1,752           1,930
                                                   --------        --------
    Total utility plant                             864,925         871,980
                                                   --------        --------
Other property and investments:
Cash surrender value of company-owned
 life insurance (net of related policy
 loans of $37,948)                                    2,678           2,128
Other                                                 1,550           1,553
                                                   --------        --------
    Total other property and investments              4,228           3,681
                                                   --------        --------
Current assets:
Cash and temporary cash investments                  10,584           1,662
Receivables, less reserves of $1,343 and $1,000      47,534          43,604
Accrued unbilled revenue                             15,454          30,879
Fuel, at average cost                                10,617           7,643
Materials and supplies, at average cost              14,300          15,126
Gas in underground storage, at average cost           7,868          24,222
Prepaid taxes                                           268           1,183
Other                                                 2,934           9,668
                                                   --------        --------
    Total current assets                            109,559         133,987
                                                   --------        --------
Deferred debits:
Unamortized loss on reacquired debt                   5,458           5,572
Unamortized debt expense                              2,152           2,198
Prepaid pension cost                                    496             496
Other                                                11,280          18,255
                                                   --------        --------
    Total deferred debits                            19,386          26,521
                                                   --------        --------
Total assets                                      $ 998,098      $1,036,169
                                                   ========       =========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these Balance Sheets.

               CENTRAL ILLINOIS LIGHT COMPANY
                 Consolidated Balance Sheets
                       (In thousands)

                                                     March 31,  December 31,
CAPITALIZATION AND LIABILITIES                         1997        1996
                                                   (Unaudited)
Capitalization:
Common shareholder's equity:
  Common stock, no par value; authorized
  20,000,000 shares; outstanding
    13,563,871 shares                               $185,661   $  185,661
  Retained earnings                                  140,523      136,629
                                                    --------    ---------
      Total common shareholder's equity              326,184      322,290
Preferred stock without mandatory redemption          44,120       44,120
Preferred stock with mandatory redemption             22,000       22,000
Long-term debt                                       278,449      278,439
                                                    --------    ---------
       Total capitalization                          670,753      666,849
                                                    --------    ---------
Current liabilities:
Current maturities of long-term debt                    -          20,000
Notes payable                                           -           9,900
Accounts payable                                      35,576       46,126
Accrued taxes                                         11,095        7,013
Accrued interest                                       6,469        9,761
Purchased gas adjustment over-recoveries               2,529          601
Level payment plan                                      -           2,737
Other                                                  4,300        5,831
                                                    --------    ---------
       Total current liabilities                      59,969      101,969
                                                    --------    ---------
Deferred liabilities and credits:
Accumulated deferred income taxes                    134,334      135,251
Regulatory liability                                  68,136       68,565
Investment tax credits                                22,380       22,801
Capital lease obligation                               2,514        2,621
Other                                                 40,012       38,113
                                                    --------    ---------
       Total deferred liabilities and credits        267,376      267,351
                                                    --------    ---------
Total capitalization and liabilities                $998,098   $1,036,169
                                                    ========    =========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these Balance Sheets.

               CENTRAL ILLINOIS LIGHT COMPANY
              Consolidated Statements of Income
                       (In thousands)
                         (Unaudited)
                                               Three Months Ended
                                                  March 31,
                                               1997        1996
Operating revenues:
Electric                                    $ 73,292      $ 76,691
Gas                                           92,503        78,040
                                            --------      --------
          Total operating revenues           165,795       154,731
                                            --------      --------
Operating expenses:
Cost of fuel                                  21,727        25,932
Cost of gas                                   61,667        45,589
Purchased power                                4,104         2,262
Other operation and maintenance               26,264        26,702
Depreciation and amortization                 15,393        15,054
Income taxes                                   7,248         8,614
Other taxes                                   10,195        10,386
                                            --------      --------
          Total operating expenses           146,598       134,539
                                            --------      --------
Operating income                              19,197        20,192
                                            --------      --------
Other income and deductions:
Cost of equity funds capitalized                 (26)           19
Company-owned life insurance, net               (330)         (206)
Other, net                                       (38)          (60)
                                            --------      --------
          Total other income and (deductions)   (394)         (247)
                                            --------      --------
Income before interest expenses               18,803        19,945
                                            --------      --------
Interest expenses:
Interest on long-term debt                     5,144         5,304
Cost of borrowed funds capitalized               (34)          (16)
Other                                            642           739
                                            --------      --------
          Total interest expenses              5,752         6,027
                                            --------      --------
Net income                                    13,051        13,918
                                            --------      --------
Dividends on preferred stock                     786           815
                                            --------      --------
Net income available for common stock       $ 12,265      $ 13,103
                                            ========      ========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

               CENTRAL ILLINOIS LIGHT COMPANY
            Consolidated Statements of Cash Flows
                       (In thousands)
                         (Unaudited)
                                                  Three Months Ended
                                                       March 31,
                                                 1997            1996
Cash flows from operating activities:
Net income before preferred dividends            $ 13,051     $  13,918
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                    15,571        15,232
  Deferred taxes, investment tax credits
   and regulatory liability                        (1,767)       (1,152)
  Increase in accounts receivable                  (3,930)      (10,470)
  Decrease in fuel, materials and supplies,
   and gas in underground storage                  14,206        13,424
  Decrease in unbilled revenue                     15,425         9,414
  Decrease in accounts payable                    (10,550)       (9,577)
  Increase (decrease) in accrued taxes
   and interest                                       790          (837)
  Capital lease payments                              161           161
  Decrease in other current assets                  7,651        14,025
  Decrease in other current liabilities            (2,339)       (1,275)
  Decrease in other non-current assets              7,602         4,598
  Increase in other non-current liabilities         2,206           580
                                                 --------      --------
    Net cash provided by operating activities      58,077        48,041
                                                 --------      --------
Cash flows from investing activities:
  Capital expenditures                             (8,013)       (7,852)
  Cost of equity funds capitalized                     26           (19)
  Other                                            (1,950)       (1,509)
                                                 --------      --------
    Net cash used in investing activities          (9,937)       (9,380)
                                                 --------      --------
Cash flows from financing activities:
  Common dividends paid                            (8,371)       (8,208)
  Preferred dividends paid                           (786)         (815)
  Retirement of long-term debt                    (20,000)      (16,000)
  Payments on capital lease obligation               (161)         (161)
  Decrease in short-term borrowing                 (9,900)      (24,600)
                                                 --------      --------
    Net cash used in financing activities         (39,218)      (49,784)
                                                 --------      --------
Net increase (decrease) in cash and
 temporary cash investments                         8,922       (11,123)

Cash and temporary cash investments at
 beginning   of year                                1,662        16,556
                                                 --------      --------
Cash and temporary cash investments at March 31  $ 10,584      $  5,433
                                                 ========      ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

  Interest (net of cost of borrowed funds
  capitalized)                                    $ 9,321     $  9,400
  Income taxes                                      4,095          --

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

       CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), Environmental Science & Engineering, Inc. (ESE), and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Effective October 29, 1996, ESE became a subsidiary of QST. Effective June 1, 1997, ESE will change its name to QST Environmental Inc. CILCORP owns directly or indirectly 100% of the common stock of its subsidiaries. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 1996 Annual Report on Form 10-K.

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


NOTE 2.  Gas Pipeline Supplier Transition Costs

CILCO's natural gas suppliers are subject to various Federal Energy Regulatory Commission (FERC) orders and settlements related to the transition to a more competitive natural gas industry. FERC Order No. 636 unbundled the sale, transportation and storage functions of interstate gas pipelines, and also allows pipelines to recover prudently incurred transition costs from gas distribution companies. On July 16, 1996, the United States Court of Appeals affirmed Order No. 636 "in its broad contours and in most of its specifics," but remanded parts of Order No. 636 for further explanation including the FERC's failure to allocate any part of transition costs to the pipelines. FERC Order No. 500 and Order No. 528 allow interstate gas pipelines to bill gas distribution companies for take-or-pay and other charges related to the transition to a more competitive gas industry. During the three months ended March 31, 1997, CILCO paid $.4 million to interstate gas pipelines for transition costs. These costs have been, or will be, recovered from CILCO's customers through its purchased gas adjustment clause (PGA). Since these costs are currently recoverable from customers, management does not expect gas pipeline supplier transition costs to materially impact CILCO's financial position or results of operations.

CILCO has recorded a regulatory asset and a corresponding liability of $.4 million on its Balance Sheets as of March
31, 1997, for these transition costs, all of which will be due in 1997.

NOTE 3.  Contingencies

Neither CILCORP, CILCO, nor any of their subsidiaries has been identified as a potentially responsible party (PRP) under federal or state environmental laws governing waste storage or disposal.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation work at one of the four sites has been completed. A risk assessment/remedial alternatives study at a second site was completed in 1996, taking into consideration new clean-up options under current Illinois law. A remedial action plan for the second site is expected to be determined during 1997, with remediation of the site expected to begin in late 1997. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of, any remediation of the remaining two sites, pending further studies.

During the three months ended March 31, 1997, CILCO paid approximately $22,000 to outside parties for former gas manufacturing plant site monitoring, legal fees and feasibility studies and expects to spend approximately $1.1 million during the remainder of 1997. A $3.5 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur. Coal tar remediation costs incurred through March 1997 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through March 31, 1997, CILCO has recovered approximately $5 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar costs in the year they are incurred. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 4.  Commitments

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service
Company (CIPS). This agreement provides for a minimum contract delivery rate from CIPS of 80 megawatts (MW) of capacity through May 1997, then increasing to 90 MW until the contract expires in May 1998.

In March 1995, CILCO and CIPS renegotiated a limited-term power agreement reached in November 1992. This agreement, which now expires in May 2009, provides for CILCO to purchase up to 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009. This renegotiated agreement was subject to the ICC's final approval of CILCO's 1995 electric least cost energy plan, which was granted on May 8, 1996.

NOTE 5.  Electric Transmission Open Access

On April 24, 1996 the FERC issued Order No. 888, Order No. 889, and a Notice of Proposed Rulemaking (NOPR). Order No. 888 requires all public utilities that own, operate or control interstate electric transmission facilities to file tariffs that will allow third parties, including power marketers and other utilities, the same transmission services that such utilities provide themselves and finalizes the conditions under which a utility may seek recovery of stranded costs from wholesale jurisdictional customers. Order No. 889 requires public utilities to implement standards of conduct and an Open Access Transmission Same-time Information System (OASIS). The NOPR requests comments regarding the potential replacement of the single tariff contained in Order No. 888 with a capacity reservation tariff. CILCO filed an open access tariff under rulemaking provisions prior to the issuance of Order No.
888. This tariff was revised to comply with the final rule in Order No. 888. The FERC granted a two-step extension of the implementation schedule for compliance with the Phase 1 OASIS requirements and Standards of Conduct. Under the extension, OASIS operations began on a test basis starting December 2, 1996, and full commercial operations and compliance with the Standards of Conduct began January 3, 1997. CILCO is continuing to evaluate modifications to the Company's Standards of Conduct required by Order 889. The Company's wholesale electric merchant function has been transferred internally to the Energy Supply Group to comply with the requirements of Order 889. CILCO is currently working with the Mid-America Interconnected Network (MAIN) and intends to rely on MAIN to calculate Available Transfer Capability and provide an OASIS as required by Order No.
889. CILCO is also working with the Midwest Independent System Operator Group. The goal of this group is to assure the secure, reliable, and independent operation of the transmission network.

NOTE 6.  Earnings Per Share Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 128, "Earnings per Share" (SFAS
128). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. This statement will not have a material effect on the Company's earnings per share as reported under current generally accepted accounting principles.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (CILCORP or the Company) is the parent of two core operating businesses, Central Illinois Light Company (CILCO) and QST Enterprises Inc. (QST). CILCORP also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM), and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company (Holding Company) itself, are collectively referred to herein as Other Businesses.

CILCO, the primary business subsidiary, is an electric and gas utility serving customers in central and east central Illinois. CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy) which began operations in 1996. QST also provides fiber optic and advanced Internet-based communication services and products through QST Communications Inc. (QST
Com). QST's operations include those of Environmental Science & Engineering, Inc. (ESE), a former first-tier CILCORP subsidiary which, effective October 29, 1996, became a QST subsidiary. ESE's results are reported as a separate business segment from QST's energy and telecommunications operations. Effective June 1, 1997, ESE will change its name to QST Environmental Inc.

ESE is an environmental consulting and engineering firm serving governmental, industrial and commercial customers.
ESE, through several subsidiaries, also acquires environmentally impaired property for remediation and resale.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI invests in ventures in energy, biotechnology, and health care, and in economic development projects in Central Illinois. CVI, through one of its subsidiaries, CILCORP Energy Services Inc. (CESI), also provides services for CILCORP's strategic alliances with Caterpillar Inc. and other industrial customers (see Part II. Item 5: Other Information, Power Quest Electric Pilot Programs). CESI was formed to pursue energy-related opportunities in the non-regulated market.

                 Forward-Looking Information

Forward-looking information is included in Part I.  Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 5: Other
Information. Such information generally relates to future expected or anticipated events or trends and identified contingencies and uncertainties. Certain material contingencies are also described in Note 3 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These factors include prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business; the extent and effect of participation by CILCO's customers in its Power Quest programs; and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors, including ongoing changes in environmental laws, regulations and policies which affect demand for ESE's services; weather conditions; the extent and pace of development of competition for retail and wholesale customers; pricing and transportation of commodities; market demand for energy and for environmental consulting and analytical services; inflation; capital market conditions; and environmental protection and compliance costs. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.

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

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On March 31, 1997, CILCORP had committed bank lines of credit of $45 million, of which $24.5 million was outstanding.

The Company issued 275,074 shares of common stock at an average price of $41.55 during 1996 through the CILCO
Employees' Savings Plan (ESP) and the CILCORP Inc.
Investors Choice Automatic Reinvestment and Stock Purchase
Plan (DRIP). Effective December 19, 1996, issuance of new shares of common stock through the ESP and DRIP was suspended. Depending on market conditions and corporate needs, the Company may issue additional shares of common stock through the ESP or the DRIP at any time. On December
23, 1996, the Company began a direct registration program to allow investors to make initial purchases of CILCORP common stock directly from the Company without utilizing the services of a broker. The proceeds from any newly-issued stock from the ESP or the DRIP have been, and will continue to be, used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at subsidiaries other than CILCO, and for other corporate purposes.

The Company has $42 million of medium-term notes outstanding at March 31, 1997. The Company may issue an additional $27 million under its existing $75 million medium-term note program. The Company may issue additional notes in the future under this program to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $8 million for the three months ended March 31, 1997. Capital expenditures are anticipated to be approximately $45.2 million for the remainder of 1997. Capital expenditures for the years 1998 and 1999 are estimated to be $57.3 million and $53 million, respectively.

CILCO retired $20 million of first mortgage bonds in March 1997. Currently, CILCO does not plan to issue long-term debt during the remainder of 1997. CILCO intends to finance its 1997 and 1998 capital expenditures with funds provided by operations.

At March 31, 1997, CILCO had committed bank lines of credit aggregating $20 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had no commercial paper outstanding at March 31, 1997 and expects to issue commercial paper periodically throughout the remainder of 1997.

QST (Excluding ESE)

Capital expenditures totaled approximately $1.9 million for the three months ended March 31, 1997, and are anticipated to be approximately $12.2 million for the remainder of 1997, primarily for construction of co-generation assets and fiber optic and other communications facilities. The property management company which operates the Sears Tower (Tower) in Chicago has hired QST to install a cogeneration system that would supply electricity to the Tower and its tenants. The Sears Tower is the tallest building in North America which has 110 floors and 10,000 employees working in the building. Installing the cogeneration system would save the Tower and its tenants approximately $2 million annually in energy costs. The Tower's current utility provider, Commonwealth Edison (ComEd), however, is refusing to allow installation of the system. As a result, QST and the property management company have filed a joint complaint with the Illinois Commerce Commission. QST expects to finance the co-generation assets with a combination of long-term debt and funds provided by CILCORP. QST expects to finance the fiber optic and other communication facilities and working capital needs during the remainder of 1997 with funds provided by CILCORP.

At March 31, 1997, QST had outstanding debt of $4.8 million, all of which was owed to the Holding Company.

ESE

For the quarter ended March 31, 1997, ESE's expenditures for capital additions and improvements were approximately $99,000. Capital expenditures for the remainder of 1997 are expected to be $1.2 million. In addition, through its subsidiary, ESE Land Corporation, ESE spent $1.2 million during the first quarter of 1997 to acquire land for remediation and resale. ESE is currently soliciting offers to purchase ESE Land Corporation.

At March 31, 1997, ESE had borrowings from CILCORP of
$21 million.  Of this amount, $20 million is term debt due
May 1998 and $1 million is revolving debt. ESE has $7 million available on its revolving line of credit from CILCORP. ESE also has a $10 million bank line of credit, of which $4.3 million was outstanding at March 31, 1997, to collateralize performance bonds issued in connection with ESE projects.

CIM

At March 31, 1997, CIM had outstanding debt of
$28.6 million, consisting of $25.6 million borrowed from CILCORP and $3 million borrowed from external sources.
During the fourth quarter of 1996, CIM committed $15.8 million to fund four affordable housing tax credit investments. Approximately $5 million of this commitment was funded in cash in 1996. During the first quarter of 1997, CIM funded an additional $.7 million of its commitment. During the remainder of 1997, CIM expects to contribute approximately $6.3 million in cash for these investments, with substantially all of the remainder of the cash contributions to be made in 1998. These investments will be funded through borrowings from CILCORP. CIM expects to finance new investments and working capital needs during 1997 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

CVI expects to finance its activities and working capital needs during the remainder of 1997 with a combination of funds generated internally and with funds provided by CILCORP.

                    Results of Operations

The following table summarizes net income of CILCO, QST, ESE and Other Businesses for the three months ended March 31, 1997 and 1996.

                                                    Three Months Ended
                                                        March 31,
                                                    1997         1996
                                                     (In  thousands)
                                                       (Unaudited)
Core Businesses:
CILCO
   Electric operating income                        $ 9,906      $10,085
   Gas operating income                               9,291       10,107
                                                    -------      -------
  Total utility operating income                     19,197       20,192
   Utility other income and deductions               (6,146)      (6,274)
   Preferred stock dividends of CILCO                  (786)        (815)
                                                    -------      -------
  Total utility net income                           12,265       13,103

QST (Excluding ESE) net loss                           (891)        (446)

ESE net loss                                           (929)      (1,972)
                                                    -------      -------
  Total core business income                         10,445       10,685

Other businesses net loss                              (726)        (291)
                                                    -------      -------
   Consolidated net income available
    to common shareholders                          $ 9,719      $10,394
                                                    =======      =======

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March
31, 1997 and 1996:

                                                  Three Months Ended
Components of Electric                                 March 31,
  Operating Income                                1997          1996
                                                     (In thousands)
                                                     (Unaudited)
Revenue:
Electric retail                                  $69,339       $73,256
Sales for resale                                   3,953         3,435
                                                 -------       -------
   Total revenue                                  73,292        76,691
                                                 -------       -------
Cost of sales:
Cost of fuel                                      21,727        25,932
Purchased power expense                            4,104         2,262
Revenue taxes                                      3,600         3,645
                                                 -------       -------
   Total cost of sales                            29,431        31,839
                                                 -------       -------
     Gross margin                                 43,861        44,852
                                                 -------       -------
Operating expenses:
Other operation and maintenance                   18,314        18,737
Depreciation and amortization                     10,974        10,766
Income and other taxes                             4,667         5,264
                                                 -------       -------
   Total operating expenses                       33,955        34,767
                                                 -------       -------
     Electric operating income                   $ 9,906       $10,085
                                                 =======       =======

Electric gross margin and retail sales volumes decreased 2% and 5%, respectively, for the three months ended March 31, 1997, compared to the same period in 1996. Residential and commercial sales decreased 5% and 4%, respectively, primarily due to an 8% decrease in heating degree days compared to the same period in 1996. Industrial sales decreased 5% due primarily to decreased demand by several large customers and to customers switching to off-system suppliers under CILCO's Power Quest program (see Part II.
Item 5:  Other Information, Power Quest Electric Pilot
Programs).

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected by deregulation and increased competition in the electric utility industry (see Part II. Item 5: Other Information, Competition).

Sales for resale increased during the first quarter of 1997 due to favorable market conditions. Sales for resale vary based on CILCO's available capacity for bulk power sales, the market price of power available for sale and the energy requirements of neighboring utilities. CILCO expects increased competition in the market for sales for resale and purchased power.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel decreased 16% in the first quarter of 1997, compared to the same period in 1996. The decrease was due to a 10% decrease in electric generation, resulting from a scheduled maintenance outage commencing March 1 at CILCO's Duck Creek generation facility, and a 13% reduction in the cost of coal burned.

Purchased power increased for the three months ended March 31, 1997, compared to the same period in 1996 primarily due to the scheduled outage at the Duck Creek facility. Purchased power expense varies based on CILCO's need for energy and the market price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 2% for the three months ended March 31, 1997, compared to the corresponding period in 1996. The decrease was primarily due to decreased employee salaries and employee pension and benefit expenses as a result of the 1996 early retirement program. Tree trimming expenses also decreased. Increases in power plant maintenance expenses associated with the outage at the Duck Creek generation facility and increases in outside service costs partially offset the decrease for the first quarter of 1997.

Depreciation and amortization expense increased 2%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense decreased primarily due to lower pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 1997 and 1996:

                                                   Three Months Ended
Components of Gas                                       March 31,
  Operating Income                                 1997          1996
                                                     (In thousands)
                                                       (Unaudited)
Revenue:
Sale of gas                                        $90,467      $75,290
Transportation services                              2,036        2,750
                                                   -------      -------
   Total revenue                                    92,503       78,040
                                                   -------      -------
Cost of sales:
Cost of gas                                         61,667       45,589
Revenue taxes                                        3,566        3,678
                                                   -------      -------
   Total cost of sales                              65,233       49,267
                                                   -------      -------
     Gross margin                                   27,270       28,773
                                                   -------      -------
Operating expenses:
Other operation and maintenance                      7,950        7,965
Depreciation and amortization                        4,419        4,288
Income and other taxes                               5,610        6,413
                                                   -------      -------
   Total operating expenses                         17,979       18,666
                                                   -------      -------
     Gas operating income                          $ 9,291      $10,107
                                                   =======      =======

Gas gross margin decreased 5% for the quarter ended March 31, 1997, compared to the same period in 1996. Residential sales decreased 13% for the first quarter of 1997 primarily due to warmer winter weather. Heating degree days were 8% lower compared to the same period in 1996. Commercial sales increased 10% for the quarter due to customers switching from gas transportation to CILCO system supply as a result of the competitiveness of CILCO's gas price and a 1996 Illinois law which exempts certain customers from the state gross receipts tax on sales of natural gas. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation in the natural gas industry.

Revenue from gas transportation services decreased 26% while sales volumes increased 5% for the first quarter of 1997 compared to the same period in 1996. The revenue decrease was not proportional to the increase in volume due to increased transportation of gas by customers using Rate 10 contract service, which has a lower per unit charge than other classes of transportation service. Rate 10 customers have the ability to connect directly to interstate pipelines and bypass CILCO's gas system. Rates are negotiated individually with Rate 10 customers. In addition, transportation revenues decreased due to commercial customers switching back to CILCO system supply during the first quarter of 1997.

The cost of gas increased 35% for the quarter ended March 31, 1997, compared to the same period in 1996. This increase was primarily due to higher natural gas prices from CILCO's suppliers. The higher natural gas prices, which accounted for the majority of the 20% increase in gas retail revenue, were passed through to CILCO's gas customers via the PGA. The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses remained relatively constant for the three months ended March 31, 1997, compared to the same period in 1996. Decreases in employee salaries, pensions and benefits due to the 1996 early retirement program were partially offset by increases in outside service costs.

Depreciation and amortization expense increased 3% for the quarter ended March 31, 1997, compared to the same period in 1996, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense decreased for the quarter ended March 31, 1997, primarily due to lower pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months ended March 31, 1997 and 1996:

                                                   Three Months Ended
Components of Other Income and                          March 31,
  Deductions and Interest Expense                   1997        1996
                                                     (In thousands)
                                                       (Unaudited)
Net interest expense                               $(5,694)     $(5,914)
Income taxes                                           670          712
Other                                               (1,122)      (1,072)
                                                   -------      -------
   Other income (deductions)                       $(6,146)     $(6,274)
                                                   =======      =======

Interest expense decreased primarily as a result of a lower long-term debt balance during the first quarter of 1997 compared to the same period in 1996.

QST (Excluding ESE)

The following table summarizes the revenue and expenses for QST for the three months ended March 31, 1997 and 1996.


                                         Three Months Ended
                                               March 31,

                                         1997          1996
Components of QST Net Loss                 (In thousands)
                                             (Unaudited)
Revenue:
Electric revenue                         $   629     $    --
Gas revenue                                5,316          --
Telecommunications revenue                    73          --
                                          ------      -------
     Total revenue                         6,018          --

Cost of sales:
Cost of electricity                          590          --
Cost of gas                                5,082          --
Cost of sales - Telecommunications            34          --
                                          ------      -------
     Total cost of sales                   5,706          --
                                          ------      -------
          Gross margin                       312          --
                                          ------      -------
Other expenses:
General and administrative                 1,619          786
Depreciation and amortization                 61            5
Interest                                     109          --
                                          ------      -------
     Total other expenses                  1,789          791
                                          ------      -------
          Net loss before taxes           (1,477)        (791)

     Income taxes                           (586)        (345)
                                          ------      -------
QST net loss                              $ (891)     $  (446)
                                          =======     ========

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. QST's initial focus has been to compete against energy suppliers who participate in CILCO's Power Quest programs. QST also competes against marketers to provide energy and services to customers of utilities and other energy providers which will offer, or be required to offer, similar retail competition programs and to sell energy to customers who may already have the ability to choose their energy supplier. QST provides a portfolio of non-regulated, energy-related products and services.

QST Energy's wholly-owned subsidiary, QST Energy Trading
Inc. (QST Trading), is a wholesale natural gas and power marketer which purchases, sells and brokers energy and capacity at market-based rates to other marketers, including QST Energy, utilities and other customers. QST Energy and QST Trading currently have offices in Peoria, Chicago and Houston. Additional offices may be opened as the company continues to grow. QST is successfully obtaining additional large commercial and industrial customers in the Chicago area and in the pilot program of a non-affiliated Illinois utility.

QST Enterprises, through QST Trading, entered into a marketing services agreement on March 24, 1997, with Trebor Energy Resources, a Houston-based natural gas marketing and trading company, whereby Trebor will purchase, transport and sell natural gas on behalf of QST to utilities, industrial and commercial customers principally in the Gulf Coast, Midwest and Northeast markets. Currently, QST is involved in negotiations to acquire Trebor's assets whereby the principals of Trebor will become QST employees. If the acquisition proceeds to completion, QST expects that the purchase price will be paid under a deferred payment arrangement based on predetermined performance measures and therefore cannot currently be determined.

QST's net loss for the first three months of 1997 was caused primarily by outside services and administrative and general expenses, including salaries, which are not being covered by revenues at this early stage of QST's development. Gas revenue for the first quarter of 1997 resulted primarily from wholesale sales of gas by QST Trading, while electric revenues were from participation by QST Energy in Power Quest and a pilot program of another Illinois utility. QST Energy also participates in the Power Quest gas pilot program, but revenues from this program are not material. Losses are expected to continue in 1997, but at a reduced level, as QST continues to develop its businesses. Revenues are anticipated to increase as the company grows through participation in additional pilot programs; retail sales of energy to other energy marketers, commercial and industrial customers; and wholesale natural gas and power marketing transactions.

ESE Operations

The following table summarizes the components of the environmental and engineering services results for the three months ended March 31, 1997 and 1996:

Components of ESE Net Loss                         Three Months Ended
                                                       March 31,
                                                   1997        1996
                                                     (In thousands)
                                                       (Unaudited)
Revenue:
Environmental and engineering
 services revenue                                 $17,623      $20,475
Direct non-labor project costs                      6,000        5,666
                                                  -------      -------
   Net revenue                                     11,623       14,809
                                                  -------      -------
Expenses:
Direct salaries and other costs                     6,565        9,407
General and administrative                          5,252        6,749
Depreciation and amortization                       1,066        1,332
                                                  -------      -------
   Operating expenses                              12,883       17,488
                                                  -------      -------
Interest expense                                      142          396
                                                  -------      -------
Loss before income taxes                           (1,402)      (3,075)
Income taxes                                         (473)      (1,103)
                                                  -------      -------
   ESE net loss                                   $  (929)     $(1,972)
                                                  =======      =======

ESE's quarterly results in recent periods have been affected by such factors as project delays, which may be caused by delays in regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time ESE professionals have in the field; corporate repositioning costs; and increased competition in all aspects of the business. Accordingly, results from one quarter are not necessarily indicative of results for any other quarter or for the year.

ESE's net revenues decreased by $3 million, or 22%, for the three months ended March 31, 1997, compared to the same period in 1996. The net revenue decrease for this period resulted from ongoing changes in environmental regulatory requirements of many states, funding delays at the federal level and increased competition in the consulting and laboratory businesses, and industry overcapacity.

Direct salaries and other expenses include the cost of professional and technical staff and other costs billable to customers. These costs include salaries and related fringe benefits, including employer paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct and indirect salary expense decreased by $2.8 million or 30% for the three months ended March 31, 1997, compared to the same period in 1996. This decrease is primarily due to a reduction in the number of technical staff to match decreased levels of business activity.

General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; supply expenses; and corporate administrative expenses. General and administrative expenses decreased by $1.5 million or 22% for the three months ended March 31, 1997. The decrease for this period resulted from lower general and administrative salary and related benefits expense, and cost controls.

ESE will continue to position itself to take advantage of new market opportunities. ESE may also collaborate with QST to provide environmental consulting and laboratory services for QST customers. The bundled services that QST will offer its customers will include the environmental consulting capabilities of ESE.

Due to the labor intensive nature of ESE's business, ESE has the ability to adjust staffing levels to recognize changing business conditions. ESE had 690 full-time equivalent employees at March 31, 1997, compared to 1,016 employees at March 31, 1996. To better utilize ESE's resources as part of CILCORP's commitment to efficiently market non-regulated energy and related services, ESE became a subsidiary of QST effective October 29, 1996. During 1997, management will continue to evaluate ESE's role in QST's and CILCORP's business strategy. This evaluation, which will take into account ESE's ongoing performance and integration with QST's operations, may result in adjustments to the carrying value of ESE's assets. ESE's future business activity and profitability will continue to be impacted by the level of demand for its services, which is affected by government funding levels, the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal, and clean-up of hazardous wastes. The market for ESE's services is highly competitive; however, no single entity currently dominates the environmental and engineering consulting services marketplace.

Other Businesses Operations

The following table summarizes the components of Other
Businesses losses for the three months ended March 31, 1997 and 1996.

                                           Three Months Ended
                                                March 31,
Components of Other Businesses               1997     1996
Net Income (Loss)                            (In thousands)
                                               (Unaudited)
Revenue:
   Other revenue                           $ 2,800     $2,780
                                           -------     ------
Expenses:
   Operating Expenses                        3,621      1,486
   Depreciation and amortization                48         47
   Interest expense                          1,168      1,340
   Income and other taxes                   (1,311)       198
                                           -------     ------
   Total expenses                            3,526      3,071
                                           -------     ------
Other businesses net loss                  $  (726)    $ (291)
                                           =======     ======

Other revenues remained relatively constant for the three months ended March 31, 1997.

Operating expenses increased for the three months ended
March 31, 1997, compared to the same periods in 1996, primarily due to higher expenses related to the Caterpillar
Alliance at CVI (see Part II. Item 5: Other Information,
Power Quest Electric Pilot Programs).

Income and other taxes were lower in the three months ended
March 31, 1997, compared to the same periods in 1996, primarily due to lower pre-tax income and tax credits received in 1997 from affordable housing tax credit investments committed to during the fourth quarter of 1996.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1.
Business" in the Company's 1996 Annual Report on Form 10-K
(the "1996 Form 10-K"), and "Note 2. Gas Pipeline Supplier Transition Costs,"
Note 3. Contingencies," and "Note 5. Open Access Electric Transmission," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

CILCO

In July 1996, a United States District Court judge entered an order summarily dismissing a lawsuit filed against CILCO seeking damages related to alleged coal tar contamination from a gas manufacturing plant which was owned but never operated by CILCO. This decision, which was based on the grounds that the applicable statute of limitations has expired, was upheld on March 17, 1997, by the 7th Circuit
Court of Appeals.

Item 4:  Submission of Matters to a Vote of Security Holders

Shareholders cast the following votes at the Company's
Annual Meeting of Shareholders held April 22, 1997:

                                     Votes         Abstentions
                                     Against         &
                       Votes         or             Broker
                       for           Withheld       Non-Votes
Elected to the Board
of  Directors:
M. Alexis              10,952,501     254,057        0
H. S. Peacock          10,954,535     252,023        0
R. N. Ullman           10,972,092     234,466        0
R. O. Viets            10,957,047     249,511        0

Amend Bylaws and/or
 Articles of
 Incorporation  to
 establish a minimum
 level of stock
 ownership  for
 directors               1,343,813    7,774,861   2,742,830

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

CILCO anticipates significant changes in the electric utility industry at both the wholesale and retail levels in the years to come, including increased competition. CILCO also anticipates changes in the natural gas industry at the retail level. Management cannot predict the ultimate effect of these changes, but believes that they will eventually result in all customers having the opportunity to select the energy supplier of their choice and that low operating costs, improved efficiency and new and better services and products will be the key competitive factors for utilities and other energy providers.

CILCO has introduced legislation that will, if approved by the Illinois General Assembly and the Governor, institute changes to open the electric markets in Illinois to competition by January 1, 1998 (see CILCO Consumer Choice Legislation). Broadened consumer choice throughout Illinois and the nation will expand CILCORP's business opportunities.

Power Quest Retail Competition Pilot Programs

In 1996, to lead the movement toward increased customer choice, CILCO began Power Quest, which consists of two electric pilot retail competition programs and a natural gas pilot retail competition program. The programs offer greater choice to customers and provide the opportunity for CILCO and certain of its electric and natural gas customers to participate in a competitive business environment. The electric programs were approved by the ICC in March 1996 and approved by the FERC in April 1996 (see Power Quest Electric
Pilot Programs).   The natural gas program was approved by
the ICC in June 1996 (see Power Quest Gas Pilot Program).

Power Quest Electric Pilot Programs

One of CILCO's electric pilot programs permits eight of CILCO's largest industrial customers that have peak loads of 10 megawatts or more to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases from other suppliers by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). CILCO may extend the program's two year term with the approval of the ICC. Industrial customers began receiving electricity under this Power Quest program in May 1996. For the industrial pilot program, CILCO could experience a reduction in pre-tax income of up to $5.4 million on an annual basis if the entire 50 megawatts of eligible industrial capacity moved to off-system suppliers. CILCORP has formed a strategic alliance (which has a term concurrent with the Power Quest Electric Pilot Program) with Caterpillar Inc. (Caterpillar), the largest of the industrial customers eligible to participate in Power Quest. Caterpillar remained a full requirements customer of CILCO for the first year of the Power Quest program, and in exchange, CILCORP provided additional value-added services and innovative solutions to energy and environmental needs of Caterpillar. Costs associated with the Caterpillar alliance are reflected in Other Businesses Operations. During the second year of the alliance which began May 1, 1997, Caterpillar began purchasing a portion of its Power Quest allocation off-system (including from QST) and will continue to receive products and services under the strategic alliance.

CILCO has offset some of the reduced profit margin by increased wholesale electric sales outside its service territory. Based on participation levels by eligible industrial customers through March 1997, CILCORP experienced a reduction of $1 million of pre-tax income for the first quarter of 1997 (including costs associated with the Caterpillar alliance offset by gross margins earned by QST). Assuming the same participation level for all of 1997, CILCORP would experience a reduction to pre-tax income, excluding costs associated with the Caterpillar alliance, of $1.4 million.

In the other Power Quest electric program, CILCO designated six areas within its service territory as Open Access Sites for up to five years. The sites include the Central
Illinois communities of Heyworth, Manito, Peoria Heights and Williamsville; a large regional shopping center in Peoria;
and a developing commercial business site in Lincoln.
During this period, approximately 5,500 customers located within these Open Access Sites are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. CILCO may extend the program's five year term with ICC approval. Customers in all but the Peoria
Heights Open Access Sites began receiving electricity from suppliers other than CILCO in May 1996. Energy deliveries in Peoria Heights began in February 1997. If all eligible customers in Open Access Sites participate in Power Quest,
CILCO would experience a reduction in pre-tax income of up to $1.5 million on an annual basis. Based upon participation levels by eligible commercial and residential customers through March 1997, CILCORP experienced a reduction of $.1 million of pre-tax income for the first quarter of 1997. Assuming the same participation level for all of 1997, CILCORP would experience a reduction to pre-tax income of $.5 million. QST Energy, despite competition from other suppliers, is currently serving more than 90% of the Power Quest customers who have chosen a supplier other than CILCO.

Power Quest Gas Pilot Program

CILCO's gas residential pilot program is a five year program that allows residential gas customers located in sites designated by CILCO to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. CILCO selected the Central Illinois towns of Heyworth, Manito, and Williamsville as the initial sites for the gas pilot program and later added the city of Springfield, Illinois, subject to the limitation that no more than 8,000 residential customers from Springfield may participate in the program. Participants in the gas retail pilot program began receiving natural gas from other suppliers in October 1996. This program did not have a material adverse impact on CILCO's 1996 or first quarter 1997 financial position or results of operations nor does management believe this program will have a material adverse impact on CILCO's future financial position or results of operations.

CILCO Consumer Choice Legislation

CILCO has assisted legislators in developing a Consumer Freedom to Choose Electricity Law (Choice Law) to be considered by the Illinois General Assembly in 1997. The Choice Law, if enacted: (1) provides that beginning January 1, 1998, consumers in Illinois may purchase electricity and customer-related services from any supplier they choose; (2) continues monopoly services where appropriate; (3) allows for a smooth transition to a competitive market; (4) ensures life-sustaining requirements for electricity are met for residential customers; (5) allows for financially distressed utilities to prove their need for assistance through the transition to a competitive market via a lost margin charge;
(6) removes unnecessary regulation; and (7) creates a level playing field where taxation is not a barrier to effective supplier competition. On March 7, 1997, another electric restructuring bill was introduced in the Illinois House of Representatives. Under this CILCO-supported bill, all electric customers served by investor-owned utilities will have the opportunity to buy electricity from their provider of choice beginning May 1, 1998. Other legislative proposals regarding electric utility competition have been, or are expected to be, introduced in the General Assembly and in the United States Congress. Management cannot predict the ultimate form of any legislation which may be enacted.

Corporate Repositioning

In preparation for a competitive marketplace, the Company has undertaken corporate repositioning activities, including developing new product offerings, upgrading customer data systems, and tapping needed expertise through alliances, consulting relationships, and the hiring of employees with experience in competitive markets. During the first quarter of 1997, the Company and its subsidiaries incurred approximately $1.5 million of pre-tax expense for these repositioning activities.

CILCO's Union Contracts

CILCO is presently in contract negotiations with one of its unions, the International Brotherhood of Electrical Workers
(IBEW). The contract expires on June 30, 1997. The IBEW represents approximately 460 CILCO gas and electric department employees. The current contract with the International Brotherhood of Firemen and Oilers (IBF&O), which represents approximately 208 CILCO employees, expires
June 30, 1998.

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



Date  May 12, 1997                            R. O.Viets
                                              R. O. Viets
                                      President and Chief Executive Officer


Date  May 12, 1997                            T. D. Hutchinson
                                              T. D.Hutchinson
                                              Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  May 12, 1997                 T. S. Romanowski
                                   T. S. Romanowski
                               Vice President and Chief
                                   Financial Officer




Date  May 12, 1997                 T. D. Hutchinson
                                   T. D. Hutchinson
                               Controller and Manager
                                   of Accounting