Form 10-Q
period 1997-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1997-08-11
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended June 30, 1997

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
                    Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
               shares outstanding at July 31, 1997       13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
               held by CILCORP Inc. at July 31, 1997     13,563,871
                          CILCORP INC.
                               AND
                  CENTRAL ILLINOIS LIGHT COMPANY
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997
                              INDEX


PART I.   FINANCIAL INFORMATION                  Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                       3-4

            Consolidated Statements of Income                  5

            Consolidated Statements of Cash Flows             6-7

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                       8-9

            Consolidated Statements of Income                  10

            Consolidated Statements of Cash Flows             11-12

          Notes to Consolidated Financial Statements          13-15
            CILCORP Inc. and Central Illinois Light Company

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations               16-29
            CILCORP Inc. and Central Illinois Light Company

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                     30

Item 5:   Other Information                                   30-32

Item 6:   Exhibits and Reports on Form 8-K                      33

Signatures                                                    34-35

                  CILCORP INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In thousands)

                                                       June 30,      December 31,
                                                         1997            1996
ASSETS                                                (Unaudited)
Current assets:
Cash and temporary cash investments                    $    7,883   $    4,941
Receivables, less reserves of $3,266 and                   78,839       78,309
$2,600
Accrued unbilled revenue                                   23,469       39,851
Fuel, at average cost                                       8,804        7,643
Materials and supplies, at average cost                    13,310       15,126
Gas in underground storage, at average cost                13,180       24,723
Prepayments and other                                      25,307       11,614
                                                      -----------   ----------
     Total current assets                                 170,792      182,207
                                                      -----------   ----------
Investments and other property:
Investment in leveraged leases                            136,000      133,030
Cash surrender value of company-owned life
   insurance, net of related policy loans of                1,851        2,128
   $41,349 and $37,948
Other investments                                          19,068       19,679
                                                       ----------   ----------
   Total investments and other property                   156,919      154,837
                                                       ----------   ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                             1,197,155    1,186,110
   Gas                                                    393,871      393,246
                                                       ----------   ----------
                                                        1,591,026    1,579,356
Less - accumulated provision for depreciation             744,705      724,398
                                                       ----------   ----------
                                                          846,321      854,958
Construction work in progress                              19,034       15,092
Other, net of depreciation                                 21,665       21,554
                                                       ----------   ----------
     Total property, plant and equipment                  887,020      891,604
                                                       ----------   ----------
Other assets:
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $5,348 and $4,997                                       22,790       23,141
Other                                                      22,532       33,904
                                                       ----------   ----------
     Total other assets                                    45,322       57,045
                                                       ----------   ----------
     Total assets                                      $1,260,053   $1,285,693
                                                       ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                  CILCORP INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In thousands)

                                                          June 30,   December 31,
                                                            1997       1996
LIABILITIES AND STOCKHOLDERS' EQUITY                    (Unaudited)
Current liabilities:
Current portion of long-term debt                       $   13,686  $  23,057
Notes payable                                               35,700     27,900
Accounts payable                                            60,490     63,434
Accrued taxes                                                1,469      8,801
Accrued interest                                             9,281     10,711
Purchased gas adjustment over-recoveries                     4,489        601
Other                                                       19,937     22,867
                                                        ---------- ----------
     Total current liabilities                             145,052    157,371
                                                        ---------- ----------
Long-term debt                                             310,180    320,666
                                                        ---------- ----------
Deferred credits and other liabilities:
Deferred income taxes                                      233,550    235,239
Regulatory liability of regulated subsidiary                67,706     68,565
Deferred investment tax credit                              21,959     22,801
Other                                                       48,502     46,726
                                                        ---------- ----------
     Total deferred credits                                371,717    373,331
                                                        ---------- ----------
Preferred stock of subsidiary                               66,120     66,120
                                                        ---------- ----------
Stockholders' equity:
Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,610,680
   shares                                                  190,760    190,760
Retained earnings                                          176,224    177,445
                                                        ---------- ----------
     Total stockholders' equity                            366,984    368,205
                                                        ---------- ----------
     Total liabilities and stockholders' equity         $1,260,053 $1,285,693
                                                        ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                  CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Income
                         (In thousands)*
                           (Unaudited)

                                Three Months Ended         Six Months Ended
                                      June 30,                 June 30,
                                  1997       1996          1997       1996
Revenue:
Electric                       $ 81,011    $ 76,087     $154,303    $152,778
Gas                              30,509      32,347      123,012     110,387
Non-regulated energy and energy
  services                       41,229         224       47,247         224
Environmental and
engineering services             19,551      21,380       37,174      41,855
Other businesses                  2,090       1,897        4,890       4,676
                               --------    --------     --------    --------
   Total                        174,390     131,935      366,626     309,920
                               --------    --------     --------    --------
Operating expenses:
Fuel for generation and
purchased power                  28,230      22,534       54,652      50,728
Gas purchased for resale         51,989      16,254      118,738      61,843
Other operations and maint.      52,738      55,818      101,842     106,289
Depreciation and amort.          16,691      16,563       33,438      33,178
Taxes, other than income taxes    8,291       8,655       19,400      20,292
                               --------    --------     --------    --------
   Total                        157,939     119,824      328,070     272,330
                               --------    --------     --------    --------
Fixed charges and other:
Interest expense                  6,974       8,128       14,057      14,901
Preferred stock dividends of
  subsidiary                        811         786        1,597       1,601
Allowance for funds used during
  construction                     (110)        (35)        (118)        (70)
Other                               242        (535)         572         409
                               --------    --------     --------    --------
   Total                          7,917       8,344       16,108      16,841
                               --------    --------     --------    --------
Income before income taxes        8,534       3,767       22,448      20,749
Income taxes                      2,717       1,240        6,912       7,829
                               --------    --------     --------    --------
   Net income available for common
    stockholders               $  5,817    $  2,527     $ 15,536    $ 12,920
                               ========    ========     ========    ========
Average common shares
outstanding                      13,611      13,455       13,611      13,404

   Net income per common share $    .43    $    .19     $   1.14    $    .96

   Dividends per common share  $   .615    $   .615     $   1.23    $   1.23

*Except per share amounts
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                  CILCORP INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)
                                                         Six Months Ended
                                                            June 30,
                                                         1997      1996
 Cash flows from operating activities:
 Net income before preferred dividends                $ 17,133  $ 14,521
                                                      --------  --------
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Non-cash lease & investment income                   (2,543)   (2,987)
   Depreciation and amortization                        33,438    33,178
   Deferred income taxes, investment tax credit and
     regulatory liability of subsidiary                 (3,390)      383
 Changes in operating assets and liabilities:
   Decrease in accounts receivable and
     accrued unbilled revenue                           15,852    25,450
   Decrease in inventories                              12,198    10,751
   Decrease in accounts payable                         (2,944)   (5,223)
   Decrease in accrued taxes                            (7,332)   (3,340)
   (Increase) decrease in other assets                  (2,321)    6,888
   Increase (decrease) in other liabilities              1,304    (3,109)
                                                      --------  --------
   Total adjustments                                    44,262    61,991
                                                      --------  --------
   Net cash provided by operating activities            61,395    76,512
                                                      --------  --------
 Cash flows from investing activities:
 Additions to plant                                    (26,180)  (21,940)
 Other                                                  (1,878)     (953)
                                                      --------  --------
      Net cash used in investing activities            (28,058)  (22,893)
                                                      --------  --------
 Cash flows from financing activities:
 Net increase (decrease) in short-term debt              7,800   (40,230)
 Net decrease in long-term debt                        (19,857)  (15,963)
 Common dividends paid                                 (16,741)  (16,466)
 Preferred dividends paid                               (1,597)   (1,601)
 Proceeds from issuance of stock                            --     6,865
                                                      --------  --------
      Net cash used in financing activities            (30,395)  (67,395)
                                                      --------  --------
 Net increase (decrease) in cash and
   temporary cash investments                            2,942   (13,776)
 Cash and temporary cash investments at
   beginning of year                                     4,941    17,100
                                                      --------  --------
 Cash and temporary cash investments at end
   of quarter                                         $  7,883  $  3,324
                                                      ========  ========

 Supplemental disclosures of cash flow
 information:

 Cash paid during the period for:
    Interest                                          $ 16,494  $ 15,071

    Income Taxes                                      $ 17,622  $  7,832

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 CENTRAL ILLINOIS LIGHT COMPANY
                   Consolidated Balance Sheets
                         (In thousands)
                                                    June 30,      December 31,
ASSETS                                                1997            1996
(Unaudited)
Utility plant, at original cost:
  Electric                                          $1,197,155  $1,186,110
  Gas                                                  393,871     393,246
                                                    ----------  ----------
                                                     1,591,026   1,579,356
  Less - accumulated provision for depreciation        744,705     724,398
                                                    ----------  ----------
                                                       846,321     854,958
Construction work in progress                           19,034      15,092
Plant acquisition adjustments, net of
  amortization                                           1,574       1,930
                                                    ----------  ----------
    Total utility plant                                866,929     871,980
                                                    ----------  ----------                                                        --
Other property and investments:
Cash surrender value of company-owned life
  insurance (net of related policy loans
  $41,349 and $37,948)                                   1,851       2,128
Other                                                    1,547       1,553
                                                    ----------  ----------
    Total other property and investments                 3,398       3,681
                                                    ----------  ----------
Current assets:
Cash and temporary cash investments                        690       1,662
Receivables, less reserves of $1,579 and $1,000         33,400      43,604
Accrued unbilled revenue                                23,469      30,879
Fuel, at average cost                                    8,804       7,643
Materials and supplies, at average cost                 13,310      15,126
Gas in underground storage, at average cost             12,686      24,222
Prepaid taxes                                            6,072       1,183
Other                                                    4,582       9,668
                                                    ----------  ----------
    Total current assets                               103,013     133,987
                                                    ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt                      5,344       5,572
Unamortized debt expense                                 2,108       2,198
Prepaid pension cost                                       496         496
Other                                                   12,267      18,255
                                                    ----------  ----------
    Total deferred debits                               20,215      26,521
                                                    ----------  ----------
Total assets                                        $  993,555  $1,036,169
                                                    ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                 CENTRAL ILLINOIS LIGHT COMPANY
                   Consolidated Balance Sheets
                         (In thousands)
                                                       June 30,   December 31,
CAPITALIZATION AND LIABILITIES                           1997         1996
                                                     (Unaudited)
Capitalization:
Common shareholder's equity:
  Common stock, no par value; authorized
  20,000,000 shares; outstanding
    13,563,871 shares                                 $  185,661  $  185,661
  Retained earnings                                      133,908     136,629
                                                      ----------  ----------
      Total common shareholder's equity                  319,569     322,290
Preferred stock without mandatory redemption              44,120      44,120
Preferred stock with mandatory redemption                 22,000      22,000
Long-term debt                                           267,812     278,439
                                                      ----------  ----------
       Total capitalization                              653,501     666,849
                                                      ----------  ----------
Current liabilities:
Current maturities of long-term debt                      10,650      20,000
Notes payable                                             13,000       9,900
Accounts payable                                          31,171      46,126
Accrued taxes                                              3,398       7,013
Accrued interest                                           8,433       9,761
Purchased gas adjustment over-recoveries                   4,489         601
Level payment plan                                            22       2,737
Other                                                      4,705       5,831
                                                      ----------  ----------
       Total current liabilities                          75,868     101,969
                                                      ----------  ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                        133,417     135,251
Regulatory liability                                      67,706      68,565
Investment tax credits                                    21,959      22,801
Capital lease obligation                                   2,406       2,621
Other                                                     38,698      38,113
                                                      ----------  ----------
       Total deferred liabilities and credits            264,186     267,351
                                                      ----------  ----------
Total capitalization and liabilities                  $  993,555  $1,036,169
                                                      ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                 CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Income
                         (In thousands)
                           (Unaudited)
                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                     1997        1996        1997        1996
Operating revenue:
Electric                          $ 81,011    $ 76,087    $154,303    $152,778
Gas                                 30,509      32,347     123,012     110,387
                                  --------    --------    --------    --------
      Total operating revenues     111,520     108,434     277,315     263,165
                                  --------    --------    --------    --------
Operating expenses:
Cost of fuel                        22,016      20,424      43,743      46,356
Cost of gas                         13,136      16,254      74,803      61,843
Purchased power                      4,042       2,110       8,146       4,372
Other operation expenses            20,777      23,599      40,385      44,174
Maintenance                          9,108       7,658      15,764      13,785
Depreciation and amortization       15,394      15,011      30,787      30,065
Income taxes                         5,068       3,528      12,316      12,142
Other taxes                          7,597       7,662      17,792      18,048
                                  --------    --------    --------    --------
      Total operating expenses      97,138      96,246     243,736     230,785
                                  --------    --------    --------    --------
Operating income                    14,382      12,188      33,579      32,380
                                  --------    --------    --------    --------
Other income and deductions:
Cost of equity funds capitalized        57          19          31          38
CILCO owned life insurance            (242)       (203)       (572)       (409)
Other, net                             (66)         72        (104)         12
                                  --------    --------    --------    --------
      Total other income and
         (deductions)                 (251)       (112)       (645)       (359)
                                  --------    --------    --------    --------
Income before interest expenses     14,131      12,076      32,934      32,021
                                  --------    --------    --------    --------
Interest expenses:
Interest on long-term debt           4,960       5,223      10,104      10,527
Cost of borrowed funds
  capitalized                          (54)        (16)        (88)        (32)
Other                                  658         559       1,300       1,298
                                  --------    --------    --------    --------
      Total interest expense         5,564       5,766      11,316      11,793
                                  --------    --------    --------    --------
Net income                           8,567       6,310      21,618      20,228
                                  --------    --------    --------    --------
Dividends on preferred stock           811         786       1,597       1,601
                                  --------    --------    --------    --------
Net income available for
  common stock                    $  7,756    $  5,524    $ 20,021    $ 18,627
                                  ========    ========    ========    ========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                 CENTRAL ILLINOIS LIGHT COMPANY
              Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)
                                                   Six Months Ended
                                                        June 30,
                                                   1997         1996
Cash flows from operating activities:
Net income before preferred dividends            $ 21,618     $  20,228
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                    31,143        30,420
  Deferred taxes, investment tax credits and
    regulatory liability                           (3,535)       (2,303)
  Decrease in accounts receivable                  10,204         5,305
  Decrease in fuel, materials and supplies,
    and gas in underground storage                 12,191        10,330
  Decrease in unbilled revenue                      7,410         9,882
  Decrease in accounts payable                    (14,955)       (8,195)
  Decrease in accrued taxes and interest           (4,943)       (2,365)
  Capital lease payments                              323           322
  Decrease in other current assets                    197        14,067
  Increase (decrease) in other current
    liabilities                                        47        (2,539)
  Decrease in other non-current assets              7,243         3,729
  Increase (decrease) in other non-current
    liabilities                                       635           (23)
                                                 --------      --------
    Net cash provided by operating activities      67,578        78,858
                                                 --------      --------
Cash flows from investing activities:
  Capital expenditures                            (22,865)      (20,798)
  Cost of equity funds capitalized                    (31)          (38)
  Other                                            (4,093)       (1,322)
                                                 --------      --------
    Net cash used in investing activities         (26,989)      (22,158)
                                                 --------      --------
Cash flows from financing activities:
  Common dividends paid                           (22,741)      (29,464)
  Preferred dividends paid                         (1,597)       (1,601)
  Retirement of long-term debt                    (20,000)      (16,000)
  Payments on capital lease obligation               (323)         (322)
  Decrease in short-term borrowing                  3,100       (24,600)
                                                 --------      --------
    Net cash used in financing activities         (41,561)      (71,987)
                                                 --------      --------
Net decrease in cash and temporary cash
  investments                                        (972)      (15,287)

Cash and temporary cash investments at beginning
  of year                                           1,662        16,556
                                                 --------      --------
Cash and temporary cash investments at june 30   $    690      $  1,269
                                                 ========      ========


Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

  Interest (net of cost of borrowed funds
      capitalized)                               $ 13,129      $ 12,177
  Income taxes                                     22,829         7,261

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

         CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc. (ESE), and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Effective October 29, 1996, ESE became a subsidiary of QST. Effective June 1, 1997, ESE began operating under the name QST Environmental Inc. CILCORP owns directly or indirectly 100% of the common stock of its subsidiaries. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation.

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

NOTE 2.  Contingencies

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation work at one of the four sites has been completed. A risk assessment/remedial alternatives study at a second site was prepared in 1996, taking into consideration new clean-up options under current Illinois law. A revised remedial action plan for the second site has been finalized and will be submitted to the Illinois Environmental Protection Agency in August, 1997. Remediation of the site is expected to begin in late 1997. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of, any remediation of the remaining two sites, pending further studies.

During the six months ended June 30, 1997, CILCO paid approximately $84,000 to outside parties for former gas manufacturing plant site monitoring, legal fees and feasibility studies, and expects to spend approximately $300,000 during the remainder of 1997. A $3.3 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to ultimately incur. Coal tar remediation costs incurred through June 1997 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through June 30, 1997, CILCO has recovered approximately $5.1 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission
(ICC). Currently, that rider allows recovery of prudently incurred coal tar costs in the year they are incurred. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

NOTE 3.  Commitments

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company
(CIPS). This agreement provides for a minimum contract delivery rate from CIPS of 90 MW until the contract expires in May 1998.

In March 1995, CILCO and CIPS amended a limited-term power agreement reached in November 1992. This agreement, which now expires in May 2009, provides for CILCO to purchase up to 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009.

In a proceeding pending before the Federal Energy Regulatory Commission (FERC), CILCO has challenged the validity of the power agreements with CIPS because of the failure of CIPS to obtain FERC approval of the agreements. In the alternative, CILCO has requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In the initial decision in the proceeding, an Administrative Law Judge denied the request for an open season, and did not rule on the challenge to the validity of the power agreements. CILCO cannot predict how FERC will ultimately rule on these issues.

NOTE 4. Electric Transmission Open Access

On April 24, 1996, the FERC issued Order No. 888, Order No. 889, and a Notice of Proposed Rulemaking (NOPR). Order No. 888 requires all public utilities that own, operate or control interstate electric transmission facilities to file tariffs that will allow third parties, including power marketers and other utilities, the same transmission services that such utilities provide themselves and finalizes the conditions under which a utility may seek recovery of stranded costs from wholesale jurisdictional customers. The NOPR requests comments regarding the potential replacement of the single tariff contained in Order No. 888 with a capacity reservation tariff. CILCO filed an open access tariff under rulemaking provisions prior to the issuance of Order No. 888. This tariff was revised to comply with the final rule in Order No. 888. On March 4, 1997, FERC issued Order 888-A, which included a new pro-forma open access transmission tariff and a requirement that all utilities regulated by FERC file new open access transmission tariffs consistent with the new pro-forma tariff. On July 3, 1997, CILCO filed its tariff in compliance with Order 888-A.

CILCO's compliance filings under Order 888 and Order 888-A revised the charges for the provision of ancillary services. Those revised charges have not yet been approved, and remain subject to refund. If refunds were required, the amounts involved would not be significant, and in the opinion of management, would not have a material effect on the results of CILCO's operations.

Order No. 889 requires public utilities to implement Standards of Conduct and an Open Access Transmission Same-time Information System (OASIS). Effective May 13, 1997, FERC Order No. 889-A incorporated minor revisions to the original order and revised the policy on posting discounts. In accordance with FERC Orders 889 and 889-A, CILCO is using the OASIS to nominate, obtain and sell available electric transmission. On May 13, 1997, CILCO and QST Energy Trading Inc. revised their original Standards of Conduct as required by Order 889-A.

NOTE 5. New Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board
(FASB) issued Statement No. 128, "Earnings per Share" (SFAS
128). This statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997. In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other nonowner changes in equity. SFAS 131 establishes standards for reporting information about operating segments for interim and annual financial reports. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker to determine how to allocate resources and to assess performance. SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. None of the pronouncements issued by FASB in 1997 will have a material effect on the Company's financial position, results of operations or cash flows.

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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy) which began operations in 1996. QST also provides fiber optic services through QST Communications Inc. (QST Com). QST's operations include those of QST Environmental Inc., a former first-tier CILCORP subsidiary which became a QST subsidiary, effective October 29, 1996. QST Environmental Inc.'s results are currently reported as a separate business segment from QST's energy and telecommunications operations.

QST Environmental is an environmental consulting and engineering firm serving governmental, industrial and commercial customers. QST Environmental, through several subsidiaries, also acquires environmentally impaired property for remediation and resale, and manufactures geophysical instruments.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI invests in energy, biotechnology, and health care ventures, and in economic development projects in Central Illinois. CVI, through one of its subsidiaries, CILCORP Energy Services Inc.
(CESI), also provides services for CILCORP's strategic alliances with Caterpillar Inc. and other industrial customers (see Part
II. Item 5: Other Information, Power Quest Electric Pilot Programs). Additionally, CESI pursues energy-related opportunities in the non-regulated market.

                   Forward-Looking Information

Forward-looking information is included in Part I.  Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II. Item 5: Other Information. Such information generally relates to future expected or anticipated events or trends and identified contingencies and uncertainties. Certain material contingencies are also described in Note 2 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These factors include prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business; the extent and effect of participation by CILCO's customers in its Power Quest programs; and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors, including ongoing changes in environmental laws, regulations and policies which affect demand for QST Environmental's services; weather conditions; the extent and pace of development of competition for retail and wholesale customers; pricing and transportation of commodities; market demand for energy and for environmental consulting and analytical services; inflation; capital market conditions; and environmental protection and compliance costs. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.

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

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $50 million on a short-term basis. On June 30, 1997, CILCORP had committed bank lines of credit of $50 million, of which $19.7 million was outstanding.

The Company issued 275,074 shares of common stock at an average price of $41.55 during 1996 through the CILCO Employees' Savings Plan (ESP) and the CILCORP Inc. Investors Choice Automatic Reinvestment and Stock Purchase Plan (DRIP). Effective December 19, 1996, issuance of new shares of common stock through the ESP and DRIP was suspended. Depending on market conditions and corporate needs, the Company may issue additional shares of common stock through the ESP or the DRIP at any time. On December 23, 1996, the Company began a direct registration program to allow investors to make initial purchases of CILCORP common stock directly from the Company without utilizing the services of a broker. The proceeds from any newly-issued stock from the ESP or the DRIP have been, and will continue to be, used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at subsidiaries, and for other corporate purposes.

The Company had $42 million of medium-term notes outstanding at June 30, 1997. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $22.9 million for the six months ended June 30, 1997. Capital expenditures are anticipated to be approximately $30.3 million for the remainder of 1997. Capital expenditures for the years 1998 and 1999 are estimated to be $57.3 million and $53 million, respectively.

CILCO retired $20 million of first mortgage bonds in March 1997. Currently, CILCO does not plan to issue long-term debt during the remainder of 1997. CILCO intends to finance its 1997 and 1998 capital expenditures with funds provided by operations.

At June 30, 1997, CILCO had committed bank lines of credit aggregating $30 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $13 million of commercial paper outstanding at June 30, 1997 and expects to issue commercial paper periodically throughout the remainder of 1997.

QST (Excluding QST Environmental)

Capital expenditures totaled approximately $3.1 million for the six months ended June 30, 1997, and are anticipated to be approximately $1.5 million for the remainder of 1997, primarily for construction of fiber optic and other communications facilities. The property management company which operates the Sears Tower (Tower) in Chicago has contracted with QST to install a cogeneration system that would supply electricity to the Tower and its tenants. The Tower is the tallest building in North America, with 110 floors and 10,000 employees working in the building. QST estimates that installing the cogeneration system would save the Tower and its tenants approximately $2 million annually in energy costs when compared to current costs. However, the Tower's current utility provider, Commonwealth Edison (ComEd), refused to allow QST necessary access to its distribution system. On April 28, QST and Tower filed a joint complaint with the Illinois Commerce Commission (ICC) alleging that ComEd's refusal to permit an interconnection constituted a violation of the Illinois Public Utilities Act. On May 22, ComEd filed a motion to dismiss the complaint. On July 15, an ICC Hearing Commissioner denied ComEd's motion, thus allowing a hearing of the complaint. The hearing process will continue over the remainder of the year. QST expects to finance cogeneration assets with a combination of long-term debt and funds provided by CILCORP. QST expects to finance fiber optic and other communication facilities and its working capital needs during the remainder of 1997 with funds provided by CILCORP.

At June 30, 1997, QST had outstanding debt of $3.2 million, all of which was owed to CILCORP.

QST Environmental

For the quarter ended June 30, 1997, QST Environmental's expenditures for capital additions and improvements were approximately $126,000. Capital expenditures for the remainder of 1997 are expected to be $975,000. In addition, through its subsidiary, ESE Land Corporation, QST Environmental spent $3.1 million during the second quarter of 1997 to acquire land for remediation and resale. QST Environmental is currently soliciting offers to purchase ESE Land Corporation.

At June 30, 1997, QST Environmental had borrowed $20 million from CILCORP under a term note. In addition, QST Environmental has an $8 million revolving line of credit from CILCORP, all of which was unused at June 30, 1997. As QST Environmental has short-term excess cash, this cash is advanced to CILCORP. At June 30, 1997, QST Environmental had advanced CILCORP $1.4 million.

CIM

At June 30, 1997, CIM had outstanding debt of $31.5 million, consisting of $26.9 million borrowed from CILCORP and $4.6 million borrowed from external sources. During the fourth quarter of 1996, CIM committed $15.8 million to fund four affordable housing investments. Through June 30, 1997, approximately $6.4 million of this commitment has been funded. During the remainder of 1997, CIM expects to contribute approximately $5.6 million in cash for these investments, with substantially all of the remainder of the cash contributions to be made in 1998. These investments will be funded through borrowings from CILCORP. On July 21, 1997, CIM invested
$6.9 million in a new leveraged lease transaction. CIM has funded $5.9 million of the investment to date and expects to fund the remainder before the end of 1997. This investment was financed through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1997 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

CVI expects to finance its activities and working capital needs during the remainder of 1997 with a combination of funds generated internally and with funds provided by CILCORP.

                      Results of Operations

The following table summarizes net income of CILCO, QST, QST
Environmental and Other Businesses for the three months and six months ended June 30, 1997 and 1996.

                                     Three Months Ended    Six Months Ended
                                          June 30,             June 30,
                                       1997     1996       1997     1996
                                                   (In thousands)
                                                    (Unaudited)
Core Businesses:
CILCO
   Electric operating income         $11,986   $10,731   $21,892   $20,816
   Gas operating income                2,396     1,457    11,687    11,564
                                     -------   -------   -------   -------
  Total utility operating income      14,382    12,188    33,579    32,380
   Utility other income and
    deductions                        (5,815)   (5,878)  (11,961)  (12,152)
   Preferred stock dividends of
      CILCO                             (811)     (786)   (1,597)   (1,601)
                                     -------   -------   -------   -------
  Total utility net income             7,756     5,524    20,021    18,627

QST (excluding QST Environmental)
  net loss                            (1,373)     (915)   (2,264)   (1,361)
QST Environmental net loss              (140)   (1,191)   (1,069)   (3,163)
                                     -------   -------   -------   -------
  Total core business income           6,243     3,418    16,688    14,103

Other businesses net loss               (426)     (891)   (1,152)   (1,183)
                                     -------   -------   -------   -------
   Consolidated net income
    available to common
    shareholders                     $ 5,817   $ 2,527   $15,536   $12,920
                                     =======   =======   =======   =======

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June
30, 1997 and 1996:

                                       Three Months Ended   Six Months Ended
Components of Electric                     June 30,             June 30,
  Operating Income                     1997       1996       1997       1996
                                                   (In thousands)
                                                     (Unaudited)
Revenue:
Electric retail                      $77,649    $73,239    $146,988   $146,495
Sales for resale                       3,362      2,848       7,315      6,283
                                     -------    -------    --------   --------
   Total revenue                      81,011     76,087     154,303    152,778
                                     -------    -------    --------   --------
Cost of sales:
Cost of fuel                          22,016     20,424      43,743     46,356
Purchased power expense                4,042      2,110       8,146      4,372
Revenue taxes                          3,312      3,247       6,912      6,892
                                     -------    -------    --------   --------
   Total cost of sales                29,370     25,781      58,801     57,620
                                     -------    -------    --------   --------
     Gross margin                     51,641     50,306      95,502     95,158
                                     -------    -------    --------   --------
Operating expenses:
Other operation and maintenance       21,903     23,065      40,217     41,802
Depreciation and amortization         10,975     10,719      21,949     21,485
Income and other taxes                 6,777      5,791      11,444     11,055
                                     -------    -------    --------   --------
   Total operating expenses           39,655     39,575      73,610     74,342
                                     -------    -------    --------   --------
     Electric operating income       $11,986    $10,731    $ 21,892   $ 20,816
                                     =======    =======    ========   ========

Electric gross margin increased 3% for the quarter ended June 30, 1997, compared to the same period in 1996. Retail kilowatt hour (Kwh) sales for the quarter remained constant compared to the same period in 1996. Higher margin residential and commercial sales increased 2%, while lower margin industrial sales decreased 2% for the quarter ended June 30, 1997, compared to the same periods in 1996. Industrial sales decreases were due primarily to customers switching to off-system suppliers under CILCO's Power Quest program (see Part II. Item 5. Other Information, Competition).

Electric gross margin remained constant for the six months ended June 30, 1997, compared to the same period in 1996. Retail kilowatt hour (Kwh) sales decreased 2% for the six months ended June 30, 1997. Residential and commercial sales decreased 2% and 1%, respectively, for the six months ended June 30, 1997, compared to the same periods in 1996. Industrial sales decreased 3% for the six months ended June 30, 1997 due primarily to customers switching to off-system suppliers. These sales decreases were partially offset by increased sales for resale revenue and lower coal freight costs.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected for the near term by the Power Quest pilot programs, and in the long term by deregulation and increased competition in the electric utility industry (see Part II. Item 5: Other Information, Competition).

Sales for resale increased during the second quarter and for the six months ended June 30, 1997, compared to the same periods in 1996 due to favorable market conditions. Sales for resale vary based on the energy requirements of neighboring utilities, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects increased competition in the market for sales for resale and purchased power.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 8% for the second quarter of 1997, compared to the same period in 1996. This increase was due to increases in the cost of coal, partially offset by decreased generation. The cost of fuel decreased 6% for the six months ended June 30, 1997, compared to the same period in 1996, due primarily to a decrease in electric generation resulting from a scheduled maintenance outage beginning March 1 at CILCO's Duck Creek generation facility. Purchased power increased for the quarter and the six months ended June 30, 1997, compared to the same periods in 1996, primarily due to the scheduled outage at the Duck Creek facility. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause
(FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 5% and 4%, respectively, for the quarter and the six months ended June 30, 1997, compared to the same periods in 1996. The decreases were primarily due to decreased employee salaries and employee pension and benefit expenses as a result of the 1996 early retirement program. In addition, the 1996 expenses include a $2.2 million one-time write-down for disposal of obsolete materials and supplies inventory. Increases in power plant maintenance expenses associated with the scheduled outage at the Duck Creek generation facility partially offset the decreases for both periods.

Depreciation and amortization expense increased 2%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense increased primarily due to higher pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June
30, 1997 and 1996:

                                    Three Months Ended      Six Months Ended
Components of Gas                         June 30,              June 30,
  Operating Income                    1997      1996        1997      1996
                                                   (In thousands)
                                                    (Unaudited)
Revenue:
Sale of gas                          $29,016    $30,656    $119,483   $105,946
Transportation services                1,493      1,691       3,529      4,441
                                     -------    -------    --------   --------
   Total revenue                      30,509     32,347     123,012    110,387
                                     -------    -------    --------   --------
Cost of sales:
Cost of gas                           13,136     16,254      74,803     61,843
Revenue taxes                          1,243      1,375       4,809      5,053
                                     -------    -------    --------   --------
   Total cost of sales                14,379     17,629      79,612     66,896
                                     -------    -------    --------   --------
     Gross margin                     16,130     14,718      43,400     43,491
                                     -------    -------    --------   --------
Operating expenses:
Other operation and maintenance        7,982      8,192      15,932     16,157
Depreciation and amortization          4,419      4,292       8,838      8,580
Income and other taxes                 1,333        777       6,943      7,190
                                     -------    -------    --------   --------
   Total operating expenses           13,734     13,261      31,713     31,927
                                     -------    -------    --------   --------
     Gas operating income            $ 2,396    $ 1,457    $ 11,687   $ 11,564
                                     =======    =======    ========   ========

Gas gross margin increased 10% for the quarter and remained constant for the six months ended June 30, 1997, compared to the same periods in 1996. This was primarily due to increased sales to commercial customers, which were partially offset in the six months ended June 30, 1997 by reduced sales to residential customers. Residential sales remained constant for the quarter and decreased 10% for the six months ended June 30, 1997. Heating degree days were 12% higher for the quarter and 5% lower for the six months ended June 30, 1997, compared to the same periods in 1996. Commercial sales increased 26% for the second quarter of 1997, and 14% for the six months ended June 30, 1997, due to customers switching from gas transportation to CILCO system supply as a result of the competitiveness of CILCO's gas prices and a 1996 Illinois law which exempts certain customers from a portion of the state gross receipts tax on sales of natural gas. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation in the natural gas industry.

Revenue from gas transportation services decreased 12% and 21%, respectively, while sales volumes increased 19% and 11% for the quarter and six months ended June 30, 1997, compared to the same periods in 1996. The revenue decreases were not proportional to the increases in volume due to increased transportation of gas by customers using Rate 800 contract service, which has a lower per unit charge than other classes of transportation service. Rate 800 customers have the ability to connect directly to interstate pipelines and bypass CILCO's gas system. Rates are negotiated individually with Rate 800 customers. In addition, transportation revenues decreased due to commercial customers switching back to CILCO system supply.

The cost of gas decreased 19% for the quarter and increased 21% for the six months ended June 30, 1997, compared to the same periods in 1996. The year-to-date increase was due to higher natural gas prices in the first quarter of 1997 relative to 1996. The decrease for the second quarter was primarily due to lower natural gas prices from CILCO's suppliers. The lower natural gas prices, which accounted for the majority of the 5% decrease in gas retail revenue, were passed through to CILCO's gas customers via the purchased gas adjustment clause (PGA). The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses decreased 3% and 1%, respectively, for the quarter and six months ended June 30, 1997, compared to the same periods in 1996. The decreases were due primarily to decreases in employee salaries and employee pensions and benefits as a result of the 1996 early retirement program.

Depreciation and amortization expense increased 3% for the quarter and for the six months ended June 30, 1997, compared to the same periods in 1996, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense changed for the quarter and six months ended June 30, 1997, due to changes in pre-tax operating income compared to 1996.


CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and six months ended June
30, 1997 and 1996:

                                   Three Months Ended        Six Months Ended
Components of Other Income and           June 30,                June 30,
  Deductions and Interest Expense    1997        1996        1997        1996
                                                  (In thousands)
                                                   (Unaudited)
Net interest expense               $(5,504)    $(5,498)    $(11,198)   $(11,412)
Income taxes                           625         584        1,295       1,296
Other                                 (936)       (964)      (2,058)     (2,036)
                                   -------     -------     --------    --------
   Other income                    $(5,815)    $(5,878)    $(11,961)   $(12,152)
                                   =======     =======     ========    ========

Interest expense decreased primarily as a result of a lower long-term debt balance for the six months ended June 30, 1997 compared to the same period in 1996.

QST (Excluding QST Environmental)

The following table summarizes the revenue and expenses for QST for the three months and six months ended June 30, 1997 and 1996.

                              Three Months Ended      Six Months Ended
                                    June 30,              June 30,
                               1997        1996        1997        1996
Components of QST Net Loss                   (In thousands)
                                       (Unaudited)
Revenue:
Electric revenue             $ 1,824     $   189     $ 2,453     $   189
Gas revenue                   39,137          --      44,453          --
Telecommunications revenue       103          29         176          29
                             -------     -------     -------     -------
     Total revenue            41,064         218      47,082         218

Cost of sales:
Cost of electricity            2,173         186       2,763         186
Cost of gas                   38,853          --      43,935          --
Cost of sales -
  Telecommunications               3          --          13          --
                             -------     -------     -------     -------
     Total cost of sales      41,029         186      46,711         186
                             -------     -------     -------     -------
          Gross margin            35          32         371          32
                             -------     -------     -------     -------
Other expenses:
General and administrative     2,206       1,472       3,849       2,258
Depreciation and
  amortization                    64          21         125          26
Interest                          40           4         149           4
                             -------     -------     -------     -------
     Total other expenses      2,310       1,497       4,123       2,288
                             -------     -------     -------     -------
          Net loss before
            taxes             (2,275)     (1,465)     (3,752)     (2,256)

     Income taxes               (902)       (550)     (1,488)       (895)
                             -------     -------     -------     -------
QST net loss                 $(1,373)    $  (915)    $(2,264)    $(1,361)
                             =======     =======     =======     =======

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. QST's initial focus was to compete against energy suppliers who participated in CILCO's Power Quest programs. QST also competes against marketers to provide energy and services to customers of utilities and other energy providers which will offer, or be required to offer, similar retail competition programs and to sell energy to customers who already have the ability to choose their energy supplier. QST provides a portfolio of non-regulated, energy-related products and services.

QST Energy's wholly-owned subsidiary, QST Energy Trading Inc. (QST Trading), is a wholesale natural gas and electric power marketer which purchases, sells and brokers energy and capacity at market-based rates to other marketers, including QST Energy, utilities and other customers. QST Energy and QST Trading currently have offices in Peoria, Chicago and Houston. Additional offices may be opened as the company continues to grow. QST Energy continues to obtain additional large commercial and industrial gas customers in the Chicago area and in the pilot program of a non-affiliated Illinois utility. During the remainder of 1997, QST plans to expand its energy presence by participating in deregulation pilot programs in states other than Illinois.

On May 23, 1997, QST Trading acquired Trebor Energy Resources, a Houston-based natural gas marketing and trading company. The acquisition increased QST's natural gas supply and logistics capabilities and complements QST's growing wholesale and retail energy business. Once the Trebor acquisition is fully integrated, average daily gas volumes are anticipated to exceed 500,000 MMBTUs and annual electric volumes should exceed one billion kilowatt hours. The acquisition enhances QST's ability to purchase, transport and sell natural gas to utilities and industrial and commercial customers in the Gulf Coast, Midwest and Northeast markets. The acquisition price is based on a deferred payment arrangement using predetermined performance measures and therefore cannot currently be determined.

QST Energy, a subsidiary of QST Enterprises, entered into an agreement on July 1, 1997, with R. Hadler and Company, Inc. (Hadler), a Washington, D.C. based company, whereby Hadler will work with QST to market natural gas and electricity to commercial and industrial companies in Michigan, Pennsylvania, and various other states. The primary focus will be the development of the Midwest and Mid-Atlantic industrial and commercial customer base. Under the terms of the agreement, Hadler will expand QST's delivery system through its network, arranging for the sale of energy to new customers. QST will provide supply, logistics, trading and retail sales support through existing functions.

QST's net losses for the quarter and six months ended June 30, 1997 were due primarily to administrative and general expenses, including salaries and outside services not covered by revenues at this early stage of QST's development. Gas revenues for the second quarter and year-to-date 1997 resulted primarily from wholesale sales of gas by QST Trading, while electric revenues were derived from participation by QST Energy in Power Quest and a pilot program of another Illinois utility. QST Energy also participates in the Power Quest gas pilot program, but revenues from this program are not material. QST net losses are expected to continue in 1997 as QST continues to develop its businesses. Revenues are anticipated to increase as the company grows through participation in: additional pilot programs; retail sales of energy to commercial and industrial customers; and wholesale natural gas and power marketing transactions.

QST Environmental Operations

The following table summarizes the components of the environmental and engineering services losses for the three months and six months ended June 30, 1997 and 1996:

Components of QST Environmental       Three Months Ended    Six Months Ended
  Net Loss                                 June 30,            June 30,
                                       1997       1996      1997       1996
                                                    (In thousands)
                                                     (Unaudited)
Revenue:
Environmental and engineering
  services revenue                    $19,551    $21,380   $37,174    $41,855
Direct non-labor project costs          6,473      6,200    12,473     11,866
                                      -------    -------   -------    -------
   Net revenue                         13,078     15,180    24,701     29,989
                                      -------    -------   -------    -------
Expenses:
Direct salaries and other costs         6,520      7,886    13,085     16,293
General and administrative              5,511      7,540    10,763     15,289
Depreciation and amortization           1,009      1,295     2,075      2,627
                                      -------    -------   -------    -------
   Operating expenses                  13,040     16,721    25,923     34,209
                                      -------    -------   -------    -------
Interest expense                          118        240       260        636
                                      -------    -------   -------    -------
Loss before income taxes                  (80)    (1,781)   (1,482)    (4,856)
Income taxes                               60       (590)     (413)    (1,693)
                                      -------    -------   -------    -------
   QST Environmental net loss         $  (140)   $(1,191)  $(1,069)   $(3,163)
                                      =======    =======   =======    =======

QST Environmental's quarterly results in recent periods have been affected by such factors as project delays, which may be caused by delays in regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time QST Environmental's professionals have in the field; corporate repositioning costs; and increased competition in all aspects of the business. Accordingly, results from one quarter are not necessarily indicative of results for any other quarter or for the year.

QST Environmental's net revenues decreased by $2.1 million, or 14%, for the second quarter and by $5.3 million, or 18%, for the six months ended June 30, 1997, compared to the same periods in 1996. The net revenue decreases for these periods resulted from ongoing changes in environmental regulatory requirements of many states, funding delays at the federal level and increased competition in the consulting and laboratory businesses, including industry overcapacity. The decrease in net revenue from environmental services was partially offset by $700,000 of revenue earned by ESE Land in the second quarter.

Direct salaries and other expenses include the cost of professional and technical staff and other costs billable to customers. The direct salary costs include salaries and related fringe benefits, including employer-paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct and indirect salary expense decreased by $1.4 million, or 17%, for the second quarter and by $3.2 million, or 20%, for the six months ended June 30, 1997, compared to the same periods in 1996. This decrease is primarily due to a planned reduction in the number of technical staff to match decreased levels of business activity.

General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; supply expenses; and corporate administrative expenses. General and administrative expenses decreased by $2 million, or 27%, for the three months ended June 30, 1997, and decreased by $4.5 million, or 30%, for the six months ended June 30, 1997. The decrease for these periods resulted from efforts to control administrative costs, including lower general and administrative salaries and related benefits expense.

The QST Environmental net losses shown above include ESE Land Corporation net income (loss) of $253,000 and ($110,000) for the three months ended June 30, 1997 and 1996, respectively, and $155,000 and ($220,000) for the six months ended June 30, 1997 and 1996, respectively. QST Environmental is currently soliciting offers to purchase ESE Land. Management currently believes that a material gain related to the sale of ESE Land may be realized.

QST Environmental will continue to position itself to take advantage of new market opportunities. QST Environmental is collaborating with QST Energy to provide environmental consulting and laboratory services for QST Energy customers. The bundled services that QST Energy offers its customers include the environmental consulting capabilities of QST Environmental.

Due to the labor intensive nature of QST Environmental's business, it has the ability to adjust staffing levels to recognize changing business conditions. QST Environmental had 636 full-time equivalent employees at June 30, 1997, compared to 809 employees at June 30, 1996. To better utilize QST Environmental's resources as part of CILCORP's commitment to efficiently market non-regulated energy and related services, QST Environmental became a subsidiary of QST effective October 29, 1996. During 1997, management is evaluating QST Environmental's role in QST's and CILCORP's business strategy. This evaluation, which will take into account QST Environmental's ongoing performance and integration with QST's operations, could result in further adjustments to staffing levels and to the carrying value of QST Environmental's assets. QST Environmental's future business activity and profitability will continue to be impacted by the level of demand for its services, which is affected by government funding levels, the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal, and clean-up of hazardous wastes. The market for QST Environmental's services is highly competitive; however, no single entity currently dominates the environmental and engineering consulting services marketplace.

Other Businesses Operations

The following table summarizes the components of Other
Businesses losses for the three months and six months ended June
30, 1997 and 1996.

                                Three Months Ended        Six Months Ended
                                      June 30,                June 30,
Components of Other Businesses    1997        1996        1997        1996
Net Income (Loss)                                 (In thousands)
                                                   (Unaudited)
Revenue:
   Other revenue                $ 2,089     $ 1,897     $ 4,889     $ 4,676
                                -------     -------     -------     -------
Expenses:
   Operating Expenses             2,090       1,774       5,711       3,260
   Depreciation and amortization     48          58          96         105
   Interest expense               1,257       1,504       2,425       2,844
   Income and other taxes          (880)       (548)     (2,191)       (350)
                                -------     -------     -------     -------
   Total expenses                 2,515       2,788       6,041       5,859
                                -------     -------     -------     -------
Other businesses net loss       $  (426)    $  (891)    $(1,152)    $(1,183)
                                =======     =======     =======     =======

Other revenues remained relatively constant for the three and six months ended June 30, 1997.

Operating expenses increased for the three and six months ended
June 30, 1997, compared to the same periods in 1996, primarily due to higher expenses beginning in May 1996 related to the Caterpillar Alliance at CVI (see Part II. Item 5:
Other Information, Power Quest Electric Pilot Programs).

Income and other taxes were lower in the quarter and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to lower pre-tax income and tax credits received in 1997 from investments made during the fourth quarter of 1996.
PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1.
Business" in the Company's 1996 Annual Report on Form 10-K (the
"1996 Form 10-K"), and Note 2. Contingencies," and
"Note 4. Open Access Electric Transmission," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise referred to above, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position and results of operations of the Company or are adequately covered by: (i) insurance; (ii) contractual or statutory indemnification; and/or (iii) reserves for potential losses.


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

CILCO anticipates significant changes in the electric utility industry at both the wholesale and retail levels in the years to come, including increased competition. CILCO also anticipates further changes in the natural gas industry at the retail level. Management cannot predict the ultimate effect and timing of these changes, but believes that they will eventually result in all customers having the opportunity to select the energy supplier of their choice and that lower operating costs, improved efficiency and new and better services and products will be the key competitive factors for utilities and other energy providers.

Legislation to institute changes in the electric utility industry has been introduced in the Illinois General Assembly by CILCO and other utilities (see Deregulation Legislation).
CILCORP and its subsidiaries support rapid implementation of broadened consumer choice throughout Illinois and the nation and the expanded business opportunities it will provide.

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

Power Quest Electric Pilot Programs

One of CILCO's electric pilot programs permits eight of CILCO's largest industrial customers that each have peak loads of 10 megawatts or more to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases from other suppliers by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). CILCO may extend the program's two year term with the approval of the ICC. Industrial customers began receiving electricity under this Power Quest program in May 1996. For the industrial pilot program, CILCO could potentially experience a reduction in pre-tax income of up to $5.4 million on an annual basis if the entire 50 megawatts of eligible industrial capacity moved to off-system suppliers. CILCORP has formed a strategic alliance (which has a term concurrent with the Power Quest Electric Pilot Program) with Caterpillar Inc. (Caterpillar), the largest of the industrial customers eligible to participate in Power Quest. Caterpillar remained a full requirements customer of CILCO for the first year of the Power Quest program, and in exchange, CILCORP provided additional value-added services and innovative solutions to meet the energy and environmental needs of Caterpillar. Costs associated with the Caterpillar alliance are reflected in Other Businesses Operations. During the second year of the alliance, which began May 1, 1997, Caterpillar began purchasing a portion of its Power Quest electric allocation off-system and will receive a correspondingly reduced level of products and services under the strategic alliance.

CILCO has offset some of the profit margin lost under Power Quest with increased wholesale electric sales outside its service territory. Based on participation levels by eligible industrial customers through June 1997, CILCORP experienced a reduction of $3.1 million of pre-tax income for the first six months of 1997 (including costs associated with the Caterpillar alliance). Assuming the same participation level for all of 1997, CILCORP would experience a reduction to pre-tax income, including costs associated with the Caterpillar alliance included in Other Businesses Operations, of $6.8 million.

In the other Power Quest electric program, CILCO has, to date, designated six areas within its service territory as Open Access Sites for up to five years. The sites include the Central Illinois communities of Heyworth, Manito, Peoria Heights and Williamsville; a large regional shopping center in Peoria; and a developing commercial business site in Lincoln. During this period, approximately 5,500 customers located within these Open Access Sites are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. CILCO may designate additional Open Access Sites and, with ICC approval, may extend the program's five-year term. Customers in all but the Peoria Heights Open Access Sites began receiving electricity from suppliers other than CILCO in May 1996. Energy deliveries in Peoria Heights began in February 1997. If all eligible customers in the existing Open Access Sites participate in Power Quest, CILCO would experience a reduction in pre-tax income of up to $1.5 million on an annual basis. Based upon participation levels by eligible commercial and residential customers through June 1997, CILCORP experienced a reduction of $.4 million of pre-tax income for the first six months of 1997. Assuming the same participation level for all of 1997, CILCORP would experience a reduction to pre-tax income of $.8 million.

Power Quest Gas Pilot Program

CILCO's gas residential pilot program is a five year program that allows residential gas customers located in sites designated by CILCO to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. CILCO selected the Central Illinois towns of Heyworth, Manito, and Williamsville as the initial sites for the gas pilot program and later added the City of Springfield, Illinois, subject to the limitation that no more than 8,000 residential customers from Springfield may participate in the program at any one time. Participants in the gas retail pilot program began receiving natural gas from other suppliers in October 1996. This program did not have a material adverse impact on CILCO's financial position or results of operations for 1996 or the first six months of 1997, nor does management believe this program will have a material adverse impact on CILCO's future financial position or results of operations.

Deregulation Legislation

On March 7, 1997, an electric restructuring bill was introduced in the Illinois House of Representatives. Under this CILCO-supported bill (HB1998), all electric customers served by investor-owned utilities would have the opportunity to buy electricity from their provider of choice beginning May 1, 1998 with potential consumer savings of 15 to 60 percent. Another utility deregulation bill (SB55), supported by Commonwealth Edison and Illinois Power, was introduced and passed in the Illinois House in June 1997, but the Illinois Senate did not consider the bill before it adjourned for the summer. CILCO does not support this bill, which in its present form includes certain provisions for rate reductions, limits utilities' return on equity, imposes customer exit fees which allow utilities to recover stranded costs, and prevents full consumer choice for residential customers until 2008. Further negotiations are expected this summer in an effort to draft a bill that provides true choice of electric suppliers by balancing the interests of consumers with those of the high-cost utilities. Revised legislation could be considered by Illinois lawmakers during the fall veto session that begins in October. Management cannot predict the ultimate form of any legislation which may be enacted, but certain elements of the legislation being proposed could have a material adverse impact on CILCO's results of operations.

Corporate Repositioning

In preparation for a competitive marketplace, the Company and its subsidiaries have undertaken corporate repositioning activities, including developing new product offerings, upgrading customer data systems, and tapping needed expertise through alliances, consulting relationships, and the hiring of employees with experience in competitive markets. During the first six months of 1997, the Company and its subsidiaries incurred approximately $2.6 million of pre-tax expense for these repositioning activities. In the second quarter CILCO announced the formation of five new strategic business units (SBUs):
Power Generation, Local Distribution, Technical Services, Customer Services, and Marketing and Sales. The SBUs will better align CILCO with the requirements of a competitive marketplace.

CILCO's Union Contracts

CILCO's contract with the International Brotherhood of Electric Workers Local 51 (IBEW), expired on June 30, 1997. The IBEW is currently working without a contract while negotiations continue with CILCO. The IBEW represents approximately 460 CILCO gas and electric department employees. The current contract with the International Brotherhood of Firemen and Oilers Local 8 (IBF&O), which represents approximately 208 CILCO employees, expires
June 30, 1998.

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



Date  August 11, 1997                         R. O. Viets
                                              R. O. Viets
                                            President and
                                        Chief Executive Officer


Date  August 11, 1997                       T. D. Hutchinson
                                            T. D. Hutchinson
                                              Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  August 11, 1997               T. S. Romanowski
                                    T. S. Romanowski
                               Vice President and Chief
                                   Financial Officer




Date  August 11, 1997              T. D. Hutchinson
                                   T. D. Hutchinson
                                Controller and Manager
                                    of Accounting