Form 10-Q
period 1997-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1997-11-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly period ended September 30, 1997

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
                           Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at September 30, 1997       13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at September 30, 1997     13,563,871

                                 CILCORP INC.
                                      AND
                         CENTRAL ILLINOIS LIGHT COMPANY
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX


PART I.     FINANCIAL INFORMATION
                                                              Page No.

Item 1:     Financial Statements

            CILCORP INC.

               Consolidated Balance Sheets                       3-4

               Consolidated Statements of Income                 5-6

               Consolidated Statements of Cash Flows             7-8

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                       9-10

               Consolidated Statements of Income                  11

               Consolidated Statements of Cash Flows            12-13

            Notes to Consolidated Financial Statements          14-17
            CILCORP Inc. and Central Illinois Light Company

Item 2:     Management's Discussion and Analysis of Financial
               Condition and Results of Operations              18-32
               CILCORP Inc. and Central Illinois Light Company

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                     33

Item 5:     Other Information                                   33-35

Item 6:     Exhibits and Reports on Form 8-K                      35

Signatures                                                      36-37

                         CILCORP INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)
                                                    September 30,  December 31,
                                                         1997         1996
ASSETS                                                (Unaudited)
Current assets:
Cash and temporary cash investments                 $ 10,754       $   4,941
Receivables, less reserves of $3,097 and $2,600       80,497          78,309
Accrued unbilled revenue                              26,895          39,851
Fuel, at average cost                                  5,617           7,643
Materials and supplies, at average cost               13,766          15,126
Gas in underground storage, at average cost           26,172          24,723
Prepayments and other                                 19,488          11,614
                                                  ----------      ----------
     Total current assets                            183,189         182,207
                                                  ----------      ----------
Investments and other property:
Investment in leveraged leases                       144,636         133,030
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $42,762 and $37,948                                 1,869           2,128
Other investments                                     18,196          19,679
                                                  ----------      ----------
   Total investments and other property              164,701         154,837
                                                  ----------      ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                        1,204,083       1,186,110
   Gas                                               396,988         393,246
                                                  ----------      ----------
                                                   1,601,071       1,579,356
Less - accumulated provision for depreciation        758,051         724,398
                                                  ----------      ----------
                                                     843,020         854,958
Construction work in progress                         20,202          15,092
Other, net of depreciation                            21,863          21,554
                                                  ----------      ----------
     Total property, plant and equipment             885,085         891,604
                                                  ----------      ----------
Other assets:
Cost in excess of net assets of acquired
   businesses, net of accumulated amortization of
   $5,524 and $4,997                                  22,613          23,141
Other                                                 26,288          33,904
                                                  ----------      ----------
     Total other assets                               48,901          57,045
                                                  ----------      ----------
     Total assets                                 $1,281,876      $1,285,693
                                                  ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CILCORP INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                (In thousands)

                                                   September 30,  December 31,
                                                       1997          1996
LIABILITIES AND STOCKHOLDERS' EQUITY                   (Unaudited)
Current liabilities:
Current portion of long-term debt                  $  22,181      $  23,057
Notes payable                                         57,931         27,900
Accounts payable                                      65,867         63,434
Accrued taxes                                          4,746          8,801
Accrued interest                                       4,975         10,711
Purchased gas adjustment over-recoveries               1,388            601
Other                                                 19,591         22,867
                                                  ----------     ----------
     Total current liabilities                       176,679        157,371
                                                  ----------     ----------
Long-term debt                                       298,531        320,666
                                                  ----------     ----------
Deferred credits and other liabilities:
Deferred income taxes                                233,007        235,239
Regulatory liability of regulated subsidiary          67,276         68,565
Deferred investment tax credit                        21,538         22,801
Other                                                 47,038         46,726
                                                  ----------     ----------
     Total deferred credits                          368,859        373,331
                                                  ----------     ----------
Preferred stock of subsidiary                         66,120         66,120
                                                  ----------     ----------
Stockholders' equity:
Common stock, no par value; authorized
   50,000,000 shares - outstanding 13,610,680
   shares                                            190,760        190,760
Retained earnings                                    180,927        177,445
                                                  ----------     ----------
     Total stockholders' equity                      371,687        368,205
                                                  ----------     ----------
     Total liabilities and stockholders' equity   $1,281,876     $1,285,693
                                                  ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                         CILCORP INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                (In thousands)*
                                  (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                       1997     1996           1997      1996
Revenue:
Electric utility                   $104,336    $ 96,247    $258,639    $246,876
Gas utility                          19,019      18,594     142,031     128,903
Non-regulated energy and energy
  services                           84,061         856     131,308       1,080
Environmental and engineering
   services                          19,392      20,852      55,229      62,673
Other businesses                      1,695       1,975       6,585       6,651
                                   --------    --------    --------    --------
   Total                            228,503     138,524     593,792     446,183
                                   --------    --------    --------    --------
Operating expenses:
Fuel for generation and
   purchased power                   40,806      25,958      95,458      76,872
Gas purchased for resale             84,137       6,517     202,875      68,360
Other operations and maintenance     49,694      52,960     150,461     156,437
Depreciation and amortization        16,638      16,505      50,076      49,683
Taxes, other than income taxes        8,797       8,538      28,197      28,830
                                   --------    --------    --------    --------
   Total                            200,072     110,478     527,067     380,182
                                   --------    --------    --------    --------
Fixed charges and other:
Interest expense                      6,896       6,948      20,953      21,849
Preferred stock dividends
   of subsidiary                        818         795       2,415       2,396
Allowance for funds used during
   construction                         (10)        (15)       (128)        (85)
Other                                   252         159         824         568
                                   --------    --------    --------    --------
   Total                              7,956       7,887      24,064      24,728
                                   --------    --------    --------    --------
Income from continuing operations
  before income taxes                20,475      20,159      42,661      41,273
Income taxes                          7,556       7,610      14,360      15,584
                                   --------    --------    --------    --------
   Net income from continuing
     operations                      12,919      12,549      28,301      25,689
Income (loss) from operations of
  discontinued business                 155         (77)        309        (297)
                                   --------    --------    --------    --------
   Net Income                      $ 13,074    $ 12,472    $ 28,610    $ 25,392
                                   ========    ========    ========    ========
Average common shares outstanding    13,611      13,536      13,611      13,444
Earnings per common share
  Continuing operations            $    .95    $    .93    $   2.08    $   1.91
  Discontinued operations               .01        (.01)        .02        (.02)
                                   --------    --------    --------    --------
  Earnings per average common
    share                          $    .96    $    .92    $   2.10    $   1.89
                                   ========    ========    ========    ========
Dividends per common share         $   .615    $   .615    $  1.845    $  1.845
                                   ========    ========    ========    ========

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                         CILCORP INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                          1997          1996
Cash flows from operating activities:
Net income before preferred dividends               $ 30,716       $ 28,085

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Non-cash lease income and investment income        (11,844)        (4,421)
  Depreciation and amortization                       50,074         49,681
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net       (4,784)         9,147
Changes in operating assets and liabilities:
  Decrease in accounts receivable and accrued
    unbilled revenue                                  10,758         32,047
  Decrease (increase) in inventories                   1,937         (1,677)
  Increase in accounts payable                         2,221            594
  (Decrease) increase in accrued taxes                (3,791)           907
  Decrease (increase) in other assets                  4,131         (2,570)
  (Decrease) in other liabilities                    (10,128)        (6,921)
                                                    --------        -------
  Total adjustments                                   38,574         76,787

  Net cash provided by operating activities from
    continuing operations                             69,290        104,872

  Net cash used by operating activities of
    discontinued operations                           (1,905)        (4,880)
                                                    --------       --------
  Cash flow from operations                           67,385         99,992
                                                    --------       --------
Cash flows from investing activities:
Additions to plant                                   (36,418)       (34,765)
Investing activities of discontinued operations          676          5,501
Other                                                 (5,323)        (6,578)
                                                    --------        -------
     Net cash provided (used) by investing
      activities                                     (41,065)       (35,842)
                                                    --------       --------
Cash flows from financing activities:
Net increase (decrease) in short-term debt            30,031        (39,300)
Decrease in long-term debt                           (23,011)       (19,070)
Common dividends paid                                (25,112)       (24,778)
Preferred dividends paid                              (2,415)        (2,396)
Proceeds from issuance of stock                          --          10,276
                                                    --------        -------
     Net cash used by financing activities           (20,507)       (75,268)
                                                    --------        -------
Net increase (decrease) in cash and temporary
  cash investments:                                    5,813        (11,118)
Cash and temporary cash investments at beginning
  of year:                                             4,941         17,100
                                                    --------        -------
Cash and temporary cash investments
   at September 30                                  $ 10,754       $  5,982
                                                    ========       ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                         $ 26,219       $ 26,818

   Income taxes                                       23,573         13,570

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                        CENTRAL ILLINOIS LIGHT COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
                                                September 30,  December 31,
ASSETS                                              1997          1996
                                                (Unaudited)
Utility plant, at original cost:
  Electric                                        $1,204,083  $1,186,110
  Gas                                                396,988     393,246
                                                  ----------  ----------
                                                   1,601,071   1,579,356
  Less - accumulated provision for depreciation      758,051     724,398
                                                  ----------  ----------
                                                     843,020     854,958
Construction work in progress                         20,202      15,092
Plant acquisition adjustments, net of
  amortization                                         1,396       1,930
                                                  ----------  ----------
    Total utility plant                              864,618     871,980
                                                  ----------  ----------
Other property and investments:
Cash surrender value of company-owned life
  insurance (net of related policy loans of
  $42,762 and $37,948)                                 1,869       2,128
Other                                                  1,543       1,553
                                                  ----------  ----------
    Total other property and investments               3,412       3,681
                                                  ----------  ----------
Current assets:
Cash and temporary cash investments                    1,997       1,662
Receivables, less reserves of $1,342 and $1,000       34,285      43,604
Accrued unbilled revenue                              18,854      30,879
Fuel, at average cost                                  5,617       7,643
Materials and supplies, at average cost               13,766      15,126
Gas in underground storage, at average cost           25,683      24,222
Prepaid taxes                                          3,957       1,183
Other                                                  6,138       9,668
                                                  ----------  ----------
    Total current assets                             110,297     133,987
                                                  ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt                    5,229       5,572
Unamortized debt expense                               2,063       2,198
Prepaid pension cost                                     496         496
Other                                                 16,006      18,255
                                                  ----------  ----------
    Total deferred debits                             23,794      26,521
                                                  ----------  ----------
Total assets                                      $1,002,121  $1,036,169
                                                  ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                        CENTRAL ILLINOIS LIGHT COMPANY
                          Consolidated Balance Sheets
                                (In thousands)
                                                   September 30,   December 31,
CAPITALIZATION AND LIABILITIES                         1997           1996
                                                    (Unaudited)
Capitalization:
Common shareholder's equity:
   Common stock, no par value; authorized
  20,000,000 shares; outstanding
    13,563,871 shares                                 $  185,661   $  185,661
   Retained earnings                                     141,058      136,629
                                                      ----------   ----------
        Total common shareholder's equity                326,719      322,290
Preferred stock without mandatory redemption              44,120       44,120
Preferred stock with mandatory redemption                 22,000       22,000
Long-term debt                                           267,824      278,439
                                                      ----------   ----------
        Total capitalization                             660,663      666,849
                                                      ----------   ----------
Current liabilities:
Current maturities of long-term debt                      10,650       20,000
Notes payable                                             12,200        9,900
Accounts payable                                          41,693       46,126
Accrued taxes                                              3,622        7,013
Accrued interest                                           5,277        9,761
Purchased gas adjustment over-recoveries                   1,388          601
Level payment plan                                           597        2,737
Other                                                      3,608        5,831
                                                      ----------   ----------
        Total current liabilities                         79,035      101,969
                                                      ----------   ----------
Deferred liabilities and credits:
Accumulated deferred income taxes                        132,500      135,251
Regulatory liability                                      67,276       68,565
Investment tax credits                                    21,538       22,801
Capital lease obligation                                   2,295        2,621
Other                                                     38,814       38,113
                                                      ----------   ----------
        Total deferred liabilities and credits           262,423      267,351
                                                      ----------   ----------
Total capitalization and liabilities                  $1,002,121   $1,036,169
                                                      ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                        CENTRAL ILLINOIS LIGHT COMPANY
                       Consolidated Statements of Income
                                (In thousands)
                                  (Unaudited)
                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     1997        1996        1997        1996
Operating revenue:
Electric                          $104,336    $ 96,270     $258,639    $249,048
Gas                                 19,019      18,594      142,031     128,981
                                  --------    --------     --------    --------
      Total operating revenues     123,355     114,864      400,670     378,029
                                  --------    --------     --------    --------
Operating expenses:
Cost of fuel                        24,497      21,788       68,240      68,144
Cost of gas                          7,383       6,352       82,186      68,195
Purchased power                      7,889       3,615       16,035       7,987
Other operations and maintenance    27,163      27,658       83,312      85,617
Depreciation and amortization       15,394      15,009       46,181      45,074
Income taxes                        10,369      10,252       22,685      22,394
Other taxes                          8,169       7,701       25,961      25,749
                                  --------    --------     --------    --------
      Total operating expenses     100,864      92,375      344,600     323,160
                                  --------    --------     --------    --------
Operating income                    22,491      22,489       56,070      54,869
                                  --------    --------     --------    --------
Other income and deductions:
Cost of equity funds capitalized         2           8           33          46
Company-owned life insurance, net     (252)       (160)        (824)       (569)
Other, net                            (267)       (288)        (371)       (276)
                                  --------    --------     --------    --------
      Total other income and
         (deductions)                 (517)       (440)      (1,162)       (799)
                                  --------    --------     --------    --------
Income before interest expense      21,974      22,049       54,908      54,070
                                  --------    --------     --------    --------
Interest expenses:
Interest on long-term debt           4,960       5,250       15,064      15,777
Cost of borrowed funds
   capitalized                          (7)         (7)         (95)        (39)
Other                                  684         572        1,984       1,870
                                  --------    --------     --------    --------
      Total interest expense         5,637       5,815       16,953      17,608
                                  --------    --------     --------    --------
Net income                          16,337      16,234       37,955      36,462
                                  --------    --------     --------    --------
Dividends on preferred stock           818         795        2,415       2,396
                                  --------    --------     --------    --------
Net income available for
   common stock                   $ 15,519    $ 15,439     $ 35,540    $ 34,066
                                  ========    ========     ========    ========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                        CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)
                                                      Nine Months Ended
                                                         September 30,
                                                      1997          1996
Cash flows from operating activities:
Net income before preferred dividends              $ 37,956       $ 36,462

Adjustments to reconcile net income to cash
   provided by operating activities:
   Depreciation and amortization                     46,714         45,608
   Deferred income taxes, investment tax credit
      and regulatory liability, net                  (5,302)        (3,454)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                    9,319          7,868
   Decrease (increase) in fuel, materials and
     supplies, and gas in underground storage         1,925         (1,509)
   Decrease in unbilled revenue                      12,025         12,430
   (Decrease) in accounts payable                    (4,433)          (290)
   (Decrease) in accrued taxes and interest          (7,875)        (8,472)
   Capital lease payments                               484            484
   Decrease in other current assets                     756         14,616
   (Decrease) in other current liabilities           (3,577)        (4,462)
   Decrease (increase) in other non-current
     assets                                           4,135         (1,090)
   Increase in other non-current liabilities            603          1,095
                                                   --------       --------
  Net cash provided by operating activities          92,730         99,286
                                                   --------       --------
Cash flows from investing activities:
   Capital expenditures                             (35,772)       (32,132)
   Cost of equity funds capitalized                     (33)           (46)
   Other                                             (4,880)          (914)
                                                   --------       --------
  Net cash used in investing activities             (40,685)       (33,092)
                                                   --------       --------
Cash flows from financing activities:
   Common dividends paid                            (31,111)       (37,767)
   Preferred dividends paid                          (2,415)        (2,396)
   Long-term debt issued                                 --             --
   Long-term debt retired                           (20,000)       (16,000)
   Payments on capital lease obligation                (484)          (484)
   Increase (decrease) in short-term borrowing        2,300        (24,100)
                                                   --------       --------
  Net cash used in financing activities             (51,710)       (80,747)
                                                   --------       --------
Net Increase (decrease) in cash and temporary
  cash investments                                      335        (14,553)

Cash and temporary cash investments at
   beginning of year                                  1,662         16,556
                                                   --------       --------
Cash and temporary cash investments at
  September 30                                     $  1,997       $  2,003
                                                   ========       ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest (net of cost of borrowed funds
      capitalized)                                 $ 22,267       $ 21,724

   Income taxes                                      32,099         20,066

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.




                CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc. (ESE), and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Effective October 29, 1996, ESE became a subsidiary of QST. Effective June 1, 1997, ESE began operating under the name QST Environmental Inc. CILCORP owns directly or indirectly 100% of the common stock of its subsidiaries. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. QST Enterprises Inc. expects to complete the sale of ESE Land Corporation, a subsidiary of QST Environmental Inc., in the fourth quarter of 1997. Results of ESE Land Corporation are being reported as discontinued operations effective with this reporting period.

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

NOTE 2.  Contingencies

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within CILCO's present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation work at one of the four sites has been completed. A risk assessment/remedial alternatives study at a second site was prepared in 1996, taking into consideration new clean-up options under current Illinois law. A revised remedial action plan for the second site has been finalized and was submitted to the Illinois Environmental Protection Agency in August 1997. Remediation of the site is expected to begin in late 1997.
CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of, any remediation of the remaining two sites, pending further studies.

During the nine months ended September 30, 1997, CILCO paid approximately $180,000 to outside parties for former gas manufacturing plant site monitoring, legal fees and feasibility studies, and expects to spend approximately $200,000 during the remainder of 1997. A $2.6 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to ultimately incur. Coal tar remediation costs incurred through September 1997 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through September 30, 1997, CILCO has recovered approximately $5.1 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar costs in the year they are incurred. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

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

On January 27, 1997, CILCO intervened in a proceeding pending before the Federal Energy Regulatory Commission (FERC), to challenge the validity of the power agreements with CIPS because of the failure of CIPS to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an order issued on October 15, 1997, FERC rejected the challenge to the validity of the agreements and denied CILCO's request for an open season. However, FERC ordered CIPS to file the agreements with FERC and on its own motion initiated a separate proceeding to investigate the terms of the agreements. CILCO has asked FERC to assess penalties under its rules against CIPS for the failure to file the contracts as required, and FERC has not yet addressed this issue. FERC's order also failed to address certain contract issues raised by CILCO, and requests for rehearing of that order are due to be filed by November 14, 1997. CILCO cannot predict how FERC will ultimately rule on the issues in these two cases.

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

CILCO's compliance filings under Order 888 and Order 888-A revised the charges for the provision of ancillary services. On July 31, 1997, FERC issued an order accepting CILCO's charges for the provision of ancillary services that were proposed in CILCO's Order 888 compliance filing. CILCO's Order 888-A compliance filing revised two of the ancillary service charges (energy imbalance service and real power loss service) to make them easier to document and administer than they were in the Company's Order 888 compliance filing. The revised charges for these two ancillary services have not yet been approved, and remain subject to refund. Management believes that the cost of any future refunds will not have a material adverse effect on CILCO's financial position or results of operations.

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

NOTE 5.  QST Environmental Discontinued Operations

QST Environmental has been pursuing a plan to sell substantially all the assets of its wholly-owned subsidiary, ESE Land Corporation. Completion of this transaction is anticipated during the fourth quarter of 1997. Accordingly, the discontinued activities are shown as discontinued operations in the statement of earnings. Prior year financial statements have been reclassified to conform to the current year presentation.

Net assets of the discontinued operations are included in the accompanying consolidated balance sheets as follows:

                                                September      December
                                                    1997          1996
                                                      (In thousands)

      Cash                                      $   -          $    912
      Note receivable                              3,000          3,000
      Prepaid expenses                               103            -
      Real estate held for resale                 11,223          7,308
      Other assets                                    62            153
      Liabilities                                (14,233)       (11,526)
                                                --------       --------
         Net assets of discontinued operation   $    155       $    153
                                                ========       ========

NOTE 6.  Financial Instruments and Price Risk Management

Beginning in the third quarter of 1997, QST has entered into commodity futures contracts, options, and swaps (derivative financial instruments) relating to its natural gas business activities. Gains and losses arising from derivative transactions which serve to hedge the impact of market risk associated with fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of natural gas. Realized and unrealized gains and losses on derivative transactions which do not qualify as hedges are recognized in income as revenues on a current basis. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrent with the related purchases and sales of natural gas.

At September 30, 1997, the fair value of natural gas derivative financial instruments was a loss of $1.1 million and the net open fixed price position of these financial instruments was 0.8 billion cubic feet. The net loss arising from financial instruments entered into for both hedging and non-hedging purposes for the nine months ended September 30, 1997 was $.7 million.

QST establishes physical and derivative financial instrument positions in its normal course of business. These transactions give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with risk management policies of QST. Policies are in place which limit the amount of total net exposure QST may enter into at any point in time. Procedures exist which allow for the monitoring of all commitments and positions with timely reporting to senior management.


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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy) which began operations in 1996. QST also provides fiber optic services through QST Communications Inc. (QST Com). QST's operations include those of QST Environmental Inc., a former first-tier CILCORP subsidiary which became a QST subsidiary effective October 29, 1996. QST Environmental Inc.'s results are currently reported separately from QST's energy and telecommunications operations.

QST Environmental is an environmental consulting and engineering firm serving governmental, industrial and commercial customers. QST Environmental expects to complete the sale of ESE Land Corporation, a wholly-owned subsidiary, which acquires environmentally impaired property for remediation and resale, during the fourth quarter of 1997.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI has invested in energy, biotechnology, and health care ventures, and in economic development projects in Central Illinois. CVI, through one of its subsidiaries, CILCORP Energy Services Inc. (CESI), also provides services for CILCORP's strategic alliances with Caterpillar Inc. and other industrial customers (see Part II. Item 5: Other Information, Power Quest Electric Pilot Programs). Additionally, CESI pursues energy-related opportunities in the non-regulated market.

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

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On September 30, 1997, CILCORP had committed bank lines of credit of $50 million, of which $42.7 million was used.

The Company issued 275,074 shares of common stock at an average price of $41.55 during 1996 through the CILCO Employees' Savings Plan (ESP) and the CILCORP Inc. Investors Choice Automatic Reinvestment and Stock Purchase Plan (DRIP). Effective December 19, 1996, issuance of new shares of common stock through the ESP and DRIP was suspended. Depending on market conditions and corporate needs, the Company may issue additional shares of common stock through the ESP or the DRIP at any time. On December 23, 1996, the Company began a direct registration program to allow investors to make initial purchases of CILCORP common stock directly from the Company without utilizing the services of a broker. Through September 30, 1997, CILCORP has received $600,808 from investors for the purchase of common stock through this direct registration program. The dollars received to date under this plan have been used to purchase shares on the open market for plan participants. The proceeds from any newly-issued stock from the ESP or the DRIP have been, and will continue to be, used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at subsidiaries, and for other corporate purposes.

The Company had $42 million of medium-term notes outstanding at September 30, 1997. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $35.8 million for the nine months ended
September 30, 1997. Capital expenditures are anticipated to be approximately $16.5 million for the remainder of 1997 and are estimated to be $50 million in 1998.

CILCO retired $20 million of first mortgage bonds in March 1997. Currently, CILCO does not plan to issue long-term debt during the remainder of 1997. CILCO intends to finance its 1997 and 1998 capital expenditures with funds provided by operations.

At September 30, 1997, CILCO had committed bank lines of credit aggregating $30 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $12.2 million of commercial paper outstanding at September 30, 1997 and expects to issue commercial paper periodically throughout the remainder of 1997.

QST (Excluding QST Environmental)

Capital expenditures totaled approximately $4.1 million for the nine months ended September 30, 1997, primarily for construction of fiber optic and other communications facilities. Capital expenditures for the remainder of 1997 are expected to be $1 million. QST expects to finance fiber optic and other communication facilities and its working capital needs during the remainder of 1997 with funds provided by CILCORP.

The property management company which operates the Sears Tower (Tower) in Chicago has contracted with QST to install a cogeneration system that would supply electricity to the Tower and its tenants. The estimated installed cost of the cogeneration system is approximately $10 million. However, the Tower's current utility provider, Commonwealth Edison (ComEd), has refused to allow QST necessary access to its distribution system. On April 28, 1997, QST and Tower filed a joint complaint with the Illinois Commerce Commission (ICC) alleging that ComEd's refusal to permit an interconnection constituted a violation of the Illinois Public Utilities Act. A hearing on the complaint is scheduled for December 2, 1997. QST expects to finance the cogeneration project with a combination of long-term debt and funds provided by CILCORP.

At September 30, 1997, QST had outstanding debt of $12.4 million, all of which was owed to CILCORP.

QST Environmental

For the quarter ended September 30, 1997, QST Environmental's expenditures for capital additions and improvements were approximately $1,120,000, which included $845,000 to acquire land for remediation and resale through its subsidiary ESE Land. Capital expenditures for the remainder of 1997 are expected to be $150,000.

QST Environmental has lines of credit with CILCORP under which QST Environmental may borrow up to $20 million of term debt and up to $15 million of revolving debt, depending upon the amount of QST Environmental's receivables. At September 30, 1997, QST Environmental had borrowed
$21 million from CILCORP. Of this amount, $20 million is term debt due May 1998 and $1 million is revolving debt. Based on the amount of its receivables at September 30, 1997, QST Environmental has $7 million available on its lines of credit with CILCORP.

CIM

At September 30, 1997, CIM had outstanding debt of $38.5 million, borrowed from CILCORP. During the fourth quarter of 1996, CIM committed $15.8 million to fund four affordable housing investments. Through September 30, 1997, approximately $8.2 million of this commitment has been funded. CIM expects to contribute approximately $1.9 million in cash for these investments during the remainder of 1997, $3.3 million in 1998, and substantially all of the remainder of the cash contributions in 1999. These investments will be funded through borrowings from CILCORP. On July 21, 1997, CIM invested
$6.9 million in a leveraged lease of a waste-to-energy facility. This investment was financed through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1997 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

CVI expects to finance its activities and working capital needs during the remainder of 1997 with a combination of funds generated internally and with funds provided by CILCORP.

                             Results of Operations

The following table summarizes net income of CILCO, QST, QST Environmental and Other Businesses for the three months and nine months ended September 30, 1997 and 1996.

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                      1997      1996       1997      1996
                                                  (In thousands)
                                                    (Unaudited)
Core Businesses:
CILCO
   Electric operating income        $23,161   $22,687    $45,053   $43,503
   Gas operating income (loss)         (671)     (198)    11,016    11,366
                                    -------   -------    -------   -------
  Total utility operating income     22,490    22,489     56,069    54,869
   Utility other income and
    deductions                       (6,154)   (6,255)   (18,115)  (18,407)
   Preferred stock dividends of
     CILCO                             (818)     (795)    (2,415)   (2,396)
                                    -------   -------    -------   -------
  Total utility net income           15,518    15,439     35,539    34,066

QST (excluding QST Environmental)
  net loss                           (2,285)     (787)    (4,549)   (2,148)
QST Environmental net income
  (loss) (includes ESE Land)            251      (715)      (818)   (3,878)
                                    -------   -------    -------   -------
  Total core business income         13,484    13,937     30,172    28,040

Other businesses net loss              (410)   (1,465)    (1,562)   (2,648)
                                    -------   -------    -------   -------
   Consolidated net income
    available to common
    shareholders                    $13,074   $12,472    $28,610   $25,392
                                    =======   =======    =======   =======


CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended September 30, 1997 and 1996:

                                     Three Months Ended   Nine Months Ended
Components of Electric                 September 30,       September 30,
  Operating Income                     1997     1996       1997     1996
                                                   (In thousands)
                                                     (Unaudited)
Revenue:
Electric retail                     $96,878   $92,564    $243,866   $239,059
Sales for resale                      7,458     3,706      14,773      9,989
                                    -------   -------    --------   --------
   Total revenue                    104,336    96,270     258,639    249,048
                                    -------   -------    --------   --------
Cost of sales:
Cost of fuel                         24,497    21,788      68,240     68,144
Purchased power expense               7,889     3,615      16,035      7,987
Revenue taxes                         4,863     4,796      11,775     11,688
                                    -------   -------    --------   --------
   Total cost of sales               37,249    30,199      96,050     87,819
                                    -------   -------    --------   --------
     Gross margin                    67,087    66,071     162,589    161,229
                                    -------   -------    --------   --------
Operating expenses:
Other operation and maintenance      19,027    19,562      59,244     61,364
Depreciation and amortization        10,949    10,718      32,898     32,203
Income and other taxes               13,950    13,104      25,394     24,159
                                    -------   -------    --------   --------
   Total operating expenses          43,926    43,384     117,536    117,726
                                    -------   -------    --------   --------
     Electric operating income      $23,161   $22,687    $ 45,053   $ 43,503
                                    =======   =======    ========   ========

Electric gross margin increased 2% for the quarter and 1% for the nine months ended September 30, 1997, compared to the same periods in 1996. Retail kilowatt hour (Kwh) sales increased 3% for the quarter and remained constant for the nine months ended September 30, 1997. Residential and commercial sales each increased 2% for the quarter and remained constant for the nine months ended September 30, 1997, compared to the same periods in 1996. Cooling degree days were 14% higher for the quarter and 2% lower for the nine months ended September 30, 1997, compared to the same periods in 1996. Industrial sales increased 6% for the quarter and remained constant for the nine months ended September 30, 1997, compared to the same periods in 1996. Industrial sales continue to be impacted by customers switching to off-system suppliers under CILCO's Power Quest program (see Part II. Item 5. Other Information, Competition).

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

Sales for resale increased during the third quarter and for the nine months ended September 30, 1997, compared to the same periods in 1996 due to favorable market conditions. Sales for resale vary based on the energy requirements of neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO expects increased competition in the market for sales for resale and purchased power.

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 12% for the third quarter of 1997, compared to the same period in 1996. This increase was due to a 3% increase in generation, and a 16% increase in the cost of coal burned. The cost of fuel remained constant for the nine months ended September 30, 1997, compared to the same period in 1996. Purchased power increased for the quarter and the nine months ended September 30, 1997, compared to the same periods in 1996. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. Costs and savings realized from the purchase of power are passed through to CILCO's customers via the fuel adjustment clause (FAC). The FAC allows CILCO to pass increases or decreases in the cost of fuel through to customers.

Other operation and maintenance expenses decreased 3% for the quarter and the nine months ended September 30, 1997, compared to the same periods in 1996. The decreases were primarily due to decreased employee salaries and employee pension and benefit expenses as a result of the 1996 early retirement program. Consulting fees and injury and damage claims also decreased for both periods. In addition, the 1996 expenses include a $2.2 million pre-tax one-time write-down for disposal of obsolete materials and supplies inventory. Increases in power plant maintenance expenses associated with the scheduled outage at the Duck Creek generation facility partially offset the decreases for nine months ended September 30, 1997.

Depreciation and amortization expense increased 2%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense increased primarily due to higher pre-tax operating income.


CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 1997 and 1996:

                                    Three Months Ended     Nine Months Ended
Components of Gas                      September 30,         September 30,
  Operating Income (Loss)             1997       1996       1997       1996
                                                  (In thousands)
                                                   (Unaudited)
Revenue:
Sale of gas                         $17,748   $17,033    $137,231   $122,979
Transportation services               1,270     1,561       4,799      6,002
                                    -------   -------    --------   --------
   Total revenue                     19,018    18,594     142,030    128,981
                                    -------   -------    --------   --------
Cost of sales:
Cost of gas                           7,383     6,352      82,186     68,195
Revenue taxes                           508       507       5,317      5,560
                                    -------   -------    --------   --------
   Total cost of sales                7,891     6,859      87,503     73,755
                                    -------   -------    --------   --------
     Gross margin                    11,127    11,735      54,527     55,226
                                    -------   -------    --------   --------
Operating expenses:
Other operation and maintenance       8,136     8,096      24,068     24,253
Depreciation and amortization         4,445     4,291      13,283     12,871
Income and other taxes                 (783)     (454)      6,160      6,736
                                    -------   -------    --------   --------
   Total operating expenses          11,798    11,933      43,511     43,860
                                    -------   -------    --------   --------
     Gas operating income (loss)    $  (671)  $  (198)   $ 11,016   $ 11,366
                                    =======   =======    ========   ========

Gas gross margin decreased 5% for the quarter and 1% for the nine months ended September 30, 1997, compared to the same periods in 1996. Retail sales quantities increased 24% and 1% for the quarter and nine months ended September 30, 1997, respectively, compared to 1996. A decrease in transportation revenues of 20% partially offset the increase in retail revenues. Residential sales decreased 10% for the quarter and decreased 10% for the nine months ended September 30, 1997. Heating degree days were 36% lower for the quarter and 5% lower for the nine months ended September 30, 1997, compared to the same periods in 1996. Commercial sales increased 43% for the third quarter of 1997, and 17% for the nine months ended September 30, 1997, due to customers switching from gas transportation to CILCO system supply as a result of the competitiveness of CILCO's gas prices and a 1996 Illinois law which exempts certain customers from a portion of the state gross receipts tax on sales of natural gas. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation in the natural gas industry.

Revenues from gas transportation services decreased 19% and 20%, respectively, while sales volumes increased 20% and 13% for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996. Despite increased transportation sales volumes, transportation revenues decreased due to increased gas transportation by customers using Rate 800 contract service, which has a lower per unit charge than other classes of transportation service. Rate 800 customers have the ability to connect directly to interstate pipelines and bypass CILCO's gas system. Rates are negotiated individually with Rate 800 customers. In addition, transportation revenues decreased due to commercial customers switching back to CILCO system supply.

The cost of gas increased 16% for the quarter and increased 21% for the nine months ended September 30, 1997, compared to the same periods in 1996. The year-to-date increase was due to higher natural gas prices in the first quarter of 1997 relative to 1996. The increase for the third quarter was primarily due to higher natural gas sales partially offset by lower natural gas prices. The lower natural gas prices were passed through to CILCO's gas customers via the purchased gas adjustment clause (PGA). The PGA is the mechanism used to pass increases or decreases in the cost of natural gas through to customers.

Other operation and maintenance expenses remained relatively constant for the quarter and nine months ended September 30, 1997, compared to the same periods in 1996.

Depreciation and amortization expense increased 4% for the quarter and 3% for the nine months ended September 30, 1997, compared to the same periods in 1996, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense changed for the quarter and nine months ended September 30, 1997, due to changes in pre-tax operating income compared to 1996.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and nine months ended September 30, 1997 and 1996:

                                   Three Months Ended       Nine Months Ended
Components of Other Income and        September 30,           September 30,
  Deductions and Interest Expense   1997        1996        1997        1996
                                                  (In thousands)
                                                   (Unaudited)
Net interest expense             $(5,621)    $(5,694)    $(16,819)   $(17,106)
Income taxes                         834         859        2,129       2,155
Other                             (1,367)     (1,420)      (3,425)     (3,456)
                                 -------     -------     --------    --------
   Other income (deductions)     $(6,154)    $(6,255)    $(18,115)   $(18,407)
                                 =======     =======     ========    ========

Interest expense decreased primarily as a result of a lower long-term debt balance for the nine months ended September 30, 1997 compared to the same period in 1996.

QST (Excluding QST Environmental)

The following table summarizes the revenue and expenses for QST for the three months and nine months ended September 30, 1997 and 1996.

                                 Three Months Ended     Nine Months Ended
                                   September 30,           September 30,
                                  1997        1996       1997        1996
Components of QST Net Loss                   (In thousands)
                                              (Unaudited)
Revenue:
Electric revenue              $ 8,140     $   644     $ 10,593    $   833
Gas revenue                    75,658         166      120,111        166
Telecommunications revenue        200          26          376         55
                              -------     -------     --------    -------
     Total revenue             83,998         836      131,080      1,054

Cost of sales:
Cost of electricity             8,421         555       11,184        741
Cost of gas                    76,754         166      120,689        166
Cost of sales -
  Telecommunications                2           7           15          7
                              -------     -------      -------    -------
     Total cost of sales       85,177         728      131,888        914
                              -------     -------      -------    -------
          Gross margin         (1,179)        108         (808)       140
                              -------     -------      -------    -------
Other expenses:
General and administrative      2,470       1,391        6,319      3,649
Depreciation and
  amortization                    135           6          260         32
Interest                            9          16          158         20
                              -------     -------      -------    -------
     Total other expenses       2,614       1,413        6,737      3,701
                              -------     -------      -------    -------
          Net loss before
            taxes              (3,793)     (1,305)      (7,545)    (3,561)

     Income taxes              (1,508)       (518)      (2,996)    (1,413)
                              -------     -------      -------    -------
QST net loss                  $(2,285)    $  (787)     $(4,549)   $(2,148)
                              =======     =======      =======    =======

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. QST's initial focus was to compete against energy suppliers participating in CILCO's Power Quest programs. After successfully competing for Power Quest program customers, QST has begun to establish and expand the infrastructure required to supply energy to customers outside of the CILCO service territory. QST competes against marketers, brokers and utility affiliates to provide energy and services to customers of utilities and other energy providers which offer, or will be required to offer, similar retail competition programs, as well as marketing energy to customers who already have the ability to choose their supplier. QST provides a portfolio of non-regulated, energy-related products and services.

QST Energy's wholly-owned subsidiary, QST Energy Trading Inc. (QST Trading), is a wholesale natural gas and electric power marketer which purchases, sells and brokers energy and capacity at market-based rates to other marketers, including QST Energy, utilities and other customers. QST Energy and QST Trading currently have offices in Peoria, Chicago, Pittsburgh and Houston.

On May 23, 1997, QST Trading acquired Trebor Energy Resources, a Houston-based natural gas marketing and trading company. The acquisition increased QST's natural gas supply and logistics capabilities and complements QST's growing wholesale and retail energy business. The acquisition enhances QST's ability to purchase, transport and sell natural gas to utilities and industrial and commercial customers in the Gulf Coast, Midwest and Northeast markets. The final acquisition price, based on a deferred payment arrangement using predetermined performance measures, cannot currently be determined.

Negative electric gross margin at QST Energy and negative natural gas gross margin at QST Trading contributed to QST's net losses for the quarter and nine months ended September 30, 1997. Negative electric gross margin was the result of retail operations in the pilot programs of Power Quest and another Illinois utility. Electric wholesale trading generated a positive margin, which partially offset the negative margin from the electric retail business. Wholesale electric sales totaled 195,700 megawatt hours in the third quarter, compared to 2,080 megawatt hours in the second quarter of 1997. The negative electric retail margin was the result of purchased power cost increases during the summer cooling season. Contributing to the higher costs was the refusal by Union Electric/Central Illinois Public Service (UE/CIPS) to provide QST Trading firm transmission service into CILCO's and another Illinois utility's service territories for firm power purchases to supply QST customers under ICC approved pilot programs.

On June 25, 1997, QST Trading filed a complaint at the FERC against UE and CIPS related to market power and other issues pertaining to transmission service. Additionally, on October 1, 1997, QST Trading filed a complaint with the Tenth Judicial Circuit Court of Illinois challenging the ICC's order authorizing the merger of the parent corporations of UE and CIPS and authorizing a joint generation dispatch agreement between UE and CIPS. QST Trading contends that the ICC does not have jurisdiction to approve central dispatch. QST Trading is seeking a declaratory judgment that the ICC's order approving central dispatch is void, and that the ICC's approval of the merger is also void because it is dependent upon the approval of central dispatch.

Wholesale natural gas sales and trading transactions by QST Trading contributed to the negative gas gross margin for the third quarter and year-to-date 1997. QST also participates in the Power Quest gas pilot programs, but revenues from this program are not material. The negative gas gross margin for the third quarter and year-to-date was primarily due to wholesale trading losses incurred when natural gas prices increased approximately 36% during the months of August and September 1997. This price increase occurred as QST Trading was purchasing supply physically and financially to balance the portfolio position for these two months. Natural gas volumes have increased 81% from the second to the third quarter of 1997 to approximately 347,000
MMBTU per day due to the Trebor acquisition and market growth initiatives.

QST's general and administrative expenses have increased for the quarter and the nine months ended September 30, 1997, compared to the same periods in 1996, due to the acquisition of Trebor Resources and an increase in the number of QST employees to support growing retail and wholesale operations. Net losses are expected to continue in 1997 as QST continues to develop its businesses, focused on the newly-emerging deregulated energy markets developing throughout the United States. Revenues are anticipated to increase as QST grows through: participation in additional pilot programs, retail sales of energy to commercial and industrial customers, and wholesale natural gas and electric transactions.

QST Energy is participating in the Columbia Energy of Pennsylvania gas pilot program and the statewide Pennsylvania electricity pilot programs, all of which began November 1, 1997. QST Energy has acquired approximately 4,500 new natural gas customers through the Columbia Energy natural gas pilot. This customer growth in Pennsylvania will help position QST for the electricity pilots. As part of its expansion into the Pennsylvania markets, QST Energy has opened an office in Pittsburgh.

QST Energy entered into an agreement on July 1, 1997, with R. Hadler and Company, Inc. (Hadler), a Washington, D.C.-based company, under which Hadler will work with QST to market natural gas and electricity to commercial and industrial companies in Michigan, Pennsylvania, and various other states. The primary focus will be the development of the Midwest and Mid-Atlantic industrial and commercial customer base. Hadler will expand QST's delivery system through the Hadler network, arranging for the sale of energy to new customers. QST Energy will provide supply, logistics, trading and retail sales support through its existing capabilities.

QST Energy is negotiating an agreement with Susquehanna Pfaltzgraff Co., of York, Pennsylvania, to market and offer electricity to consumers eligible to participate in the Pennsylvania pilot programs. Privately-held Susquehanna Pfaltzgraff is a diversified cable, radio and communications provider with service to over one million customers nationally.

QST Environmental Operations

The following table summarizes environmental and engineering services revenue and expenses for the three months and nine months ended September 30, 1997 and 1996:

Components of QST Environmental      Three Months Ended   Nine Months Ended
  Net Loss                             September 30,       September 30,
                                      1997       1996      1997      1996
                                                   (In thousands)
                                                    (Unaudited)
Revenue:
Environmental and engineering
  services revenue                  $19,392   $20,852    $55,230    $62,672
Direct non-labor project costs        7,652     6,640     19,564     18,495
                                    -------   -------    -------    -------
   Net revenue                       11,740    14,212     35,666     44,177
                                    -------   -------    -------    -------
Expenses:
Direct salaries and other costs       5,868     7,324     18,853     23,617
General and administrative            4,674     6,283     15,029     21,189
Depreciation and amortization           877     1,244      2,947      3,866
                                    -------   -------    -------    -------
   Operating expenses                11,419    14,851     36,829     48,672
                                    -------   -------    -------    -------
Interest expense                         21       225        281        861
                                    -------   -------    -------    -------
Income (loss) before income taxes       300      (864)    (1,444)    (5,356)
Income taxes                            204      (226)      (317)    (1,775)
                                    -------   -------    -------    -------
Net income (loss) from continuing
  operations                             96      (638)    (1,127)    (3,581)
Income (loss) from operations of
  discontinued business                 155       (77)       309       (297)
                                    -------   -------    -------    -------
   QST Environmental net income
     (loss)                         $   251   $  (715)   $  (818)   $(3,878)
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

QST Environmental's net revenues decreased by $2.5 million, or 17%, for the third quarter and by $8.5 million, or 19%, for the nine months ended September 30, 1997, compared to the same periods in 1996. The net revenue decreases for these periods resulted from ongoing changes in environmental regulatory requirements of many states, funding delays at the federal level and increased competition in the consulting and laboratory businesses, including industry overcapacity.

Direct salaries and other expenses, which include the cost of professional and technical staff and other costs billable to customers, decreased during the three months and nine months ended September 30, 1997. Direct salary costs include salaries and related fringe benefits, including employer-paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct and indirect salary expense decreased by $1.5 million, or 20%, for the third quarter and by $4.8 million, or 20%, for the nine months ended
September 30, 1997, compared to the same periods in 1996. These decreases were primarily due to a planned reduction in the number of technical staff to match decreased levels of business activity.

General and administrative expenses decreased by $1.6 million, or 26%, for the three months ended September 30, 1997, and decreased by $6.2 million, or 29%, for the nine months ended September 30, 1997. General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; office supply expenses; and corporate administrative expenses. The decreases for these periods resulted from efforts to control administrative and marketing costs, including lower general and administrative salaries and related benefits expense.

QST Environmental plans to sell substantially all the assets of ESE Land Corporation, a wholly-owned subsidiary which acquires environmentally impaired property for remediation and resale. Completion of this transaction is anticipated during the fourth quarter of 1997. Accordingly, the operations of ESE Land Corporation are shown as discontinued operations in the statements of earnings. Prior year financial statements have been reclassified to conform to the current year presentation. During the third quarter of 1997, ESE Land recorded a $455,000 pre-tax profit on the sale of real estate.

QST Environmental will continue to position itself to take advantage of new market opportunities. QST Environmental is collaborating with QST Energy to provide environmental consulting and laboratory services for QST Energy customers. The bundled services that QST Energy offers its customers include the environmental consulting capabilities of QST Environmental.

Due to the labor intensive nature of QST Environmental's business, it has the ability to adjust staffing levels to recognize changing business conditions. QST Environmental had 621 full-time equivalent employees at September 30, 1997, compared to 780 employees at September 30, 1996. To better utilize QST Environmental's resources as part of CILCORP's commitment to efficiently market non-regulated energy and related services, QST Environmental became a subsidiary of QST effective October 29, 1996. During 1997, management is evaluating QST Environmental's role in QST's and CILCORP's business strategy. This evaluation, which will take into account QST Environmental's ongoing performance and integration with QST's operations, could result in further adjustments to staffing levels and to the carrying value of QST Environmental's assets. QST Environmental's future business activity and profitability will continue to be impacted by the level of demand for its services, which is affected by government funding levels, the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal, and clean-up of hazardous wastes. The market for QST Environmental's services is highly competitive; however, no single entity currently dominates the environmental and engineering consulting services marketplace.

Other Businesses Operations

The following table summarizes the components of Other Businesses losses for the three months and nine months ended September 30, 1997 and 1996.

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
Components of Other Businesses     1997       1996        1997        1996
Net Income (Loss)                                 (In thousands)
                                                   (Unaudited)
Revenue:
   Other revenue                 $1,923      $ 2,133     $ 6,812     $ 6,808
                                -------      -------     -------     -------
Expenses:
   Operating Expenses             1,715        3,686       7,426       6,943
   Depreciation and amortization     48           58         144         163
   Interest expense               1,241          881       3,666       3,726
   Income and other taxes          (671)      (1,027)     (2,862)     (1,376)
                                -------      -------     -------     -------
   Total expenses                 2,333        3,598       8,374       9,456
                                -------      -------     -------     -------
Other businesses net loss        $ (410)    $ (1,465)    $(1,562)    $(2,648)
                                =======      =======     =======     =======

Other revenues decreased 10% for the three months ended September 30, 1997, and remained relatively constant for the nine months ended September 30, 1997.

Operating expenses decreased for the three months ended September 30, 1997, compared to the same period in 1996, primarily due to decreased expenses related to the Caterpillar Alliance at CVI and decreased utilization of outside services by CILCORP. Operating expenses increased for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to higher expenses related to the Caterpillar Alliance which began in May 1996 (see Part II. Item 5: Other Information, Power Quest Electric Pilot Programs).

Income and other taxes were higher in the quarter due to higher pre-tax income, and lower in the nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to lower pre-tax income and tax credits received in 1997 from investments made during the fourth quarter of 1996.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1996 Annual Report on Form 10-K (the "1996 Form 10-K"), and
Note 2. Contingencies," and "Note 4. Electric Transmission Open Access," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

CILCO anticipates significant changes in the electric utility industry at both the wholesale and retail levels in the years to come, including increased competition. CILCO also anticipates further changes in the natural gas industry at the retail level. Management cannot predict the ultimate effect and timing of these changes, but believes that they will eventually result in all customers having the opportunity to select the energy supplier of their choice and that lower operating costs, improved efficiency and the marketing of new and better services and products will be the key competitive factors for utilities and other energy providers.

Legislation to institute changes in the electric utility industry is pending in the Illinois General Assembly (see Deregulation Legislation). CILCORP and its subsidiaries support rapid implementation of broadened consumer choice throughout Illinois and the nation and the expanded business opportunities it will provide.

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

Power Quest Electric Pilot Programs

One of CILCO's electric pilot programs permits eight of CILCO's largest industrial customers that each have peak loads of 10 megawatts or more to secure part or all of their electric power requirements from suppliers other than CILCO, subject to the limitation that at no time shall total purchases from other suppliers by participants in the program exceed 50 megawatts (approximately 10% of CILCO's industrial load). CILCO may extend the program's two year term with the approval of the ICC. Participating industrial customers began receiving electricity under this Power Quest program in May 1996. For the industrial pilot program, CILCO could potentially experience a reduction in pre-tax income of up to $6.2 million on an annual basis if the entire 50 megawatts of eligible industrial capacity moved to off-system suppliers. CILCORP has formed a strategic alliance (which has a term concurrent with the Power Quest Electric Pilot Program) with Caterpillar Inc. (Caterpillar), the largest of the industrial customers eligible to participate in Power Quest. Caterpillar remained a full requirements customer of CILCO for the first year of the Power Quest program, and in exchange, CILCORP provided additional value-added services and innovative solutions to meet the energy and environmental needs of Caterpillar. Costs associated with the Caterpillar alliance are reflected in Other Businesses Operations. During the second year of the alliance, which began May 1, 1997, Caterpillar began purchasing a portion of its Power Quest electric allocation off-system and will receive a correspondingly reduced level of products and services under the strategic alliance.

Based on Power Quest participation levels by eligible industrial customers through September 1997, CILCORP experienced a reduction of $5.3 million of pre-tax income for the first nine months of 1997 (including electric margin lost by CILCO, CVI costs associated with the Caterpillar alliance, and QST margin on sales to Power Quest industrial customers). CILCO has offset some of the profit margin lost under Power Quest with increased wholesale electric sales outside its service territory. Assuming the same participation level for all of 1997, CILCORP would experience a reduction to pre-tax income, including costs associated with the Caterpillar alliance included in Other Businesses Operations, of $6.7 million related to industrial customers participating in Power Quest.

In the other Power Quest electric program, CILCO has designated six areas within its service territory as Open Access Sites for up to five years. The sites include the Central Illinois communities of Heyworth, Manito, Peoria Heights and Williamsville; a large regional shopping center in Peoria; and a developing commercial business site in Lincoln. During this period, approximately 5,500 customers located within these Open Access Sites are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. CILCO may designate additional Open Access Sites and, with ICC approval, may extend the program's five-year term. Customers in all but the Peoria Heights Open Access Sites began receiving electricity from suppliers other than CILCO in May 1996. Energy deliveries in Peoria Heights began in February 1997. If all eligible customers in the existing Open Access Sites participate in Power Quest, CILCO would experience a reduction in pre-tax income of up to $1.5 million on an annual basis. Based upon participation levels by eligible commercial and residential customers through September 1997, CILCORP experienced a reduction of $.8 million in pre-tax income for the first nine months of 1997. Assuming the same participation level for all of 1997, CILCORP would experience a reduction to pre-tax income of $1 million in 1997.

Power Quest Gas Pilot Program

CILCO's gas residential pilot program is a five year program that allows residential gas customers located in sites designated by CILCO to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. CILCO selected the Central Illinois towns of Heyworth, Manito, and Williamsville as the initial sites for the gas pilot program and later added the City of Springfield, Illinois, subject to the limitation that no more than 8,000 residential customers from Springfield may participate in the program at any one time. Participants in the gas retail pilot program began receiving natural gas from other suppliers in October 1996. This program did not have a material adverse impact on CILCO's financial position or results of operations for 1996 or the first nine months of 1997, nor does management believe this program will have a material adverse impact on CILCO's future financial position or results of operations.

Deregulation Legislation

On October 30, the Illinois Senate voted 57-2 in favor of an amended version of legislation passed earlier this year by the Illinois House of Representatives which comprehensively restructures the electric utility industry in Illinois. The legislation, which is expected to return to the Illinois House for a final vote on the Senate's changes in mid-November, includes provisions for rate reductions, limits utilities' return on equity invested in the electric business, imposes customer exit fees to allow utilities to recover stranded costs, and, by virtue of the exit fees, prevents full consumer choice for residential customers until the end of 2006.

CILCO is seeking legislative relief from a mandatory 5% rate reduction, effective August 1, 1998, that is included in the Senate-passed version and applies to the state's smaller, lower-cost utilities. The bill provides for 15% rate reductions on that same date for the state's two largest utilities, who have been supportive of the legislation. Management cannot predict the ultimate form of any legislation which may be enacted, but certain elements of the legislation being proposed could have a material adverse impact on CILCO's results of operations.

CILCO's Union Contracts

The International Brotherhood of Electric Workers Local 51 (IBEW) ratified the Company's contract proposal on October 10, 1997. CILCO's contract with the IBEW expired on June 30, 1997, and the IBEW membership had been working without a contract since that time. The new contract expires on July 1, 2000, and among other items, provides for 3% wage increases each year of the contract. The IBEW represents approximately 406 CILCO gas and electric department employees. The current contract with the International Brotherhood of Firemen and Oilers Local 8 (IBF&O), which represents approximately 201 CILCO power plant employees, expires June 30, 1998.

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



Date  November 10, 1997                               R. O. Viets
                                                      R. O. Viets
                                                    President and
                                                Chief Executive Officer


Date  November 10, 1997                             T. D. Hutchinson
                                                    T. D. Hutchinson
                                                       Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CENTRAL ILLINOIS LIGHT COMPANY
                                             (Registrant)



Date  November 10, 1997                   T. S. Romanowski
                                          T. S. Romanowski
                                      Vice President and Chief
                                           Financial Officer




Date  November 10, 1997                   T. D. Hutchinson
                                          T. D. Hutchinson
                                       Controller and Manager
                                           of Accounting