Form 10-K405
period 1997-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1998-03-18
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year ended December 31, 1997

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

                      Yes      X             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At March 13, 1998, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately
$636 million. On that date, 13,610,680 common shares (no par value) were outstanding.

At March 13, 1998, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $62 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

                   DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement dated March 13, 1998, in connection with its Annual Meeting to be held on April 28, 1998, is incorporated into
Part I and Part III hereof.

Central Illinois Light Company's Proxy Statement dated March 27, 1998, in connection with its Annual Meeting to be held on April 28, 1998, is incorporated into Part I and Part III hereof.

CILCORP Inc.'s Annual Report to Shareholders for the year ended
December 31, 1997 -- Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference into Part II Item 7.

CILCORP Inc.'s Annual Report to Shareholders for the year ended
December 31, 1997 -- Financial Statements, Notes to the Financial
Statements and Supplementary Data is incorporated herein by reference into Part II Item 8.

                              CILCORP INC.
                                   and
                     Central Illinois Light Company
                      1997 Form 10-K Annual Report

This combined Form 10-K is filed separately by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                            Table of Contents


                                                                Page

Glossary                                                        5-6
                                 Part I

Item 1.    Business
           The Company and its Subsidiaries                     7-8
           Business of CILCO                                    8-9
              Electric Service                                 9-10
              Gas Service                                        10
              Regulation                                         11
              Electric Fuel and Purchased Gas
                Adjustment Clauses                               11
              Fuel Supply - Coal                               11-12
              Natural Gas Supply                                 12
              Financing and Capital Expenditures Programs      12-13
              Environmental Matters                            13-14
              Significant Customer                               14
              Franchises                                         14
              Competition                                        14
              Employees                                          15
              Union Contracts                                    15
              Early Retirement Programs                          15
           Business of QST (Excluding QST Environmental)         15
              Energy Supply                                      16
              Competition                                        16
              Employees                                          16
           Business of QST Environmental                       16-17
              Customers                                          17
              Regulation of QST Environmental's Clients        17-19
              Regulation of QST Environmental                    19
              Competition                                        19
              Subcontractors                                     19
              Government Contracts                             19-20
              Patents and Trademark Protection                   20
              Potential Liabilities and Insurance              20-21
              Employees                                          21
           Other Businesses                                      22
              CIM                                                22
              CVI                                                22
              Employees                                          22
Item 2.    Properties                                          23-24
Item 3.    Legal Proceedings                                     24
Item 4.    Submission of Matters to a Vote of Security Holders   25
           Executive Officers of the Registrant                25-27

                                 Part II

Item 5.    Market for the Registrant's Common Equity
              and Related Stockholder Matters                    28
Item 6.    Selected Financial Data                               29
Item 7.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations      29
Item 8.    Index - Financial Statements, Supplementary Data
              and Exhibits                                       30
Item 9.    Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure             54

                                Part III

Item 10.   Directors and Executive Officers of the Registrants 54-55
Item 11.   Executive Compensation                                55
Item 12.   Security Ownership of Certain Beneficial
              Owners and Management                              55
Item 13.   Certain Relationships and Related Transactions      55-56

                                 Part IV

Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                              57-61


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

  CIPS - AmerenCIPS, formerly Central Illinois Public Service Company

  CLM -- CILCORP Lease Management Inc.

  Company -- CILCORP Inc. and subsidiaries

  Cooling Degree Day -- The measure of the degree of warmer than normal weather experienced, based on the extent to which the average of high and low temperatures for a day rises above 65 degrees Fahrenheit (annual degree days above historic average indicate warmer than average temperatures); the historic average provided by U.S. Weather Bureau for 30-year period.

  CVI -- CILCORP Ventures Inc.

  DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

  EPA -- Environmental Protection Agency (Federal)

  FAC -- Fuel Adjustment Clause

  FASB -- Financial Accounting Standards Board

  FERC -- Federal Energy Regulatory Commission

  Heating Degree Day -- The measure of the degree of colder than normal weather experienced, based on the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicates cooler than average temperatures); the historic average provided by U.S. Weather Bureau for 30-year period.

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

  MCF -- One thousand cubic feet

  MW -- Megawatt, a million watts

  MWG -- Midwest Grain Products, Inc.

  NEPA -- National Energy Policy Act.

  PGA -- Purchased Gas Adjustment

  QST -- QST Enterprises Inc.

  QST Com -- QST Communications Inc.

  QST Energy -- QST Energy Inc.

  QST Environmental - QST Environmental Inc.

  QST Trading -- QST Energy Trading Inc.

  RCRA -- Resource Conservation and Recovery Act.

  SFAS -- Statement of Financial Accounting Standards

  Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume); a therm is also equal to 100,000 BTUs (energy).

                                 PART I
Item 1.  Business

                    THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and operating results of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO) and QST Enterprises Inc. (QST), the Company's principal business subsidiaries. A former CILCORP first-tier subsidiary, QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc. (ESE) became a subsidiary of QST effective October 29, 1996. Effective June 1, 1997, ESE began operating under the name QST Environmental Inc. (QST Environmental). The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc.
(CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company itself (Holding Company), are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of all of its subsidiaries.

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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy). QST Energy has one wholly-owned subsidiary - QST Energy Trading Inc. (QST Trading), which purchases and sells energy in the wholesale market. QST also provides fiber optic telecommunications services through another wholly-owned subsidiary, QST Communications Inc. (QST Com). Effective October 29, 1996, ESE (now known as QST Environmental) also became a wholly-owned subsidiary of QST.

ESE (now known as QST Environmental) was formed in February 1990 to conduct the environmental consulting and analytical services businesses acquired from Hunter Environmental Services, Inc. (Hunter) during that year. QST Environmental provides engineering and environmental consulting services to a variety of governmental, industrial and commercial customers. QST Environmental has six wholly-owned active subsidiaries: Keck Instruments, Inc., which manufactures geophysical instruments used in environmental applications; QST Architectural Services, Inc., which provides architectural services in Illinois; National Professional Casualty Co., which provides professional and pollution liability insurance to QST Environmental; Chemrox, Inc., which formerly manufactured products and provided engineering services for the safe use and control of ethylene oxide and chlorofluorocarbons; Environmental Staffing Solutions, Inc., which provides temporary staffing services, and ESE Land Corporation (ESE Land) which, either directly or through special purpose subsidiaries, maintains interests in environmentally distressed parcels of real estate acquired for resale. During the fourth quarter of 1997, QST Environmental completed the sale of substantially all of the assets of ESE Land for cash and continued membership interests in the acquiring companies. QST Environmental is also a member of DSE Environmental L.L.C., organized to perform environmental and remediation services. In addition, QST Environmental owns a minority interest in ESE Ohio, Inc., which provides professional engineering services in the State of Ohio.

CIM manages the Company's investment portfolio. CIM holds eight leveraged lease investments through three wholly-owned subsidiaries:
CILCORP Lease Management Inc. which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non-regulated, independent power production facilities (see Other Businesses). CIM also directly owns limited partnership interests in affordable housing portfolios.

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services, Inc. (CESI). CESI was formed to pursue energy-related opportunities in the non-regulated market. CESI's primary business is the sale of non-regulated energy services. During 1996 and 1997 CESI provided certain energy-related services to Caterpillar Inc. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference.

The following table summarizes the relative contribution of each business group to consolidated assets, revenue and net income for the year ended December 31, 1997.

                          Assets         Revenue       Net Income
                                                         (Loss)
                                     (In thousands)
CILCO                   $1,022,655     $546,854        $50,251
QST (excluding QST
  Environmental)            97,869      346,290         (9,843)
QST Environmental           46,544       72,235        (21,571)
Other Businesses           167,751       11,106         (2,442)
                        ----------     --------        -------
                        $1,334,819     $976,485        $16,395
                        ==========     ========        =======

CILCORP is an intrastate exempt holding company under Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA). Federal legislation dealing with the restructuring of the electric utility industry, including repeal of PUHCA, has been introduced in both Houses of Congress. Repeal of PUHCA would, among other things, remove certain presently applicable restrictions to the merger or combination of non-contiguous electric and natural gas utility holding companies. The Company cannot predict whether or when any of these proposals might be enacted at the federal level or the ultimate effect on the Company.

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas utility industries. These include increased competition in wholesale markets and the prospect of competition in retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Competition" of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 136 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Morton). At December 31, 1997, CILCO had approximately 193,000 retail electric customers.

In 1997, 62% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 37% of electric revenue resulted from residential sales, 31% from commercial sales, 24% from industrial sales, 6% from sales for resale and 2% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                                       1997       1996        1995
                                            (In thousands)
Residential                         $125,071    $121,668    $129,722
Commercial                           103,747     100,944      99,992
Industrial                            82,318      79,065      87,491
Sales for resale                      19,966      15,206       5,132
Street lighting                        1,343       1,283       1,132
Other revenue                          5,651       4,619       2,729
                                    --------    --------    --------
       Total electric revenue       $338,096    $322,785    $326,198
                                    ========    ========    ========

CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, and two natural gas combustion turbine-generators which are used for peaking service. The 1997 system peak demand was 1,135 MW on June 24, 1997. The all-time system peak demand of 1,188 MW was set on August 17, 1995.

The system peak demand for 1998 is estimated to be 1,216 MW with a reserve margin of approximately 18.9%. The system peak demand estimate does not account for any load loss due to CILCO's retail competition pilot programs (see Competition). The reserve margin takes into account 90 MW of firm purchased power and 87 MW of interruptible industrial load and other related Demand Side Management (DSM) programs. CILCO's planned reserve margin complies with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity and purchased capacity to provide an adequate and reliable supply of electricity to satisfy base load demand through the end of the century. To help meet anticipated increases in peak demand and maintain adequate reserve margins, CILCO has entered into three wholesale bulk power agreements to purchase capacity from AmerenCIPS
(CIPS), formerly Central Illinois Public Service Company. Each agreement was approved by the Illinois Commerce Commission (ICC) as part of CILCO's electric least cost energy plan filings. See also Note 8. Commitments and Contingencies for further discussion of the purchase agreements with CIPS.

CILCO is interconnected with CIPS, Commonwealth Edison Company, Illinois Power Company and the Springfield City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 1997, CILCO had approximately 202,000 gas customers, including 1,892 industrial, commercial and residential gas transportation customers (of which 1,769 are Power Quest customers) that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the captions "Competition" and "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 19 and 24 of CILCORP's 1997 Annual Report to Shareholders, incorporated herein by reference.

In 1997, 38% of CILCO's total operating revenue was derived from the sale or transportation of natural gas. Approximately 60% of gas revenue resulted from residential sales, 24% from commercial sales, 4% from industrial sales, 3% from transportation and 9% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                                    1997        1996        1995
                                         (In thousands)
Residential                       $124,440    $125,869   $103,992
Commercial                          51,204      44,695     32,792
Industrial                           8,276       5,670      3,165
Transportation of gas                6,484       8,388      8,927
Other revenue                       18,354      11,148      2,670
                                  --------    --------   --------
       Total gas revenue          $208,758    $195,770   $151,546
                                  ========    ========   ========

CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 1997 peak day send-out of 381,384 MCF occurred on January 10, 1997. CILCO has been able to meet all of its existing customer requirements during the 1997-1998 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 1998-1999 heating season.

REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the ICC. The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. With respect to certain electric matters, CILCO is subject to regulation by the FERC. CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1997 Annual Report to Shareholders, which is incorporated herein by reference, for changes in the Illinois regulatory environment enacted in 1997.

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

CILCO's tariffs provide for adjustments to its electric rates through the fuel adjustment clause (FAC) to recover the cost of energy purchased from other suppliers and to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal are not currently included in the FAC, but are collected through base rates.

CILCO's current tariffs also provide for adjustments to its gas rates through the purchased gas adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

CILCO is proposing, in a filing made on February 27, 1998, to cap its natural gas prices for five years, beginning September 1, 1998. It is the first plan of its type filed with the ICC under a state utility deregulation law enacted in December 1997. The cap would replace the PGA. If approved by the ICC, CILCO would assume the risk of gas prices rising above the cap. The ICC has up to 240 days to act on the CILCO proposal.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired. Approximately 2.6 million tons of coal were burned during 1997.
Existing coal contracts with suppliers in central Illinois are expected to supply 100% of the 1998 requirements.

During the years 1997, 1996 and 1995, the average cost per ton of coal burned, including transportation, was $34.01, $31.82, and $37.21, respectively. The cost of coal burned per million BTU's was $1.56, $1.44, and $1.62, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal could be extended through 2010; however, Freeman has the option of terminating (with two years' notice) the contract after 1997. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. On August 8, 1997, CILCO filed a demand for arbitration with Freeman alleging that Freeman has failed to keep and perform its prudent mining obligations, as required by the parties' contract. The relief sought by CILCO through this arbitration includes damages and confirmation of CILCO's termination rights under this contract. CILCO and Freemen have agreed to continue operating under the present contract until a ruling on CILCO's claims is reached by the arbitrators, which is expected in late 1998 or early 1999. CILCO cannot at this time predict the ultimate outcome or materiality of this dispute. For a discussion of the agreement reached with Freeman regarding the accounting for postretirement benefits costs, refer to the caption "CILCO Electric Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 23 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference.

NATURAL GAS SUPPLY

During 1997, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 40 gas suppliers. Reliability was enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements.

During 1997, CILCO purchased and delivered approximately 40,469,000 MCF of natural gas at a cost of approximately $122.6 million, or an average cost of $3.03 per MCF. The average cost per MCF of natural gas purchased and delivered was $3.05 in 1996 and $2.17 in 1995 (see
Electric Fuel and Purchased Gas Adjustment Clauses).

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 1998 are estimated to be $51.1 million, including pollution control expenditures of $4.4 million. Expenditures include $25.2 million for the electric business, $11.6 million for the gas business and $14.3 million for general and miscellaneous purposes. Electric expenditures include $9.0 million for additions and modifications to generating facilities and $16.2 million for transmission and distribution system additions and improvements.
Gas expenditures are primarily for necessary additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 1999-2002 are $205.5 million.

The above estimates for 1998 capital expenditures includes $11.7 million for information technology projects. Included in 1998 information technology projects is replacement of existing computer software containing two-digit date fields which will not be able to distinguish the year 2000 from the year 1900. Modifications of existing programs will be expensed as incurred, while expenditures for programs replaced in their entirety will be capitalized. Management continues to evaluate CILCO's computer software systems and does not currently believe that Year 2000 issues will materially impact CILCO's operations.

CILCO expects to finance its 1998 capital expenditures with funds provided by operating activities and external sources of capital.
Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries. CILCO retired $16 million and $20 million of first mortgage bonds due in February 1996 and March 1997, respectively. CILCO had $21.3 million of short-term commercial paper outstanding at December 31, 1997, and expects to issue short-term commercial paper periodically during 1998. At December 31, 1997, CILCO had bank lines of credit aggregating $30 million, all of which were unused, except in support of commercial paper issuance.
CILCO expects the support of commercial paper issuance to be the only use of these bank lines during 1998. Refer to the caption "Capital Resources and Liquidity - CILCO" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference.

Since the adoption of the United Nations Framework on Climate Change in 1992, there has been a worldwide effort to reduce greenhouse gas (GHG) emissions to 1990 levels or below. In December of 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, the United States would have an overall reduction target of 7% in GHG emissions from 1990 levels by 2008-2012. A key part of the program is a trading program for GHG emissions, which at this time is undefined. CILCO estimates that reducing GHG emissions to 7% below the 1990 levels during the period 2008-2012 could require significant capital outlays and increases in annual operating expenses associated with electric generation which could have a material adverse impact on the Company.

The U.S. Senate passed a resolution in 1997 indicating the Senate would not ratify an agreement that does not involve commitments from developing nations to limit GHG emissions or one that would damage the U.S. economy. It is uncertain if the treaty will be presented for Senate approval during 1998. The Clinton administration is expected to propose funding for research and development and tax incentives as necessary elements to reduce the GHG's (primarily carbon dioxide) associated with the production of fossil-fired electricity.

Many urban areas around the country face the major challenge of achieving compliance with ozone air quality standards. Ozone is formed when volatile organic compound (VOC) emissions and/or nitrogen oxide (NOx) emissions photochemically react in the atmosphere. Strategies for reduction of ozone levels have targeted mobile, area and stationary sources (including power plants) of VOCs and NOx.

Under Title I of the Clean Air Act, states are required to develop and implement State Implementation Plans (SIP) for ozone compliance by 2007. Where boundary area emissions are contributing to the non-attainment areas, additional VOC/NOx controls in attainment areas are being considered. This matter is further complicated by the transport of emissions across state boundaries and regions. CILCO may be targeted for additional NOx emission reductions of up to 85% at its power plants pursuant to regional ozone compliance programs, despite the fact that CILCO's plants are in attainment areas.

CILCO is participating in ozone compliance strategy activities at the national, regional, and state levels. CILCO's position calls for
(1) equitable consideration among all VOC/NOx sources, (2) credit for past and planned emission reductions and (3) cost-benefit/risk-benefit support for control regulation.

On October 10, 1997, the USEPA proposed air pollution rules which would require substantial reductions of NOx emissions in Illinois and 21 other states. The proposal would require the installation of NOx controls by no later than September 2002. This proposal is expected to be finalized by October 1998 with Illinois utility reduction requirements specified in 1999. The legality of this proposal along with its technical feasibility is expected to be challenged by a number of utility groups, including CILCO.

Should additional NOx emission controls be mandated for CILCO's power plants, new and costly control technology retrofits would be required. Multiple technologies might be necessary to meet extremely stringent NOx levels. The exact costs for such compliance cannot be determined at this time, but they could have a material adverse impact on the Company.

CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store this by-product.

SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer. Aggregate gas and electric revenues from sales to Caterpillar were 7.5%, 7.5%, and 8.6% of CILCO's total operating revenue for 1997, 1996 and 1995, respectively. See CILCO's Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data.

FRANCHISES

CILCO negotiates franchise agreements which authorize it to provide utility services to the communities in its service area. The franchises are for various terms, usually 25 to 50 years. Based on past experience, CILCO anticipates that, as franchises expire, new franchises will be granted in the normal course of business.

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

Refer to the captions "Competition", "CILCO Electric Operations", and "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on pages 19, 23 and 24 of CILCORP's 1997 Annual Report to Shareholders, incorporated herein by reference, for discussion regarding CILCO's electric and gas pilot programs (collectively known as Power Quest), Illinois' Electric Service Customer Choice and Rate Relief Law of 1997, and other competitive trends which may affect CILCO's electric and gas operations.

EMPLOYEES

The number of full-time and part-time employees at December 31, 1997, was 1,243, excluding employees assigned to the Holding Company. Of these, 418 gas and electric department employees were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW), and 202 power plant employees were represented by Local 8 of the International Brotherhood of Firemen and Oilers (IBF&O).

CILCO'S UNION CONTRACTS

The International Brotherhood of Electrical Workers Local 51 (IBEW) ratified the Company's contract proposal on October 10, 1997. CILCO's contract with the IBEW expired on June 30, 1997, and the IBEW membership had been working without a contract since that time. The new contract expires on July 1, 2000, and among other items, provides for 3% wage increases each year of the contract. The current contract with the International Brotherhood of Firemen and Oilers Local 8 expires June 30, 1998.

CILCO'S EARLY RETIREMENT PROGRAMS

As part of a continuing effort to reduce costs and better position itself for competition in the energy services industry, in November 1996, CILCO offered Voluntary Early Retirement Programs to eligible management and office and technical employees and employees represented by the IBEW. A total of 76 of the 210 eligible employees retired, effective January 1, 1997. The 1996 programs resulted in an after-tax charge to earnings of approximately $5.4 million.

In 1995, CILCO offered similar Voluntary Early Retirement Programs to selected employees. A total of 166 of the 257 eligible employees accepted the offer, resulting in an after-tax charge of approximately $7.8 million in 1995.

              BUSINESS OF QST (EXCLUDING QST ENVIRONMENTAL)

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. QST, through its wholly-owned subsidiary QST Energy, provides a portfolio of non-regulated, energy-related products and services including wholesale and retail sales of electricity and natural gas in markets that are open to competition. QST also provides fiber optic telecommunication services in Central Illinois.

The initial focus of QST was to compete against energy suppliers that participated in CILCO's Power Quest pilot programs. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 19 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference. Power Quest provides a means for certain customers to buy energy from suppliers other than CILCO. During 1997, QST Energy began to acquire retail customers outside of Illinois. QST Energy competes against marketers to provide energy and services to customers of other utilities and energy providers which offer, or will be required to offer, retail competition programs, as well as marketing energy to customers who may already have the ability to choose their supplier.
QST Energy, through its wholly-owned subsidiary QST Energy Trading, also purchases and sells energy on a wholesale basis. Its customers include marketers, utilities, and independent power producers. QST Energy is also engaged in the development of on-site electric generating facilities.

ENERGY SUPPLY

QST Energy and QST Energy Trading have entered into contracts and enabling agreements with public utilities, independent electricity or natural gas producers and transporters, and other marketers to purchase electricity and natural gas to serve QST's customers. Contracts have various terms ranging from one month to three years. Electricity is purchased on either a term basis (which does not exceed one year) or a spot basis. The majority of QST's gas supply is currently purchased on a 30-day spot basis. QST has successfully met the energy requirements of its retail customers during the past year.

COMPETITION

QST currently competes with utilities and marketers to provide electricity to wholesale customers and to retail customers who may choose their energy supplier, primarily as a result of retail competition pilot programs offered by regulated utilities throughout the United States. QST also competes with other marketers and suppliers to sell natural gas to wholesale and retail customers in a deregulated market. Currently, the market for natural gas sales is highly competitive, particularly on the wholesale level and, in some areas of the country (including Illinois), for large usage customers on the retail level. The market for wholesale electricity is also very competitive and competition in QST's retail electric energy business is partially a function of the design of retail competition programs. Competition within both the electric and gas segments of QST's business is expected to increase with the deregulation of the U.S. energy industry. Refer to the caption "Competition" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's Annual Report to Shareholders, incorporated herein by reference.

EMPLOYEES

At December 31, 1997, QST (exclusive of QST Environmental) employed 109 full-time, part-time and on-call employees.


                      BUSINESS OF QST ENVIRONMENTAL

QST Environmental is an environmental consulting and engineering firm with additional capabilities in laboratory analysis and equipment manufacturing. QST Environmental's services are intended to address the concern over the quality of the environment, the numerous complex federal, state and local environmental regulations and enforcement efforts in support of environmental laws. As such, QST Environmental's business is affected by the existence and enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal and clean-up of hazardous wastes (see Regulation of QST Environmental's Clients herein). QST Environmental provides a full-service approach to business, industrial and governmental clients, commencing with problem identification and analysis, continuing through regulatory negotiation and engineering, and concluding with the preparation and implementation of a remediation plan or final design and construction.

QST Environmental has a wide range of clients in business, industry and government, including federal agencies, local and state governments, institutional, commercial and industrial firms and professional service firms. QST Environmental employs environmental, chemical, geotechnical, civil, mechanical, structural and transportation engineers; geologists; hydrogeologists; chemists; biologists; toxicologists; meteorologists; industrial hygienists; architects; and surveyors. QST Environmental has a nationwide network of offices with its corporate office in Peoria, Illinois. Presently, QST Environmental has one laboratory located in Gainesville, Florida. In late January 1998, QST Environmental entered into a non-binding letter of intent to sell the assets of the Gainesville laboratory. On March 2, 1998, the prospective purchaser of these assets decided not to proceed with this transaction. Management is currently considering various alternatives regarding the operations of the Gainesville laboratory.

QST Environmental provides services in the following areas: air quality, chemical analysis, asbestos and lead-based paint management, industrial hygiene, environmental assessment and toxicology, hydrogeology, remediation, construction management, storage tank management, surface water resources analysis, and environmental audits. QST Environmental also provides engineering design, and environmental, transportation, and water/wastewater engineering services. In addition, QST Environmental manufactures instrumentation for groundwater analysis and mineral exploration through its wholly-owned subsidiary, Keck Instruments, Inc.

CUSTOMERS

QST Environmental sells its products and services to governmental agencies and public and private companies. Approximately 48% of QST Environmental's revenue for 1997 was generated by services performed for federal, state and local governmental agencies compared to 43% for 1996. In the year ended 1997, two federal government customer contracts, EPA and Department of Defense (DOD), accounted for 7.7% and 6.4% of gross revenues, respectively. The EPA contract has been rebid with an expected mid-1998 award date. The DOD contract concludes in March 1998. No single customer accounted for more than 5% of QST Environmental's gross revenues for the year 1996.

In 1997, approximately 88% of QST Environmental's revenue was generated from environmental consulting and engineering services, 10% from laboratory services and 2% from manufactured equipment sales.

REGULATION OF QST ENVIRONMENTAL'S CLIENTS

The level and nature of QST Environmental's business activity is largely dependent upon government statutes and regulations relating to the environment.

Significant legislation includes the following:

Clean Air Act of 1970 (CAA): Provisions of the CAA, as amended in 1977 and 1990, authorize the EPA to set maximum acceptable contaminant levels in the ambient air, to control emissions of certain toxic materials, to reduce acid rain, and to ensure compliance with air quality standards.

Clean Water Act of 1972, as amended in 1987 (CWA): CWA requires every state to set water quality standards for each significant body of water within its boundaries and to ensure attainment and/or maintenance of those standards. These standards and limitations are enforced in large part under a nationwide permit program known as the National Pollutant Discharge Elimination System (NPDES). CWA's reauthorization by Congress is anticipated in the next three to five years.

Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund or CERCLA): CERCLA is the most significant federal statute addressing practices involving hazardous substances and imposing liability for cleaning up contamination in soil and groundwater. This legislation has four basic provisions: (i) creation of an information gathering and analysis program which enables federal and state governments to identify abandoned waste sites and to set priorities for investigation and response; (ii) granting of federal authority to respond to hazardous waste emergencies and to clean up hazardous waste sites; (iii) imposition of liability on persons responsible for disposal of hazardous substances that may be released into the environment; and
(iv) creation of a federally managed trust fund to pay for the cleanup of waste sites where a "potentially responsible party" cannot be identified or where a threat to the environment requires immediate response. The EPA and State regulatory authorities are encouraging "voluntary" clean-up of contaminated sites independent of CERCLA through state-administered programs. In October 1986, the Superfund Amendments and Reauthorization Act (SARA) was passed as a five-year extension of the Superfund program. Title III of SARA, also known as the Emergency Planning and Community Right-to-Know Act of 1986, established a reporting and notification system for companies dealing with hazardous chemicals. The Superfund program was reauthorized in 1990 and was extended without change through September 30, 1994. Revisions to CERCLA and reauthorization are anticipated to be considered by Congress in 1998.

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

Resource Conservation and Recovery Act of 1976 (RCRA): While Superfund seeks to remedy the damage caused by inactive or abandoned waste sites, RCRA imposes comprehensive regulation of the management of hazardous waste at active facilities. RCRA and the regulations thereunder establish a comprehensive "cradle to grave" regulatory program applicable to hazardous waste and impose requirements for performance testing and recordkeeping for any person generating, transporting, treating, storing, or disposing of more than the specified minimum levels of hazardous waste. In November 1984, RCRA was amended by the Hazardous and Solid Waste Amendments, which extend RCRA to most industrial and commercial activities in the nation. In addition, RCRA requires that underground storage tanks be identified and inspected, and those found to be leaking must be cleaned up. RCRA's reauthorization by Congress has been delayed and no action is anticipated in 1998. Legislative actions continue to evolve through regulatory changes such as risk-based corrective actions and Brownfield remediation programs in many states.

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

State and Local Regulations: In addition to federal statutes and regulations, numerous state and local statutes and regulations relating to environmental risks impose additional environmental standards on QST Environmental's customers.

REGULATION OF QST ENVIRONMENTAL

The environmental statutes and regulations described above primarily affect QST Environmental's clients, and thus have a significant impact on the volume of QST Environmental's business activity and specific types of services that QST Environmental provides to its clients. These environmental statutes and regulations also govern the manner in which QST Environmental performs services for its clients. QST Environmental must comply with specific worker protection requirements and other health and safety standards. These standards include taking steps to limit exposure to asbestos and chemical substances in the workplace.
QST Environmental also must comply with regulations pertaining to the disposal of certain hazardous chemicals and substances pursuant to guidelines established under federal and state law. Among those substances are chemicals used in QST Environmental's laboratory processes as well as materials removed from the properties and facilities of its clients. Disposal costs for these materials, and legal compliance costs generally for QST Environmental, have risen steadily in recent years and are expected to continue to increase.

Management believes that the degree of enforcement of environmental regulations at the federal, state and local level will continue to affect the levels of business of QST Environmental and its clients.

COMPETITION

The market for QST Environmental's consulting services is highly competitive, and QST Environmental is subject to competition with respect to all of the services it provides. QST Environmental competes primarily on the basis of quality of service, expertise, and price. QST Environmental's competitors range from small local firms to major national companies. No single entity currently dominates the environmental consulting and engineering services marketplace.

SUBCONTRACTORS

Because of the nature of the projects in which QST Environmental is involved, QST Environmental often subcontracts a portion of its projects to other contractors in order to utilize their expertise, equipment and experience in areas where QST Environmental may lack the ability to complete the entire project. For example, if QST Environmental does not have the necessary equipment to perform all aspects of a project, such work may be subcontracted to local contractors. In addition, contracts which QST Environmental has with federal, state and local governmental agencies may require, as a matter of law, that on a particular job QST Environmental hire a certain percentage of minority-owned subcontractors.

GOVERNMENT CONTRACTS

Many of QST Environmental's contracts with governmental agencies are cost-plus, based on a combination of labor cost, overhead cost and allowable fee. Overhead rates are estimated at the time of contract negotiations. Following the completion of a contract, actual overhead is determined and the difference is reimbursed to the government or paid to QST Environmental within the limits of the contract. Although QST Environmental enjoys a good working relationship with the governmental agencies for which it performs these services, these contracts may be subject to renegotiation of profits or termination at the election of the governmental agency.

PATENTS AND TRADEMARK PROTECTION

QST Environmental has applied for or been assigned certain patents or patent rights. QST Environmental believes that its technical expertise, field experience, understanding of regulatory requirements and implementation of technological advances will continue to provide opportunities for ideas to develop which may lead to patents; however, research and development is not currently significant to QST
Environmental's operations.

POTENTIAL LIABILITIES AND INSURANCE

QST Environmental is exposed to risk of financial loss during its normal course of business in a variety of ways typically associated with an environmental and engineering consulting business, including: work-related injury or illness of employees or third parties; damage to property in QST Environmental's control during the course of a project; damage to QST Environmental's property; repair or rectification costs resulting from failure to detect, analyze, or measure pollutants, asbestos or other toxic substances; repair or rectification costs due to faulty design, workmanship, or liability resulting from QST Environmental's construction or design activities; failure to perform or delay in project completion; and claims by third parties for alleged pollution or contamination damage. Also, QST Environmental assumes contingent liabilities arising out of its need to exercise care in the selection and supervision of subcontractors on various projects. Since QST Environmental derives revenues from work involving hazardous materials, toxic wastes and pollutants, potential losses may surface many years after a project is completed.

These risks, along with enforcement of environmental regulations and increasing public awareness regarding environmental issues and responsibilities, make it mandatory that QST Environmental maintain a sound risk management and insurance program.

QST Environmental carries professional liability insurance which covers design errors and omissions resulting from its typical operations. This policy is extended to include pollution liability losses. The current policy, effective April 1, 1996, has a limit of $8 million per claim ($10 million in aggregate for the three-year policy term), with the first $3 million of coverage provided by QST Environmental's wholly-owned captive insurance subsidiary, National Professional Casualty Co. (Captive) and the next $5 million of coverage provided by a non-affiliated company. Captive is capitalized by the combination of a QST Environmental bank letter of credit and cash. Captive does not transfer risk and is not reinsured; CILCORP does not provide credit support to Captive. The policies cover activities in which QST Environmental is typically involved. Accordingly, in the event of a serious spill or loss resulting from a design error or omission, QST Environmental faces potential liability for the self-insured retention portion of a claim, as well as any amounts in excess of $8 million. QST Environmental expects to renew these policies annually in the normal course of business. The professional and pollution liability insurance policies include standard industry exclusions for: dishonesty, discrimination, warranties and guarantees, punitive damages, intentional non-compliance with government regulations or statutes, nuclear energy, war and bodily injury from the specification, installation, transportation, storage or disposal of asbestos.

QST Environmental also carries insurance policies covering workers' compensation, general liability and auto and property damage claims.
The workers' compensation policy provides statutory average limits. General liability and auto policies provide full insurance coverage with minor deductible amounts. Also, performance and payment bonds may be provided for specific projects if required by clients. To supplement its risk transfer to insurance policies, QST Environmental attempts with its clients to limit and/or transfer its risk contractually.

QST Environmental believes it operates in a safe manner and, as described above, purchases insurance to protect against loss and maintain competitiveness in the marketplace; however, its entire potential liability may not be covered by insurance. Also, the total cost of a potential claim could exceed QST Environmental's policy limits.

EMPLOYEES

At December 31, 1997, QST Environmental employed 591 full-time, part-time and on-call employees, many of whom have advanced degrees in a variety of technical disciplines and all of whom are non-union.

                            OTHER BUSINESSES

CIM

The investment portfolio of CIM at December 31, 1997, and December 31, 1996, is shown in the following table:

Type of Investment
At December 31                                    1997          1996
                                                   (In thousands)
Investment in leveraged leases                 $146,458       $133,030
Cash and temporary cash investments                 152             53
Investment in Energy Investors Fund               1,158            129
Investment in affordable housing funds           15,557         17,172
Other                                               156             35
                                               --------       --------
   Total                                       $163,481       $150,419
                                               ========       ========

At December 31, 1997, CIM held equity investments in eight leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessee.

CIM, through its wholly-owned subsidiary, CIM Energy Investments Inc., has a net investment of $1,158,000 in the Energy Investors Fund, L.P.(Fund), representing a 3.1% interest in the Fund at December 31, 1997. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

CIM is a limited partner in eight affordable housing portfolios. The ownership interests in these partnerships range from 3% to 12% at December 31, 1997. The equity method of accounting is used for these investments.

CVI

CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $70,000. CESI's primary business is the sale of energy related products and services to commercial and industrial customers, municipalities, and other utilities. These services include: gas management services (including commodity purchasing), gas and electric non-regulated utility services, outdoor lighting services, and carbon monoxide detectors. In addition, during 1997, costs related to providing additional value-added services to Caterpillar in connection with CILCO's Power Quest programs were reflected in CESI's operating results. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 19 of CILCORP's 1997 Annual Report to Shareholders which is incorporated herein by reference.

EMPLOYEES

At December 31, 1997, there were 10 full-time employees assigned to CILCORP, CVI and CIM.

Item 2. Properties

                                  CILCO

CILCO owns and operates two steam-electric generating plants, a cogeneration plant and two combustion turbine-generators. These facilities had an available summer capability of 1,152 MW in 1997. The two combustion turbine generators have a summer rating of 30 MW (15 MW each) and are used during peak periods. They typically operate less than 100 hours per year. The cogeneration plant, which became operational during 1995, produces steam for Midwest Grain Products, Inc.
(MWG) and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 16 MW.

The major generating facilities of CILCO (representing 96.0% of CILCO's available summer generating capability projected for 1998), all of which are fueled with coal, are as follows:

                                                       Available Summer
                                                       Capability (MW)
Station & Unit                     Installed             Actual 1997
Duck Creek
   Unit 1                             1976                   366
E. D. Edwards
   Unit 1                             1960                   117
   Unit 2                             1968                   262
   Unit 3                             1972                   361

CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 13 principal substations with an installed capacity of 3,032,700 kilovolt-amperes.

The electric distribution system includes approximately 6,220 miles of overhead pole and tower lines and 2,050 miles of underground distribution cables. The distribution system also includes 104 substations with an installed capacity of 2,012,860 kilovolt-amperes.

The gas system includes approximately 3,540 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 Bcf. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 Bcf.

                            QST ENVIRONMENTAL

QST Environmental owns approximately 53 acres of land in Gainesville, Florida, containing 118,000 square feet of offices, laboratory and other space. In Peoria, Illinois, QST Environmental owns approximately 27,000 square feet of offices, laboratory and other space and leases approximately 21,000 square feet of additional space for offices. QST Environmental and its subsidiaries lease additional facilities for offices and warehouse space in 27 cities throughout the United States. QST Environmental believes its facilities are suitable and adequate for its current businesses and does not expect to make any material acquisitions of real property in the near future. Refer to the caption "Capital Resources and Liquidity - QST Environmental" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation on page 18 of CILCORP's 1997 Annual Report to shareholders which is incorporated herein by reference.

Item 3.  Legal Proceedings

Reference is made to the captions "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 9 - Commitments and Contingencies" of Item 8. Financial Statements and Supplementary Data of CILCORP's 1997 Annual Report to Shareholders, incorporated herein by reference, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

Pursuant to CILCO's By-Laws, CILCO has advanced legal and other expenses actually and reasonably incurred by employees, and former employees, in connection with the Department of Justice's (DOJ) investigation of CILCO's Springfield gas operations. The DOJ investigation was subject to a September 1994 settlement agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                                 CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                  CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                      Executive Officers of CILCORP

                 Age as of  Positions Held During             Initial
    Name          3/31/98    Past Five Years              Effective Date(1)
R. O. Viets           54    President and Chief
                              Executive Officer            February 1, 1988

W. M. Shay (2)        45    Executive Vice President
                              and Chief Legal Officer      November 4, 1997
                            Executive Vice President       November 4, 1996

J. G. Sahn            51    Vice President, General
                              Counsel and Secretary        March 1, 1994
                            Vice President
                              and General Counsel          February 1, 1989

M. D. Austin          39    Treasurer and
                              Assistant Secretary          April 25, 1995
                            Director - Corporate
                              Investments                  April 1, 1990

T. D. Hutchinson (3)  43    Controller                     January 20, 1997

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

                       Executive Officers of CILCO

                   Age as of  Positions Held During       Initial
  Name              3/31/98    Past Five Years(1)     Effective Date(2)
R. O. Viets (3)       54   Chairman of the Board
                             and Chief Executive
                             Officer                  April 1, 1995

J. F. Vergon (4)      50   President and Chief
                             Operating Officer        January 29, 1996
                           Group President,
                             Gas Operations           April 1, 1995
                           Vice President             October 1, 1986

M. J. Bowling (5)     51   Vice President             April 1, 1995

S. A. Cisel (5)       44   Vice President             April 1, 1995

C. Gilson (5)         40   Vice President             September 23, 1997

K. A. Lockenvitz(5)   41   Vice President             September 23, 1997

S. E. Ogden (5)       40   Vice President             September 23, 1997

P. M. Ratcliff (5)    37   Vice President             September 23, 1997

T. S. Romanowski(5)   48   Vice President             October 1, 1986

W. R. Dodds           43   Treasurer and Manager
                             of Treasury Department   October 1, 1990

T. D. Hutchinson(6)   43   Controller and Manager
                             of Accounting            January 1, 1997

J. G. Sahn (7)        51   Secretary                  March 1, 1993

Notes:
(1) The officers listed have been employed by CILCO in executive or management positions for the past five years except for Mr. Viets and Mr. Hutchinson.

(2) The term of each executive officer extends to the organization meeting of CILCO's Board of Directors following the next annual election of Directors.

(3) Mr. Viets previously served as Chairman of the Board from February 1, 1988 to April 23, 1991. He also serves as President and Chief Executive Officer of CILCO's parent, CILCORP Inc., a position he has held since February 1, 1988.

(4) J. F. Vergon also serves as Chairman of the Board of CILCORP
    Investment Management Inc.

(5) M. J. Bowling, C. Gilson, K. A. Lockenvitz, S. E. Ogden and
    P. M. Ratcliff are leaders of strategic business units involving local distribution, power generation, technical services, marketing and sales and customer service, respectively. T. S. Romanowski serves as CILCO's Chief Financial Officer and S. A. Cisel is responsible for legislative and regulatory affairs.

(6) Mr. Hutchinson is also Controller of CILCORP, effective January 20, 1997, having previously served as CILCORP Controller from February 1, 1988 to April 1, 1995. He served as CILCO Director-Competitive Strategy from April 1, 1995 to December 31, 1995 and as Director of Planning and Administration of QST Enterprises Inc. from January 1, 1996 to January 20, 1997.

(7) Mr. Sahn also serves as Vice President and General Counsel of
    CILCORP Inc., a position he has held since February 1, 1989. He was elected to the additional positions of Secretary and Assistant Treasurer of CILCORP effective March 1, 1994.

                                PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

                                CILCORP

The Company's common stock is listed on the New York and Chicago Stock Exchanges (ticker symbol CER). At December 31, 1997, there were 11,542 holders of record of the Company's common stock. The following table sets forth, for the periods indicated, the dividends per share of common stock and the high and low prices of the common stock as reported in New York Stock Exchange Composite Transactions.

                                         Quarter
 1996                  First       Second       Third        Fourth
Price Range
High                  $45 1/8      $44 1/8      $43 1/2      $39 5/8
Low                   $40 1/2      $40 7/8      $39 1/2      $35 1/2

Dividends Paid        $  .615      $  .615      $  .615      $  .615

1997
Price Range
High                  $39 5/8      $41 3/8      $43          $49
Low                   $35 5/8      $37 1/2      $38 13/16    $40 1/2

Dividends Paid        $  .615      $  .615      $  .615      $  .615

The number of common shareholders of record as of March 13, 1998, was 11,308.

                                 CILCO

CILCO's common stock is not traded on any market. As of March 13, 1998 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid is described in Note 5 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Years Ended December 31

                        1997        1996        1995        1994       1993
                               (In thousands except per share amounts)
Revenue               $  976,485  $  613,082  $  610,172  $  605,139  $  584,511
Net income available
  for common
  stockholders            16,395      27,943      38,582      32,586      33,583
Earnings per share          1.20        2.07        2.93        2.50        2.60
Total assets           1,334,819   1,285,693   1,279,303   1,238,384   1,198,440
Long-term debt           298,528     320,666     344,113     326,695     325,711
Dividends declared
  per common share          2.46        2.46        2.46        2.46        2.46

Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31
                          1997       1996       1995         1994       1993
                                         (In thousands)
Revenue               $  546,854  $  518,555  $  477,744  $  461,370   $453,878

Net income available
 for common
 stockholders             50,251      41,940      39,099      29,507     33,635
Total assets           1,022,655   1,036,169   1,063,223   1,019,109    988,325
Long-term debt           267,836     278,439     298,397     278,359    278,321
Ratio of earnings to
 fixed charges               3.7         3.4         3.3         3.0        3.2

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 through 29 of CILCORP's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 8.:  Financial Statements and Supplementary Data

The financial statements on pages 31 through 48 and Management's
Report to the Stockholders of CILCORP Inc. on page 30 of CILCORP's 1997 Annual Report to Shareholders are incorporated herein by reference.

Index to Financial Statements:
                                                             Page
                                 CILCORP

Report of Independent Public Accountants on
  Schedules                                                   31

                                 CILCO
Management's Report                                           32
Report of Independent Public Accountants                      33
Consolidated Statements of Income                             34
Consolidated Balance Sheets                                 35-36
Consolidated Statements of Cash Flows                       37-38
Statements of Segments of Business                            39
Consolidated Statements of Retained Earnings                  40
Notes to Consolidated Financial Statements                  41-54


          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To CILCORP Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CILCORP Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1998



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




                                            J. F. Vergon
                                            President and Chief
                                              Operating Officer




                                            T. S. Romanowski
                                            Vice President and Chief
                                              Financial Officer




                                            T. D. Hutchinson
                                            Controller and Manager of
                                              Accounting


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central Illinois Light Company:

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                             ARTHUR ANDERSEN LLP
Chicago, Illinois
January 27, 1998




                     Central Illinois Light Company
                    Consolidated Statements of Income

For the Years Ended December 31               1997        1996      1995
                                                    (In thousands)
Operating Revenues:
Electric                                   $338,096   $322,785   $326,198
Gas                                         208,758    195,770    151,546
                                           --------   --------   --------
      Total Operating Revenues              546,854    518,555    477,744
                                           --------   --------   --------
Operating Expenses:
Cost of Fuel                                 92,230     90,715     94,235
Cost of Gas                                 123,531    108,286     68,948
Purchased Power                              22,851     10,907     12,353
Other Operations and Maintenance            109,833    119,334    125,556
Depreciation and Amortization                61,505     59,664     56,765
Income Taxes                                 29,317     26,548     23,267
State and Local Taxes on Revenue             22,467     22,004     20,867
Other Taxes                                  11,808     11,419     12,205
                                           --------   --------   --------
      Total Operating Expenses              473,542    448,877    414,196
                                           --------   --------   --------
Operating Income                             73,312     69,678     63,548
                                           --------   --------   --------
Other Income and Deductions:
Cost of Equity Funds Capitalized                 35         36         97
CILCO-owned Life Insurance, Net              (1,177)      (678)      (623)
Other, Net                                     (256)       200      2,581
                                           --------   --------   --------
      Total Other Income and (Deductions)    (1,398)      (442)     2,055
                                           --------   --------   --------
Income Before Interest Expenses              71,914     69,236     65,603
                                           --------   --------   --------
Interest Expenses:
Interest on Long-term Debt                   20,024     21,012     20,242
Cost of Borrowed Funds Capitalized              (99)       (54)      (417)
Other                                         2,622      3,150      3,380
                                           --------   --------   --------
      Total Interest Expenses                22,547     24,108     23,205
                                           --------   --------   --------
Net Income Before Extraordinary Item and
  Preferred Dividends                        49,367     45,128     42,398
Extraordinary Item                            4,100      --         --
                                           --------   --------   --------
Net Income Before Preferred Dividends        53,467     45,128     42,398

Dividends on Preferred Stock                  3,216      3,188      3,299
                                           --------   --------   --------
Net Income Available for Common Stock      $ 50,251   $ 41,940   $ 39,099
                                           ========   ========   ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     Central Illinois Light Company
                       Consolidated Balance Sheets
                                 Assets
As of December 31                                     1997        1996
                                                      (In thousands)
Utility Plant, At Original Cost:
  Electric                                         $1,213,585  $1,186,110
  Gas                                                 401,870     393,246
                                                   ----------  ----------
                                                    1,615,455   1,579,356
  Less - Accumulated Provision for Depreciation       769,792     724,398
                                                   ----------  ----------
                                                      845,663     854,958
Construction Work in Progress                          21,550      15,092
Plant Acquisition Adjustments, Net of
  Amortization                                          1,217       1,930
                                                   ----------  ----------
    Total Utility Plant                               868,430     871,980
                                                   ----------  ----------
Other Property and Investments:
Cash Surrender Value of Company-owned Life
  Insurance (Net of Related Policy Loans of
  $42,898 in 1997 and $37,948 in 1996)                  2,399       2,128
Other                                                   1,214       1,553
                                                   ----------  ----------
    Total Other Property and Investments                3,613       3,681
                                                   ----------  ----------
Current Assets:
Cash and Temporary Cash Investments                       698       1,662
Receivables, Less Reserves of $703 and $1,000          44,550      43,604
Accrued Unbilled Revenue                               31,248      30,879
Fuel, at Average Cost                                   7,816       7,643
Materials and Supplies, at Average Cost                13,685      15,126
Gas in Underground Storage, at Average Cost            22,118      24,222
Prepaid Taxes                                           1,189       1,183
Other                                                   6,331       9,668
                                                   ----------  ----------
    Total Current Assets                              127,635     133,987
                                                   ----------  ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt                     3,581       5,572
Unamortized Debt Expense                                2,019       2,198
Prepaid Pension Cost                                      455         496
Other                                                  16,922      18,255
                                                   ----------  ----------
    Total Deferred Debits                              22,977      26,521
                                                   ----------  ----------
Total Assets                                       $1,022,655  $1,036,169
                                                   ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                     Central Illinois Light Company
                       Consolidated Balance Sheets
                     Capitalization and Liabilities
As of December 31                                      1997         1996
                                                       (In thousands)
Capitalization:
Common Shareholder's Equity:
   Common Stock, No Par Value; Authorized
     20,000,000 Shares; Outstanding 13,563,871
     Shares                                         $  185,661   $ 185,661
   Retained Earnings                                   147,081     136,629
                                                    ----------  ----------
      Total Common Shareholder's Equity                332,742     322,290
Preferred Stock Without Mandatory Redemption            44,120      44,120
Preferred Stock With Mandatory Redemption               22,000      22,000
Long-term Debt                                         267,836     278,439
                                                    ----------  ----------
      Total Capitalization                             666,698     666,849
                                                    ----------  ----------
Current Liabilities:
Current Maturities of Long-Term Debt                    10,650      20,000
Notes Payable                                           21,300       9,900
Accounts Payable                                        44,844      46,126
Accrued Taxes                                            2,593       7,013
Accrued Interest                                         9,234       9,761
PGA Over-Recoveries                                      1,666         601
Level Payment Plan                                       2,375       2,737
Other                                                    4,670       5,831
                                                    ----------  ----------
      Total Current Liabilities                         97,332     101,969
                                                    ----------  ----------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes                      139,274     135,251
Regulatory Liability                                    56,807      68,565
Investment Tax Credits                                  21,117      22,801
Capital Lease Obligation                                 2,182       2,621
Other                                                   39,245      38,113
                                                    ----------  ----------
      Total Deferred Liabilities and Credits           258,625     267,351
                                                    ----------  ----------
Total Capitalization and Liabilities                $1,022,655  $1,036,169
                                                    ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                     Central Illinois Light Company
                  Consolidated Statements of Cash Flows
For the Years Ended December 31                     1997       1996     1995
                                                         (In thousands)
Cash Flows from Operating Activities:
Net Income Before Extraordinary Item and
  Preferred Dividends                           $ 49,367  $ 45,128   $ 42,398
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation and Amortization                   62,217    60,376     57,478
  Deferred Taxes, Investment Tax Credits and
     Regulatory Liability, Net                    (6,585)   (1,727)    (6,454)
  Increase in Accounts Receivable                   (946)   (1,292)   (11,769)
  (Increase)Decrease in Fuel, Materials and
     Supplies, and Gas in Underground Storage      3,372    (5,262)     7,251
  Increase in Unbilled Revenue                      (369)   (1,988)    (6,551)
  Increase(Decrease) in Accounts Payable          (1,282)    5,643     (7,053)
  Increase(Decrease) in Accrued Taxes
     and Interest                                 (4,947)    2,349       (439)
  Capital Lease Payments                             645       645        590
  (Increase)Decrease in Other Current Assets       3,331     7,427     (8,958)
  Decrease in Other Current Liabilities             (458)   (1,106)    (2,831)
  (Increase)Decrease in Other Non-Current
   Assets                                          6,372    (3,506)    13,792
  Increase in Other Non-Current Liabilities        1,273     5,129      3,424
                                                --------  --------   --------
     Net Cash Provided by Operating
        Activities                               111,990   111,816     80,878
                                                --------  --------   --------
Cash Flows from Investing Activities:
  Capital Expenditures                           (55,026)  (43,525)   (69,412)
  Cost of Equity Funds Capitalized                   (35)      (36)       (97)
  Other                                           (5,950)   (2,495)    (8,462)
                                                --------  --------   --------
     Net Cash Used in Investing Activities       (61,011)  (46,056)   (77,971)
                                                --------  --------   --------
Cash Flows from Financing Activities:
  Common Dividends Paid                          (39,482)  (46,121)   (20,056)
  Preferred Dividends Paid                        (3,216)   (3,188)    (3,299)
  Long-Term Debt Issued                                       --       35,765
  Long-Term Debt Retired                         (20,000)  (16,000)      --
  Payments on Capital Lease Obligation              (645)     (645)      (590)
  Increase(Decrease) in Short-Term Borrowing      11,400   (14,700)     1,200
                                                --------  --------   --------
     Net Cash Provided from (Used in)
        Financing Activities                     (51,943)  (80,654)    13,020
                                                --------  --------   --------
Net Increase(Decrease) in Cash and Temporary
 Cash Investments                                   (964)  (14,894)    15,927
Cash and Temporary Cash Investments at
  Beginning of Year                                1,662    16,556        629
                                                --------  --------   --------
Cash and Temporary Cash Investments at
  December 31                                   $    698  $  1,662   $ 16,556
                                                ========  ========   ========

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Period for:
  Interest (Net of Cost of Borrowed Funds
  Capitalized)                                   $24,148   $23,475    $22,145

  Income Taxes                                   $37,907   $22,079    $35,954

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     Central Illinois Light Company
                   Statements of Segments of Business
Operating Information
For the Years Ended December 31     1997          1996           1995
                                            (In thousands)
Utility Segment:
Electric Operations
Revenue                           $338,096       $322,785      $326,198
Expenses                           283,459        270,672       277,429
                                  --------       --------      --------
Operating Income                    54,637         52,113        48,769
Income Taxes                        21,901         19,576        17,975
                                  --------       --------      --------
Operating Income Before
  Income Taxes                    $ 76,538       $ 71,689      $ 66,744
                                  ========       ========      ========
Depreciation and
  Amortization                    $ 43,858       $ 42,530      $ 40,665
Capital Expenditures                35,217         28,032        45,466

Gas Operations
Revenue                           $208,758       $195,770      $151,546
Expenses                           190,083        178,205       136,767
                                  --------       --------      --------
Operating Income                    18,675         17,565        14,779
Income Taxes                         7,416          6,972         5,292
                                  --------       --------      --------
Operating Income Before
 Income Taxes                     $ 26,091       $ 24,537      $ 20,071
                                  ========       ========      ========
Depreciation and
 Amortization                     $ 17,647       $ 17,134      $ 16,100
Capital Expenditures              $ 19,844       $ 15,529      $ 24,043

Major Customer for the Years Ended December 31
                             1997               1996               1995
Caterpillar Inc.
Electric Revenue      $40,106     11.9%   $37,724     11.7%  $40,109   12.3%
Gas Revenue               934       .4%     1,053       .5%    1,022     .7%
                      -------     ----    -------     -----  -------    ----
     Total            $41,040      7.5%   $38,777      7.5%  $41,131    8.6%
                      =======      ====   =======     =====  =======    ====

Utility Identifiable Assets as of December 31
                                     1997          1996           1995
Electric                        $  711,445     $  721,468     $  735,463
Gas                                287,275        292,925        273,428
Other Utility Assets*               22,746         21,776         54,332
                                ----------     ----------     ----------
     Total Utility Assets**     $1,021,466     $1,036,169     $1,063,223
                                ==========     ==========     ==========

 *Other investments, miscellaneous accounts receivable, prepaid assets, deferred pension costs and unamortized debt, discount and expense. **Electric utility assets include generation-related assets which will be deregulated as a result of Illinois legislation.

The accompanying Notes to Financial Statements are an integral part of these statements.

                     Central Illinois Light Company
              Consolidated Statements of Retained Earnings

For the Years Ended December 31             1997      1996      1995
                                                 (In thousands)
Balance Beginning of Year                 $136,629  $140,814  $122,125
Add
Net Income Before Preferred Dividends       53,467    45,128    42,398
                                          --------  --------  --------
          Total                           $190,096  $185,942  $164,523
                                          --------  --------  --------
Deduct
Cash Dividends Declared
  Preferred Stock
     $100 Par Value
        4 1/2% Series                          501       501       501
        4.64% Series                           371       371       371
        5.85% Series                         1,287     1,287     1,287
     Auction Rate Series (rate at
        December 31, 1997 was 4.19%)         1,057     1,029     1,140
  Common Stock, No Par Value                39,482    46,121    20,056
                                          --------  --------  --------
          Total Dividends Declared          42,698    49,309    23,355
                                          --------  --------  --------
  Additional Minimum Liability for Non-
  Qualified Pension Plan at
    December 31, 1997, 1996, and 1995
net of taxes of $208, $3 and $233,
respectively                                   317         4       354
                                          --------  --------   -------
                                            43,015    49,313    23,709
                                          --------  --------  --------
Balance End of Year                       $147,081  $136,629  $140,814
                                          ========  ========  ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                     CENTRAL ILLINOIS LIGHT COMPANY
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCO is a subsidiary of CILCORP Inc. Prior year amounts have been reclassified on a basis consistent with the 1997 presentation.

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

CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) for its regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

The Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective in Illinois in December 1997 (see Management's Discussion - Competition). Among other provisions, this law begins a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier. Under these circumstances, a utility will charge a fee for delivering power and may collect an additional non-bypassable transition charge. This transition charge, which may generally be collected through 2006, must be filed with the ICC and is designed to help utilities recover the costs of past investments made under the regulated system. However, the transition charge may not cause customers to pay more than the utility's price per KWH of electricity before enactment of the Customer Choice Law, adjusted to reflect base rate reductions required by the law.

The Customer Choice Law contains many other provisions affecting how CILCO will or may conduct its business in the future. The Customer Choice Law also requires the ICC to promulgate rules pertaining to various matters, including accounting and recordkeeping requirements, electric reliability standards, and affiliated interest rules. CILCO will adapt its business plans to take advantage of the competitive opportunities afforded by the new law.

Due to the transition cost recovery limitations and base rate reductions of the Customer Choice Law, CILCO's electric generation activities will no longer be subject to the provisions of SFAS 71. In such circumstances, CILCO's generation-related regulatory assets and liabilities must be written off. Regulatory assets included on the Consolidated Balance Sheets at December 31, 1997 and 1996 are as follows:

                                                       1997        1996
                                                       (In thousands)
Included in prepayments and other:
    Fuel and gas cost adjustments                    $ 2,954     $ 9,658
    Coal tar remediation cost - estimated
      current                                            844       1,071
    Gas transition costs                                 159       1,022
                                                     -------     -------
          Current costs included in
            prepayments and other                      3,957      11,751
                                                     -------     -------
Included in other assets:
    Coal tar remediation cost, net of
      recoveries                                       2,745       2,839
    Regulatory tax asset                               7,578       4,777
    Deferred gas costs                                 4,145       4,330
    Unamortized loss on reacquired debt                3,581       5,572
                                                     -------     -------
         Future costs included in other assets        18,049      17,518
                                                     -------     -------
              Total regulatory assets                $22,006     $29,269
                                                     =======     =======

Regulatory assets at December 31, 1997 are those related to CILCO's regulated electric and gas distribution activities. Regulatory assets of $1.5 million and liabilities of $5.6 million associated with electric generating plant were written-off or credited, respectively, to income in 1997 as a net $4.1 million after-tax extraordinary item. CILCO does not currently believe the costs recorded for its generating plants and related assets at December 31, 1997 to be impaired as a result of the Customer Choice Law. Regulatory liabilities, consisting of deferred tax items primarily related to CILCO's electric and gas transmission and distribution operations, are approximately $56.8 million and $68.6 million at December 31, 1997 and 1996, respectively.

CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 1997 were:

                                                 (In thousands)
       Property, Plant and Equipment              $ 535,065
       Less:  Accumulated Depreciation             (259,988)
                                                  ---------
                                                    275,077
       Construction Work in Progress                  1,979
                                                  ---------
         Net Property, Plant and Equipment          277,056
       Fuel, at Average Cost                          8,520
       Materials and Supplies, at Average Cost        8,202
                                                  ---------
       Total Electric Generation-Related
         Identifiable Assets                      $ 293,778
                                                  =========

Accumulated deferred income taxes associated with electric generation property at December 31, 1997 were approximately $79 million.

UTILITY OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year end. Substantially all electric rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the Balance Sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers. Under the Customer Choice Law, a regulated utility may elect to eliminate its fuel or purchased gas adjustment clauses. On February 27, 1998, CILCO filed tariffs designed to eliminate the purchased gas adjustment clause. For further discussion, refer to the caption, "Electric Fuel and Purchased Gas Adjustment Clauses" of Item 1. Business.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests or refunds deposits based on that review. At December 31, 1997, CILCO had net receivables of $44.5 million, of which approximately $5.9 million was due from its major industrial customers.

TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations. A return on CILCO assets used by CILCORP and its other
subsidiaries is also calculated and billed monthly.   Total billings
to CILCORP and its other subsidiaries amounted to $5.7 million, $5.4 million, and $1.7 million in 1997, 1996 and 1995, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1997, 1996 and 1995 were 7.2%, 7.8% and 6.7%, respectively.

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

CILCO-OWNED LIFE INSURANCE POLICIES

The following amounts related to CILCO-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                              1997        1996
                                                (In thousands)
Cash surrender value of contracts          $ 45,297     $ 40,076
Borrowings against contracts                (42,898)     (37,948)
                                            -------     --------
   Net investment                          $  2,399     $  2,128
                                           ========     ========

Interest expense related to borrowings against CILCO-owned life insurance, included in CILCO-owned Life Insurance, Net on the Consolidated Statements of Income, was $3.5 million, $2.7 million and $2.3 million for 1997, 1996 and 1995, respectively.

NOTE 2 - INCOME TAXES

CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 1997, 1996, and 1995 were as follows:

December 31                             1997         1996          1995
                                               (In thousands)
Deferred Tax Assets:
Deferred Tax Asset                  $ 16,752     $ 14,967     $ 13,086
Adjustment to reflect regulatory
  asset                               (7,578)      (4,777)      (3,232)
                                    --------     --------     --------
Net deferred tax asset              $  9,174     $ 10,190     $  9,854
                                    ========     ========     ========

Deferred Tax Liabilities:
Deferred Tax Liability-property     $205,777     $211,517     $213,187
Adjustment to reflect regulatory
  liability                          (56,807)     (68,565)     (62,714)
                                    --------     --------     --------
Net Deferred Tax Liability-
  property                           148,970      142,952      150,473
Deferred Tax Liability-other            (522)       2,489        3,759
                                    --------     --------     --------
Accumulated Deferred Income Tax
  Liability                         $148,448     $145,441     $154,232
                                    ========     ========     ========
Accumulated Deferred Income Tax
  Liability, net of deferred tax
  assets                            $139,274     $135,251     $144,378
                                    ========     ========     ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

December 31                             1997          1996
                                          (In thousands)
Net change in deferred income tax
  liability per above table         $  4,023      $ (9,127)
Change in tax effects of income
   tax related regulatory assets
   and liabilities                   (14,559)        4,306
Deferred taxes related to
  extraordinary item                   5,634           --
Other                                    208             3
                                    --------      --------
Deferred income tax expense
  (benefit) for the period          $ (4,694)     $ (4,818)
                                    ========      ========

Income tax expenses were as follows:

Years Ended December 31           1997          1996         1995
                                          (In thousands)
Current income taxes
Federal                       $29,244      $27,260      $26,712
State                           6,350        5,504        5,780
                              -------      -------      -------
  Total operating current
    taxes                      35,594       32,764       32,492
                              -------      -------      -------
Deferred operating income
  taxes, net
Depreciation and
  amortization                 (6,080)      (3,937)      (3,642)
Repair allowance                1,384         (197)       1,917
Borrowed component of AFUDC        80          136          396
Capitalized overhead costs       (807)        (750)        (893)
Removal costs                   2,515        4,832        2,130
Gas take-or-pay settlements      (339)        (706)        (751)
Gas storage field                (191)         405          861
Taxable salvage                   220          351          654
Environmental remediation
  costs                            46         (642)         642
Pension expense                (1,798)      (1,726)      (6,673)
Other                             377       (2,298)      (2,173)
                              -------      -------      -------
   Total operating deferred
     income taxes, net         (4,593)      (4,532)      (7,532)
Investment tax credit
  amortization                 (1,684)      (1,684)      (1,693)
                              -------      -------      -------
Total operating income taxes   29,317       26,548       23,267
Income tax reduction for
  disallowed plant costs          144          156          168
Other, net                     (3,192)      (2,622)        (902)
                              -------      -------      -------
Total income taxes before
  extraordinary item           26,269       24,082       22,533
Deferred taxes related to
  extraordinary item           (5,634)      --           --
                              -------      -------      -------
Total income taxes            $20,635      $24,082      $22,533
                              =======      =======      =======

The 1997 income tax provision has been reduced to reflect the crediting to income as an extraordinary item the regulatory liability related to electric generation property deferred taxes which were recorded at tax rates in excess of the current rate (see Note 1).

Total operating deferred income taxes, net, includes deferred state income taxes of $(65,000), $(62,000) and $(493,000) for 1997, 1996 and
1995, respectively. Other, net, includes deferred state income taxes of $(18,000), $(51,000) and $(40,000) for 1997, 1996 and 1995,
respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate:

                                               1997      1996      1995
Statutory federal income tax rate             35.0%     35.0%      35.0%
                                              ====      ====       ====
Equity component of AFUDC not subject to
  taxation                                       --       --       (0.1)
Amortization of property-related deferred
  taxes provided at tax rates in excess of
  the current rate                            (1.4)     (2.2)      (2.0)
Amortization of investment tax credit         (2.4)     (2.6)      (2.7)
CILCO-owned life insurance                    (1.1)     (1.1)      (1.0)
State income taxes                             5.0       5.0        5.8
Preferred dividends and other permanent
  differences                                  2.1       2.0        2.0
Other differences                             (0.2)      0.5       (0.4)
                                               ----     ----       ----
   Total                                       2.0       1.6        1.6
                                               ----     ----       ----
Effective income tax rate before effect of
  extraordinary item                          37.0      36.6       36.6
Tax effect of extraordinary item              (7.9)       --         --
                                              ----      ----       ----
Effective income tax rate                     29.1%     36.6%      36.6%
                                              ====      ====       ====

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.5 million and $1.4 million at December 31, 1997 and 1996, respectively, for benefits other than pensions or health care provided to former or inactive employees.

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

Pension costs for the past three years were charged as follows:

                                    1997       1996        1995
                                          (In thousands)
Operating expenses                 $  493     $ 9,700     $15,528
Utility plant and other               125         922         994
                                   ------     -------     -------
   Net pension costs               $  618     $10,622     $16,522
                                   ======     =======     =======

Provisions for pension expense reflect the use of the projected unit credit actuarial cost method. At December 31, 1997 and 1996, CILCO recognized an additional minimum liability on the Balance Sheets for the plan in which the accumulated benefit obligation exceeds the fair value of plan assets.

The components of net periodic pension costs follow:

                                                   1997       1996
                                                   (In thousands)

Cost of pension benefits earned by employees    $  4,384    $  4,998
Interest cost on projected benefit obligation     17,561      16,666
Actual return on plan assets                     (51,534)    (34,173)
Net amortization and deferral                     30,207      15,213
Special termination benefits                       --          7,918
                                                --------    --------
Net pension costs                               $    618    $ 10,622
                                                ========    ========

During 1996, CILCO recognized $7.9 million of net pension costs in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits." This amount represented the costs associated with additional benefits extended in connection with a voluntary early retirement program.

Information on the funded status of plans in which assets exceed accumulated benefits follows:

Actuarial present value of benefit obligation:       1997       1996
                                                      (In thousands)
Vested benefits - employees' rights to receive
  benefits no longer contingent upon continued
  employment                                     $(200,232)  $(191,301)
Non-vested benefits - employees' rights to
  receive benefits contingent upon continued
  employment                                       (15,287)    (11,293)
                                                 ---------   ---------
Accumulated benefit obligation                    (215,519)   (202,594)
Provision for future pay increases                 (35,718)    (30,224)
                                                 ---------   ---------
Projected benefit obligation                      (251,237)   (232,818)
Pension assets at fair market value                289,091     254,824
                                                 ---------   ---------
Projected benefit obligation (greater) less
  than plan assets                                  37,854      22,006
Unrecognized transition asset                       (4,899)     (5,787)
Unrecognized prior service cost                      6,978       8,006
Unrecognized net gain                              (49,341)    (33,488)
                                                 ---------   ---------
   Pension liability recorded on Balance Sheets  $  (9,408)  $  (9,263)
                                                 =========   =========

Information on the funded status of the plan in which accumulated benefits exceed assets follows:

Actuarial present value of benefit obligation:        1997       1996
                                                       (In thousands)
Vested benefits - employees' rights to receive
  benefits no longer contingent upon continued
  employment                                      $(2,614)    $(1,938)
Non-vested benefits - employees' rights to
  receive benefits contingent upon continued
  employment                                         (288)       (169)
                                                  -------     -------
Accumulated benefit obligation                     (2,902)     (2,107)
Provision for future pay increases                   (790)       (515)
                                                  -------     -------
Projected benefit obligation                       (3,692)     (2,622)
Pension assets at fair market value                   --          --
                                                  -------     -------
Projected benefit obligation greater than
  plan assets                                      (3,692)     (2,622)
Unrecognized prior service cost                       455         495
Unrecognized net loss                               1,911       1,111
Additional minimum liability                       (1,576)     (1,091)
                                                  -------     -------
   Pension liability recorded on Balance Sheets   $(2,902)    $(2,107)
                                                  =======     =======

Significant assumptions used for calculations:   1997        1996
Discount rate                                    7.25%       7.75%
Expected rate of salary increase                 4.50%       4.50%
Expected long-term rate of return                8.50%       8.50%

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

Postretirement health care benefit costs were charged as follows:

                                         1997       1996      1995
                                             (In thousands)
Operating expenses                      $3,989     $5,096    $5,108
Utility plant and other                  1,825      1,883     1,882
                                        ------     ------    ------
   Net postretirement health care
     benefit costs                      $5,814     $6,979    $6,990
                                        ======     ======    ======

Information on the plans' funded status follows:

                                               1997         1996
                                                (In thousands)
Components of net postretirement health care
  benefit costs:
     Service cost - benefits attributed
       to service during the period       $  1,298     $  1,429
     Actual return on plan assets           (9,906)      (4,290)
     Interest cost on accumulated
       postretirement health care
       benefit obligation                    5,047        4,545
     Amortization of transition
       obligation over 18.6 years            2,858        2,858
     Other net amortization and
       deferral                              6,517        1,441
     Special termination benefits              --           996
                                          --------     --------
     Net postretirement health care
       benefit costs                      $  5,814     $  6,979
                                          ========     ========
  Actuarial present value of
    accumulated postretirement health
    care benefit obligation:
     Retirees                             $(49,737)    $(41,287)
     Other fully eligible participants      (3,368)      (3,904)
     Other active participants             (19,437)     (18,079)
                                          --------     --------
     Accumulated postretirement health
       care benefit obligation             (72,542)     (63,270)
  Plan assets at fair value                 52,263       39,601
                                          --------     --------
  Accumulated health care benefit
    obligation greater than plan assets    (20,279)     (23,669)
     Unrecognized actuarial gain           (12,977)     (13,447)
     Unrecognized transition obligation     33,155       36,013
                                          --------     --------
  Postretirement health care benefit
    liability recorded on Balance
    Sheets                                $   (101)    $ (1,103)
                                          ========     ========

For measurement purposes, the annual health care cost trend rate averaged 7.2% for 1997; the rate was assumed to decrease gradually to 5.7% by 2025 and remain at that level thereafter.

Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1997, by $3.0 million and the aggregate of the service and interest cost components of net postretirement health care cost for 1997 by $268,000. The discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997, was 7.25% and at December 31, 1996, was 7.75%. The weighted average expected return on assets net of taxes was 8.1%, where taxes are assumed to decrease return by 0.4%.

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling $30.0 million at December 31, 1997, all of which were unused. These lines of credit were maintained by commitment fees of 1/20 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $21.3 million and $9.9 million at December 31, 1997 and 1996, respectively.

NOTE 5 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 1997, was $6.4 million.

NOTE 6 - PREFERRED STOCK

At December 31                            1997         1996
                                           (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption
   4.50% series - 111,264 shares        $11,126      $11,126
   4.64% series - 79,940 shares           7,994        7,994
Class A, no par value, authorized
  3,500,000 shares
   Flexible auction rate - 250,000
    shares (a)                           25,000       25,000
   With mandatory redemption
   5.85% series - 220,000 shares         22,000       22,000
                                        -------      -------
        Total preferred stock           $66,120      $66,120
                                        =======      =======

(a)  Dividend rates at December 31, 1997 and 1996, were 4.18% and
     4.05%,respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1997, is $3.2 million, assuming a continuation of the auction dividend rate at December 31, 1997, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1997, are as follows:

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

PREFERENCE STOCK, CUMULATIVE

No Par Value, Authorized 2,000,000 shares, of which none have been issued.

NOTE 7 - LONG-TERM DEBT

At December 31                                1997         1996
                                               (In thousands)
First Mortgage Bonds
   7 1/2% series due 2007                 $ 50,000     $ 50,000
   8 1/5% series due 2022                   65,000       65,000
Medium-Term Notes
   5.7% series due 1998                         --       10,650
   6.4% series due 2000                     30,000       30,000
   6.82% series due 2003                    25,350       25,350
   6.13% series due 2005                    16,000       16,000
   7.8% series due 2023                     10,000       10,000
   7.73% series due 2025                    20,000       20,000
Pollution Control Refunding Bonds
   6.5% series F due 2010                    5,000        5,000
   6.2% series G due 2012                    1,000        1,000
   6.5% series E due 2018                   14,200       14,200
   5.9% series H due 2023                   32,000       32,000
                                          --------     --------
                                           268,550      279,200
Unamortized premium and discount on
  long-term debt, net                         (714)        (761)
                                          --------     --------
     Total CILCO long-term debt           $267,836     $278,439
                                          ========     ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt for 2000 are $30 million.
There are no scheduled maturities of long-term debt for 1999, 2001 or 2002. The 1998 maturities of long-term borrowings have been classified as current liabilities.

NOTE 8 - COMMITMENTS & CONTINGENCIES

CILCO's 1998 capital expenditures for utility plant are estimated to be $51.1 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1997.

CILCO's policy is to act as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company, now
AmerenCIPS (CIPS). This agreement provides for a minimum contract delivery rate from CIPS of 90 MW until the contract expires in 1998.

In March 1995, CILCO and CIPS renegotiated a limited-term power agreement reached in November 1992. This agreement, which now expires in May 2009, provides for CILCO to purchase up to 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009.

In January 1997, CILCO intervened in a proceeding pending before the FERC to challenge the validity of the power agreements with CIPS because of CIPS' failure to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an order issued in October 1997, FERC rejected the challenge to the validity of the agreements and denied CILCO's request for an open season. However, FERC ordered CIPS to file the agreements with FERC and on its own motion initiated a separate proceeding to investigate the terms of the agreements. In February 1998, FERC denied CILCO's request for a rehearing of the October order, but directed that issues related to the justness and reasonableness of the provisions of the power agreement be reviewed. CILCO also has requested the FERC to order CIPS to pay penalties to CILCO for CIPS failure to file and seek approval for the agreements with the FERC.

For a discussion of former gas manufacturing sites, refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 21 of CILCORP's 1997 Annual Report which is incorporated herein by reference.

NOTE 9 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 1997, are $14.5 million in total. Payments due during the years ending December 31, 1998, through December 31, 2002, are $5.4 million, $4.1 million, $2.1 million, $1.4 million and $1.2 million, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT

CILCO utilizes various commodity-based financial instruments (future contracts, options and swaps) to reduce the impact of natural gas price fluctuations related to natural gas supply and its storage program, including the price risk related to physical location of natural gas (basis risk). This program is designed to provide a higher level of price stability relative to winter market prices for natural gas injected in CILCO-owned storage fields. CILCO hedged approximately 19% of its owned natural gas storage in 1997.

In hedging the acquisition cost of gas injected into storage, gain or loss on derivative financial instruments is deferred as an adjustment to gas in underground storage on the balance sheet. As natural gas is withdrawn from storage, these gains or losses are passed to customers through the PGA, which is included in Cost of Gas on the income statement. If a derivative financial instrument contract is terminated early for any reason, including regulatory concerns, any gain or loss resulting will be deferred and recorded concurrent with the related purchases and sales of natural gas. In December 1997, CILCO suspended the storage hedging program and closed out all open futures and options positions due to the uncertainty of future recovery of costs through the PGA. At December 31, 1997, CILCO had open positions in derivative financial instruments used to hedge basis of 1.4 Bcf.

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

For the Three Months Ended March 31   June 30   September 30 December 31
                                          (In thousands)
1997
Operating revenue         $165,795    $111,520    $123,355    $146,184
Operating income            19,197      14,382      22,491      17,242
Net income before
  extraordinary item        13,051       8,567      16,337      11,412
Extraordinary item              --          --          --       4,100
Net income after
  extraordinary item        13,051       8,567      16,337      15,512

1996
Operating revenue         $154,731    $108,434    $114,864    $140,526
Operating income            20,192      12,188      22,489      14,809
Net income                  13,918       6,310      16,234       8,666

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                CILCORP

Not applicable.
                                 CILCO

Not applicable.

                                PART III

Item 10.    Directors and Executive Officers of the Registrant

                                CILCORP

The information required by Item 10 relating to directors is set forth in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed with the United States Securities and Exchange Commission (Commission) pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

                                 CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 1998 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

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

Item 13.  Certain Relationships and Related Transactions

                                 CILCORP

CILCORP Inc. (CILCORP or Company), a holding company, is the parent of its direct subsidiaries Central Illinois Light Company (CILCO), CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and QST Enterprises Inc. (QST). A former CILCORP first-tier subsidiary, QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc. (ESE) became a subsidiary of QST effective October 29, 1996. Effective June 1, 1997, ESE began operating under the name QST Environmental Inc. (QST Environmental). In the course of business, the Company carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by the Company and the other subsidiaries for any services it provides.

CILCORP has been authorized by the Board of Directors to guarantee up to $30 million of obligations incurred by QST Enterprises Inc. (QST) and its subsidiaries. Through February 28, 1998, CILCORP has guaranteed $15.7 million of QST's and its subsidiaries' obligations. CILCORP receives a fee for providing these guarantees.

QST has been authorized to guarantee up to $50 million of obligations incurred by its subsidiaries. Through February 28, 1998, QST has guaranteed $13.7 million of its subsidiaries' obligations. QST receives a fee for providing these guarantees.

QST has outstanding debt of $3.6 million (all to the Holding Company) at the end of 1997.

QST Environmental's cash flow is supplemented by a $15 million revolving line of credit with the Holding Company which expires on May 2, 1998. This line of credit was unused at December 31, 1997. QST Environmental had outstanding debt at the end of 1997 of $12.5 million (all to the Holding Company), less advances to the Holding Company of $2.4 million. This term debt also expires on May 2, 1998.

CIM had outstanding debt of $41 million (all to the Holding Company) at the end of 1997. In 1997, CIM retired $3 million of third party debt and spent $6.9 million to acquire a new leveraged lease asset. Both of these transactions were funded with cash borrowed from the Holding Company.

Through December 31, 1997, CIM has paid $10.2 million to fund affordable housing commitments, $4.2 million of which was paid during 1997. CIM funded these commitments with cash borrowed from the Holding Company.

CIM has guaranteed the performance of CIM Leasing Inc., CIM Air Leasing Inc. and CLM Inc. VI (a second tier subsidiary) with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

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


                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

                                CILCORP
                                                                 Page in
                                                             Annual Report to
                                                              Stockholders
(a) 1.   Financial Statements

         The following statements are included in
         Exhibit 13 of this filing and are incorporated herein by reference from CILCORP Inc.'s 1997
         Annual Report:

         Management's Report                                      30

         Report of Independent Public Accountants                 30

         Consolidated Statements of Income for the three
           years ended December 31, 1997                          31

         Consolidated Balance Sheets as of
           December 31, 1997, and December 31, 1996             32-33

         Consolidated Statements of Segments of Business for
           the three years ended December 31, 1997              34-35

         Consolidated Statements of Cash Flows for the three
           years ended December 31, 1997                          36

         Consolidated Statements of Common Stockholders' Equity
           for the three years ended December 31, 1997            37

         Notes to the Consolidated Financial Statements         38-48

(a) 2.   Financial Statement Schedules

         The following schedules are included herein:
                                                               Page No.
                                                              Form 10-K
                                                              ---------
         Schedule II - Valuation and Qualifying Accounts
                         and Reserves                             62

         Schedule XIII -Investment in Leveraged Leases at
                        December 31, 1997                         64

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.   Exhibits

  *(3)   Articles of Incorporation (Designated in Form 10-K for the
year ended December 31, 1991, File No. 1-8946, as Exhibit
3)).

  *(3)a By-laws as amended effective April 25, 1995. [Designated in Form 10-K for the year ended December 31, 1995, File No. 1-
8946, as Exhibit (3)a]

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

**(10)c Employment Agreement between CILCORP and Robert O. Viets, President and Chief Executive Officer (effective September 23,
         1997).

  (10)d  CILCO Benefit Replacement Plan (as amended effective
September 23, 1997).

 *(10)e  CILCORP Deferred Compensation Stock Plan (Designated in Form
10-K for the    year ended December 31, 1991, File No. 1-8946, as
Exhibit (10)f).

  (10)f CILCORP Shareholder Return Incentive Compensation Plan (as amended effective October 28, 1997).

  (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
                                                             Page No.
                                                            Form 10-K
                                                           ----------
  (13)   Annual Report to Security Holders                     69

  (23)   Consent of Arthur Andersen LLP                        70

  (24)   Power of Attorney

  (27)   CILCORP Inc. Consolidated Financial Data Schedule

 (b) 3.   Reports on Form 8-K

             A Form 8-K was filed on January 8, 1998 to disclose the write-off of goodwill associated with CILCORP's environmental services business.

  *These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

 **Comparable Employment Agreements, also effective September 23, 1997, exist between the Company and William M. Shay, between Central Illinois Light Company and James F. Vergon and between QST Enterprises Inc. and J. Mark Elliott. The only material difference in these Agreements pertains to annual base salary in effect on the date of each Agreement. Annual base salary specified in the Agreements are as follows: Mr. Shay $210,000; Mr. Vergon $210,000 and Mr. Elliott $235,000.

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

                                                                     Page No.
                                                                    Form 10-K
                                                                    ----------
(a)  1.     Financial Statements
            The following are included herein:

            Management's Report                                         32

            Report of Independent Public Accountants                    33

            Consolidated Statements of Income for the three years
              ended December 31, 1997                                   34

            Consolidated Balance Sheets as of December 31, 1997 and
              December 31, 1996                                       35-36

            Consolidated Statements of Cash Flows for the three
              years ended December 31, 1997                           37-38

            Consolidated Statements of Segments of Business for
              the three years ended December 31, 1997                   39

            Consolidated Statements of Retained Earnings for the
              three years ended December 31, 1997                       40

            Notes to the Consolidated Financial Statements            41-54

(a)  2.     Financial Statement Schedules
            The following schedule is included herein:

            Schedule II - Valuation and Qualifying Accounts and
                            Reserves for the three years ended
                            December 31, 1997                           63

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.            Exhibits

  *(3)         Articles of Incorporation. As amended July 26, 1993.

  *(3)   a     Bylaws.  As amended effective April 23, 1996.
         [Designated in Form 10-K for the year ended December 31, 1996, File No. 1-2732, as Exhibit (3)a.]

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

 *(10)            CILCO Executive Deferral Plan.  As amended
         January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-2732, as Exhibit (10).)

 *(10)a    CILCO Executive Deferral Plan II.  As amended
         January 29, 1996. (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-2732, as Exhibit (10)a.)

 **(10)b Employment Agreement between CILCORP and Robert O. Viets,
         Chairman and Chief Executive Officer of CILCO (effective
         September 23, 1997).

 *(10) c     CILCO Deferred Compensation Stock Plan.
         (Designated in Form 10-K for the year ended December 31, 1990, File No. 1-2732, as Exhibit (10)d.)

 *(10) d     CILCO Economic Value Added Incentive
         Compensation Plan (adopted January 29, 1991 and revised
         January 29, 1996). (Designated in Form 10-K for the year ended December 31, 1995, File No. 1-2732, as Exhibit (10)d.)

 (10) e     Benefit Replacement Plan (as amended effective
         September 23, 1997).

 (10) f     CILCORP Shareholder Return Incentive Compensation
         Plan (as amended effective October 28, 1997)

  (12)    Computation of Ratio of Earnings to Fixed Charges

  (27)    Central Illinois Light Company Financial Data Schedule

(b) 3.   Reports on Form 8-K
         None

 * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

  **A comparable Employment Agreement, also effective September 23,
   1997, exists between the Company and James F. Vergon. The only material difference in these Agreements pertains to the annual base salary in effect on the date of each Agreement. Annual base salary specified in Mr. Vergon's Agreement is $210,000.

SCHEDULE II
CILCORP INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 1997, 1996 and 1995
(Thousands of dollars)
Column A                        Column B      Column C       Column D   Column E
                                              Additions
                              Balance at  Charged  Charged            Balance at
                              Beginning    to      to Other              End of
      Description             of Period   Income   Accounts  Deductions  Period
Year ended December 31, 1997
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts          $2,600     $2,803      --     $2,949  $2,454

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages        1,381        814      --        985   1,210

Year ended December 31, 1996
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts          $2,223     $3,464      --     $3,087  $2,600

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages        2,550      1,328      --      2,497   1,381

Year ended December 31, 1995
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts          $2,291     $2,216      --     $2,284  $2,223

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages        2,600      1,279      --      1,329   2,550



                                                                 SCHEDULE II
                     CENTRAL ILLINOIS LIGHT COMPANY
             Valuation and Qualifying Accounts and Reserves
              Years Ended December 31, 1997, 1996 and 1995
                         (Thousands of dollars)
Column A                       Column B      Column C         Column D  Column E
                                             Additions
                             Balance at  Charged   Charged            Balance at
                              Beginning     to     to Other              End of
      Description             of Period   Income   Accounts  Deductions  Period
Year ended December 31, 1997
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts          $1,000     $2,438      --     $2,735  $  703

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages        1,381        814      --        985   1,210

Year ended December 31, 1996
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts          $  650     $2,832      --     $2,482  $1,000

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages        2,550      1,328      --      2,497   1,381

Year ended December 31, 1995
   Accumulated Provisions
      Deducted from Assets -
      Doubtful Accounts          $  600     $1,299      --     $1,249  $  650

   Accumulated Provisions
      Not Deducted from Assets -
      Injuries and Damages        2,600      1,279      --      1,329   2,550

SCHEDULE XIII
CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 1997
(Thousands of dollars)
                                                       Amount
                                  Cost of each       carried on
                                    lease(A)      Balance Sheet(B)
Office buildings                  $ 23,130           $ 56,912
Warehouses                          11,746             19,855
Mining equipment                    10,244             19,391
Generating stations                 21,890             29,759
Passenger railway equipment          3,805              5,742
Cargo aircraft                       9,583             14,799
                                  --------           --------
      Totals                      $ 80,398           $146,458
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

                                          CILCORP INC.

March 18, 1998                       By
                                          R. O. Viets
                                          President and Chief
                                            Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                Title                   Date

(i) and (ii) Principal executive officer, director and principal financial officer:



  R. O. Viets                    President, Chief        March 18, 1998
                                   Executive Officer
                                   and Director

(iii) Controller



  T. D. Hutchinson               Controller              March 18, 1998

 (iv)  A majority of the Directors
       (including the director named above):

M. Alexis*                           Director            March 18, 1998
J. R. Brazil*                        Director            March 18, 1998
W. Bunn III*                         Director            March 18, 1998
J. D. Caulder*                       Director            March 18, 1998
H. J. Holland*                       Director            March 18, 1998
H. S. Peacock*                       Director            March 18, 1998
K. E. Smith*                         Director            March 18, 1998
R. M. Ullman*                        Director            March 18, 1998
M. M. Yeomans*                       Director            March 18, 1998


  R. O. Viets                        Director            March 18, 1998

 *By

        R. O. Viets
        Attorney-in-fact




                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL ILLINOIS LIGHT COMPANY


March 18, 1998                            By
                                               J. F. Vergon
                                               President and Chief
                                                 Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                Title                     Date

(i) Principal executive officer and director:



J. F. Vergon                       President and Chief         March 18, 1998
                                     Operating Officer
                                     and Director

(ii) Principal financial officer and director:



T. S. Romanowski                   Vice President              March 18, 1998

(iii) Controller



T. D. Hutchinson                   Controller and              March 18, 1998
                                     Manager of Accounting

 (iv)  A majority of the Directors
        (including the directors named above):



T. S. Romanowski                     Director                  March 18, 1998



J. F. Vergon                         Director                  March 18, 1998



R. O. Viets                          Director                  March 18, 1998


EXHIBIT (12)
CILCORP INC. AND SUBSIDIARIES
Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends
Twelve Months Ended                  1997      1996     1995     1994      1993
                                          (Thousands of Dollars)
Earnings, as Defined:
   Net Income                      $16,395   $27,943   $38,582  $32,586  $33,583
   Income Taxes                     16,940    14,505    23,274   18,180   18,069
   Interest                         27,913    29,068    29,861   26,341   27,363
   Interest Portion of Rentals       2,819     2,844     1,905    1,864    2,447
   Preferred Dividends               3,216     3,188     3,299    2,980    4,043
                                   -------   -------   -------  -------  -------
    Total Earnings, as Defined     $67,283   $77,548   $96,921  $81,951  $85,505
                                   =======   =======   =======  =======  =======
Fixed Charges, as Defined:
   Interest Expense                $24,422   $26,337   $27,512  $24,313  $25,929
   Interest Expense on COLI          3,491     2,731     2,349    2,028    1,434
   Interest Portion of Rentals       2,819     2,844     1,905    1,864    2,447
   Tax Effected Preferred
     Dividends                       5,331     5,284     5,468    4,939    6,701
                                  --------   -------   -------  -------  -------
   Total Fixed Charges, as
     Defined                       $36,063   $37,196   $37,234  $33,144  $36,511
                                  ========   =======   =======  =======  =======
Ratio of Earnings to Fixed
  Charges*                             1.9       2.1       2.6      2.5      2.3
                                       ===       ===       ===      ===      ===

*The fixed charge coverage ratio without the effects of the QST Environmental discontinued operations and the CILCO extraordinary item would have been 1.8, 2.1 and 2.6 for 1997, 1996 and 1995, respectively. Furthermore, if the effect of the goodwill write-off was also excluded from operating results, the 1997 fixed charge coverage ratio would have been 2.5.


                                                                 EXHIBIT (12)
                     CENTRAL ILLINOIS LIGHT COMPANY
                    Computation of Ratio of Earnings
                            to Fixed Charges
Twelve Months Ended                1997     1996     1995      1994     1993
                                          (Thousands of Dollars)
Earnings, as Defined:
  Net Income                     $ 53,467 $45,128  $42,398   $32,487  $37,678
  Income Taxes                     20,633  24,082   22,534    17,168   20,368
  Fixed Charges, as Below          29,434  28,504   27,876    24,693   26,335
                                 -------- -------  -------   -------  -------
    Total Earnings, as Defined   $103,534 $97,714  $92,808   $74,348  $84,381
                                 ======== =======  =======   =======  =======
Fixed Charges, as Defined:
  Interest on COLI               $  3,491 $ 2,731  $ 2,349   $ 2,028  $ 1,434
  Interest on Short-term Debt         281     149      744       292      592
  Interest on Long-term Debt       20,024  21,012   20,242    19,221   19,753
  Amortization of Debt Discount
    & Expense, Premium and
    Reacquired Loss                 2,218     681      669       665      624
  Miscellaneous Interest
    Expense                         1,658   2,320    1,967       623    1,485
  Interest Portion of Rentals       1,762   1,611    1,905     1,864    2,447
                                 -------- -------  -------   -------  -------
      Total Fixed Charges, as
  Defined                        $ 29,434 $28,504  $27,876   $24,693  $26,335
                                 ======== =======  =======   =======  =======
Ratio of Earnings to Fixed
  Charges*                            3.5     3.4      3.3       3.0      3.2
                                      ===     ===      ===       ===      ===

*The 1997 fixed charge coverage ratio would have been 3.7 without the effects of the extraordinary item.


                                 NOTICE

This copy of CILCORP Inc.'s and Central Illinois Light Company's Form 10-K does not include our 1997 Consolidated Annual Report. If you have not received our 1997 Consolidated Annual Report and would like one, please let us know.




Telephone:
  In Peoria 675-8808
  Elsewhere in Illinois 1-800-322-3569
  Outside Illinois 1-800-622-5514
  TDD 1-309-675-8892

Or you can write to us at:
  Investor Relations Department
  CILCORP Inc.
  300 Hamilton Blvd.
  Suite 300
  Peoria, IL  61602-1238


EXHIBIT 23

                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 27, 1998, included herein or incorporated by reference in this Form 10-K, into CILCORP Inc.'s previously filed Registration Statements File No. 33-45318, 33-51241 and 33-62105.






                               ARTHUR ANDERSEN LLP



Chicago, Illinois
March 18, 1998