Form 10-Q
period 1998-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1998-05-08
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 1998

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
                    Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at March 31, 1998       13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at March 31, 1998     13,563,871

                          CILCORP INC.
                               AND
                  CENTRAL ILLINOIS LIGHT COMPANY
         FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                              INDEX


PART I.   FINANCIAL INFORMATION                               Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                         3-4

            Consolidated Statements of Income                   5-6

            Consolidated Statements of Cash Flows               7-8

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                         9-10

            Consolidated Statements of Income                    11

            Consolidated Statements of Cash Flows               12-13

          Notes to Consolidated Financial Statements            14-17
               CILCORP Inc. and Central Illinois Light Company

Item 2:   Management's Discussion and Analysis of Financial     18-30
            Condition and Results of Operations
            CILCORP Inc. and Central Illinois Light Company

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                      31

Item 4:   Submission of Matters to a Vote of Security Holders    31

Item 5:   Other Information                                     31-32

Item 6:   Exhibits and Reports on Form 8-K                       33

Signatures                                                      34-35

                  CILCORP INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In thousands)
                                                 March 31,      December 31,
                                                   1998            1997
ASSETS                                          (Unaudited)
Current assets:
Cash and temporary cash investments              $   10,269      $   10,576
Receivables, less reserves of $3,092 and $2,454     139,436         141,234
Accrued unbilled revenue                             30,512          38,775
Fuel, at average cost                                 9,252           7,816
Materials and supplies, at average cost              13,742          13,685
Gas in underground storage, at average cost           8,380          22,666
Prepayments and other                                 9,068          10,971
                                                 ----------      ----------
     Total current assets                           220,659         245,723
                                                 ----------      ----------
Investments and other property:
Investment in leveraged leases                      147,504         146,458
Cash surrender value of company-owned life
  insurance, net of related policy loans of
  $42,898                                             3,062           2,399
Other investments                                    18,044          18,675
                                                 ----------      ----------
   Total investments and other property             168,610         167,532
                                                 ----------      ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                       1,218,337       1,213,585
   Gas                                              403,499         401,870
                                                 ----------      ----------
                                                  1,621,836       1,615,455
Less - accumulated provision for depreciation       783,908         769,792
                                                 ----------      ----------
                                                    837,928         845,663
Construction work in progress                        23,851          21,550
Other, net of depreciation                           23,697          22,188
                                                 ----------      ----------
     Total property, plant and equipment            885,476         889,401
                                                 ----------      ----------
Other assets                                         27,648          32,163
                                                 ----------      ----------
     Total assets                                $1,302,393      $1,334,819
                                                 ==========      ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                  CILCORP INC. AND SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In thousands)
                                                 March 31,     December 31,
                                                   1998           1997
LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
Current liabilities:
Current portion of long-term debt                $   22,170     $   22,185
Notes payable                                        48,450         62,150
Accounts payable                                    124,626        132,286
Accrued taxes                                         8,871          2,810
Accrued interest                                      6,845          9,473
Purchased gas adjustment over-recoveries                 --          1,666
Other                                                 6,434         19,798
                                                 ----------     ----------
     Total current liabilities                      217,396        250,368
                                                 ----------     ----------
Long-term debt                                      298,543        298,528
                                                 ----------     ----------
Deferred credits and other liabilities:
Accumulated deferred income taxes                   239,085        241,013
Regulatory liability of regulated subsidiary         56,709         56,807
Deferred investment tax credits                      20,701         21,117
Other                                                51,923         48,273
                                                 ----------     ----------
     Total deferred credits and other liab.         368,418        367,210
                                                 ----------     ----------
Preferred stock of subsidiary                        66,120         66,120
                                                 ----------     ----------
Stockholders' equity:
Common stock, no par value; authorized
  50,000,000 shares - outstanding
  13,610,680 shares                                 192,567        192,567
Retained earnings                                   158,673        159,350
Accumulated other comprehensive income                  676            676
                                                 ----------     ----------
     Total stockholders' equity                     351,916        352,593
                                                 ----------     ----------
     Total liabilities and stockholders' equity  $1,302,393     $1,334,819
                                                 ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                  CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Income
                         (In thousands)*
                           (Unaudited)
                                             Three Months Ended
                                                 March 31,
                                            1998          1997
Revenue:
Electric utility                          $ 79,177    $ 73,292
Gas utility                                 69,902      92,503
Non-regulated energy and energy services   204,404       6,018
Environmental and engineering services      17,467      17,593
Other businesses                             5,195       2,800
                                          --------    --------
   Total                                   376,145     192,206
                                          --------    --------
Operating expenses:
Fuel for generation and purchased power     53,382      26,422
Gas purchased for resale                   222,710      66,553
Other operations and maintenance            51,391      49,104
Depreciation and amortization               16,922      16,747
Taxes, other than income taxes              11,516      11,109
                                          --------    --------
   Total                                   355,921     169,935
                                          --------    --------
Fixed charges and other:
Interest expense                             7,588       7,083
Preferred stock dividends of subsidiary        802         786
Allowance for funds used during const.          23          (8)
Other                                          222         330
                                          --------    --------
   Total                                     8,635       8,191
                                          --------    --------
Income from continuing operations
before   income taxes                       11,589      14,080
Income taxes                                 3,895       4,263
                                          --------    --------
   Net income from continuing operations     7,694       9,817
Loss from operations of discontinued
  business, net of tax of ($68)                 --         (98)
                                          --------    --------
   Net income                                7,694       9,719
Other comprehensive income                      --          --
                                          --------    --------
Comprehensive income                      $  7,694    $  9,719
                                          ========    ========

Avg. common shares outstanding - basic      13,611      13,611
                                          ========    ========
Earnings per common share - basic
  Continuing operations                   $    .57    $    .72
  Discontinued operations                       --        (.01)
                                          --------    --------
   Net income per common share - basic    $    .57    $    .71
                                          ========    ========
Avg. common shares outstanding - diluted    13,690      13,611
                                          ========    ========
Earnings per common share - diluted
  Continuing operations                   $    .56    $    .72
  Discontinued operations                       --        (.01)
                                          --------    --------
   Net income per common share - diluted  $    .56    $    .71
                                          ========    ========
Dividends per common share                $   .615    $   .615
                                          ========    ========

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                  CILCORP INC. AND SUBSIDIARIES
              Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                   1998         1997
Cash flows from operating activities:
Net income before preferred dividends              $  8,496    $ 10,603
                                                   --------    --------
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Non-cash lease income and investment income          (416)     (1,039)
  Depreciation and amortization                      16,922      16,747
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net      (2,442)     (2,528)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and
    accrued unbilled revenue                         10,061      20,433
  Decrease in inventories                            12,793      14,223
  Decrease in accounts payable                       (7,498)    (18,534)
  Increase in accrued taxes                           6,063       4,948
  Decrease in other assets                            7,115      14,061
  Decrease in other liabilities                     (14,008)     (5,629)
                                                   --------   ---------
  Total adjustments                                  28,590      42,682
                                                   --------   ---------
  Net cash provided by operating activities from
    continuing operations                            37,086      53,285
                                                   --------   ---------
  Net cash used by operating activities of
    discontinued operations                            (861)     (1,272)

  Cash flow from operations                          36,225      52,013

Cash flows from investing activities:
Additions to plant                                  (12,119)    (10,038)
Other                                                (1,540)       (883)
                                                   --------   ---------
     Net cash provided (used) by investing
       activities                                   (13,659)    (10,921)
                                                   --------   ---------
Cash flows from financing activities:
Net decrease in short-term debt                     (13,700)     (3,400)
Decrease in long-term debt                             --       (20,013)
Common dividends paid                                (8,371)     (8,373)
Preferred dividends paid                               (802)       (786)
                                                   --------   ---------
     Net cash used by financing activities          (22,873)    (32,572)
                                                   --------   ---------
Net increase (decrease) in cash and
  temporary cash investments:                          (307)      8,520
Cash and temporary cash investments at
  beginning of year:                                 10,576       4,941
                                                   --------    --------
Cash and temporary cash investments
  at March 31:                                     $ 10,269    $ 13,461
                                                   ========    ========

Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                        $  8,861    $ 12,353

   Income taxes                                    $  4,755    $  2,717

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 CENTRAL ILLINOIS LIGHT COMPANY
                   Consolidated Balance Sheets
                         (In thousands)
                                         March 31,      December 31,
ASSETS                                      1998            1997
                                        (Unaudited)
Utility plant, at original cost:
  Electric                               $1,218,337     $1,213,585
  Gas                                       403,499        401,870
                                         ----------     ----------
                                          1,621,836      1,615,455
  Less - accum. provision for depr.         783,908        769,792
                                         ----------     ----------
                                            837,928        845,663
Construction work in progress                23,851         21,550
Plant acquisition adjustments, net of
  amortization                                1,039          1,217
                                         ----------     ----------
    Total utility plant                     862,818        868,430
                                         ----------     ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related policy
  loans of $42,898)                           3,062          2,399
Other                                         1,213          1,214
                                         ----------     ----------
    Total other property and investments      4,275          3,613
                                         ----------     ----------
Current assets:
Cash and temporary cash investments           1,402            698
Receivables, less rsrves of $1,279 & $703    44,502         44,550
Accrued unbilled revenue                     21,693         31,248
Fuel, at average cost                         9,252          7,816
Materials and supplies, at average cost      13,742         13,685
Gas in underground storage, at avg. cost      7,835         22,118
Prepaid taxes                                   210          1,189
Other                                         6,681          6,331
                                         ----------     ----------
    Total current assets                    105,317        127,635
                                         ----------     ----------
Deferred debits:
Unamortized loss on reacquired debt           3,501          3,581
Unamortized debt expense                      1,974          2,019
Prepaid pension cost                            455            455
Other                                        12,425         16,922
                                         ----------     ----------
    Total deferred debits                    18,355         22,977
                                         ----------     ----------
Total assets                             $  990,765     $1,022,655
                                         ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                 CENTRAL ILLINOIS LIGHT COMPANY
                   Consolidated Balance Sheets
                         (In thousands)
                                            March 31,     December 31,
CAPITALIZATION AND LIABILITIES                 1998           1997
                                           (Unaudited)
Capitalization:
Common shareholder's equity:
Common stock, no par value; authorized
    20,000,000 shares; outstanding
    13,563,871 shares                      $  185,661     $  185,661
Retained earnings                             144,549        146,405
Accumulated other comprehensive income            676            676
                                           ----------     ----------
      Total common shareholder's equity       330,886        332,742
Preferred stock w/o mandatory redemption       44,120         44,120
Preferred stock with mandatory redemption      22,000         22,000
Long-term debt                                267,848        267,836
                                           ----------     ----------
       Total capitalization                   664,854        666,698
                                           ----------     ----------
Current liabilities:
Current maturities of long-term debt           10,650         10,650
Notes payable                                   1,200         21,300
Accounts payable                               33,935         44,844
Accrued taxes                                  10,741          2,593
Accrued interest                                6,914          9,234
Purchased gas adjustment over-recoveries           --          1,666
Level payment plan                                203          2,375
Other                                           4,804          4,670
                                           ----------     ----------
       Total current liabilities               68,447         97,332
                                           ----------     ----------
Deferred credits and other liabilities:
Accumulated deferred income taxes             138,111        139,274
Regulatory liability                           56,709         56,807
Deferred investment tax credits                20,701         21,117
Capital lease obligation                        2,066          2,182
Other                                          39,877         39,245
                                           ----------     ----------
       Total def. credits and other liab.     257,464        258,625
                                           ----------     ----------
Total capitalization and liabilities       $  990,765     $1,022,655
                                           ==========     ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                 CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Income
                         (In thousands)
                           (Unaudited)
                                         Three Months Ended
                                              March 31,
                                         1998        1997
Operating revenue:
Electric                                $ 79,178   $ 73,292
Gas                                       69,902     92,503
                                        --------   --------
      Total operating revenues           149,080    165,795
                                        --------   --------
Operating expenses:
Cost of fuel                              24,342     21,727
Cost of gas                               40,622     61,667
Purchased power                            4,674      4,104
Other operations and maintenance          26,817     26,264
Depreciation and amortization             15,755     15,393
Income taxes                               7,777      7,248
Other taxes                               10,769     10,195
                                        --------   --------
      Total operating expenses           130,756    146,598
                                        --------   --------
Operating income                          18,324     19,197
                                        --------   --------
Other income and deductions:
Cost of equity funds capitalized             --         (26)
Company-owned life insurance, net           (205)      (330)
Other, net                                   (82)       (38)
                                        --------   --------
      Total other inc. & (deductions)       (287)      (394)
                                        --------   --------
Income before interest expense            18,037     18,803
                                        --------   --------
Interest expenses:
Interest on long-term debt                 4,960      5,144
Cost of borrowed funds capitalized            23        (34)
Other                                        738        642
                                        --------   --------
      Total interest expense               5,721      5,752
                                        --------   --------
Net income                                12,316     13,051
                                        --------   --------
Dividends on preferred stock                 802        786
                                        --------   --------
Net income available for common stock     11,514     12,265
                                        --------   --------
Other comprehensive income                    --         --
                                        --------   --------
Comprehensive income                    $ 11,514   $ 12,265
                                        ========   ========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                 CENTRAL ILLINOIS LIGHT COMPANY
              Consolidated Statements of Cash Flows
                         (In thousands)
                           (Unaudited)
                                                  Three Months Ended
                                                      March 31,
                                                  1998         1997
Cash flows from operating activities:
Net income before preferred dividends            $ 12,316    $ 13,051

Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                   15,933      15,571
   Def. income taxes, investment tax credit
      and regulatory liability, net                (1,677)     (1,767)
Changes in operating assets and liabilities:
   Decrease (increase) in accts. receivable            48      (3,930)
   Decrease in fuel, materials and supplies,
      and gas in underground storage               12,789      14,206
   Decrease in unbilled revenue                     9,555      15,425
   Decrease in accounts payable                   (10,909)    (10,550)
   Increase in accrued taxes and interest           5,828         790
   Capital lease payments                             161         161
   Decrease in other current assets                   627       7,651
   Decrease in other current liabilities           (3,704)     (2,339)
   Decrease in other non-current assets             5,149       7,602
   Increase in other non-current liabilities          608       2,206
                                                 --------    --------
  Net cash provided by operating activities        46,724      58,077
                                                 --------    --------
Cash flows from investing activities:
   Capital expenditures                           (10,463)     (8,013)
   Cost of equity funds capitalized                    --          26
   Other                                           (1,123)     (1,950)
                                                 --------    --------
  Net cash used in investing activities           (11,586)     (9,937)
                                                 --------    --------
Cash flows from financing activities:
   Common dividends paid                          (13,371)     (8,371)
   Preferred dividends paid                          (802)       (786)
   Long-term debt retired                              --     (20,000)
   Payments on capital lease obligation              (161)       (161)
   Decrease in short-term borrowing               (20,100)     (9,900)
                                                 --------    --------
  Net cash used in financing activities           (34,434)    (39,218)
                                                 --------    --------
Net increase in cash and temporary cash
  investments                                         704       8,922

Cash and temporary cash investments at
  beginning of year                                   698       1,662
                                                 --------    --------
Cash and temporary cash investments at March 31  $  1,402    $ 10,584
                                                 ========    ========


Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest (net of cost of borrowed
     funds capitalized)                          $  8,209    $  9,321

   Income taxes                                     --       $  4,095

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.


         CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc.
(ESE), and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Formerly a CILCORP first-tier subsidiary, ESE became a subsidiary of QST effective October 29, 1996. Effective June 1, 1997, ESE began operating under the name QST Environmental Inc. (QST Environmental). CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. QST Enterprises Inc. completed the sale of substantially all of the assets of ESE Land Corporation, a subsidiary of QST Environmental Inc., in the fourth quarter of 1997. Results of ESE Land Corporation are being reported as discontinued operations. Prior year amounts have been reclassified on a basis consistent with the 1998 presentation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 1997 Annual Report on Form 10-K.

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

Gas Manufacturing Plant Sites

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

During the three months ended March 31, 1998, CILCO paid approximately $170,000 to outside parties for former gas manufacturing plant site monitoring, legal fees and feasibility studies, and expects to spend approximately $760,000 (including remediation costs) during the remainder of 1998. A $3.4 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to ultimately incur. Coal tar remediation costs incurred through March 1998 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through March 31, 1998, CILCO has recovered approximately $5.2 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission
(ICC). Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO's Union Contracts

The International Brotherhood of Electrical Workers Local 51
(IBEW) ratified the Company's contract proposal on October 10, 1997. The new contract expires on July 1, 2000, and among other items, provides for 3% wage increases each year of the contract. The IBEW represents approximately 399 CILCO gas and electric department employees. The current contract with the International Brotherhood of Firemen and Oilers Local 8 (IBF&O), which represents approximately 203 CILCO power plant employees, expires June 30, 1998. Negotiations regarding the IBF&O contract are in progress.

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

On January 27, 1997, CILCO intervened in a proceeding pending before the Federal Energy Regulatory Commission (FERC), to challenge the validity of the power agreements with CIPS because of the failure of CIPS to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an order issued on October 15, 1997, FERC rejected the challenge to the validity of the agreements and denied CILCO's request for an open season. However, CIPS was ordered to file the agreements with FERC, and FERC on its own motion initiated a separate proceeding to investigate the terms of the agreements. CILCO has asked FERC to assess penalties against CIPS under its rules for the failure to file the contracts as required; FERC has not yet addressed this issue. FERC's order also failed to address certain contract issues raised by CILCO. FERC denied rehearing of that order on February 3, 1998, and CILCO has appealed to the United States Court of Appeals for the District of Columbia circuit for a review of FERC's orders concerning the CIPS contract. CILCO cannot predict how FERC or the Court will ultimately rule on the issues in these two cases.

NOTE 4. Electric Transmission Open Access

On April 24, 1996, the FERC issued Order No. 888, Order No. 889, and a Notice of Proposed Rulemaking (NOPR). Order No. 888 requires all public utilities that own, operate or control interstate electric transmission facilities to file tariffs that will allow third parties, including power marketers and other utilities, the same transmission services that such utilities provide themselves and finalizes the conditions under which a utility may seek recovery of stranded costs from wholesale jurisdictional customers. CILCO revised its open access tariff to comply with the final rule in Order No. 888, and later filed a tariff to comply with subsequent FERC Order 888-A.

CILCO's compliance filings under Order 888 and Order 888-A revised the charges for the provision of ancillary services. On July 31, 1997, FERC issued an order accepting CILCO's charges for the provision of ancillary services that were proposed in CILCO's Order 888 compliance filing. CILCO's Order 888-A compliance filing revised two of the ancillary service charges (energy imbalance service and real power loss service) to make these charges easier to document and administer than they were in the Company's Order 888 compliance filing. The revised charges for these two ancillary services have not yet been approved and remain subject to refund. Management believes that the cost of any future refunds for these charges will not have a material adverse effect on CILCO's financial position or results of operations.

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

NOTE 5.  QST Environmental Discontinued Operations

In November 1997, QST Environmental sold substantially all of the assets of its wholly-owned subsidiary, ESE Land Corporation, for $9.5 million in cash and residual interests in three newly-formed limited liability corporations valued at $5.962 million, resulting in an after-tax gain of approximately $2.7 million. Accordingly, the discontinued activities are shown as discontinued operations in the statement of income. Prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 6.  Financial Instruments and Price Risk Management

As of March 31, 1998, QST Energy Inc., a subsidiary of QST, had open derivative financial instruments representing hedges of natural gas sales of 5.4 Bcf and natural gas purchases and inventories of 4.4 Bcf for commitments through 1998. The net deferred gain on these derivatives as of March 31, 1998, was $.3 million. The net loss reflected in operating results arising from financial instruments entered into by QST Energy Inc. for hedging and trading purposes was $1.8 million for the quarter ended March 31, 1998.

NOTE 7.  New Accounting Pronouncements

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 establishes standards for reporting information about operating segments for interim and annual financial reports. Operating segments are components of a company about which separate financial information is available that is regularly evaluated by the chief operating decision maker to determine how to allocate resources and to assess performance. SFAS 130 and SFAS 131 are effective for financial statements issued for periods beginning after December 15, 1997. The
Company has adopted these pronouncements issued by FASB, neither of which is expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 8.  Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The shares calculated for potential dilution result from Award Agreements entered into pursuant to the CILCORP Shareholder Return Incentive Compensation Plan.

                                                Three Months Ended
                                                  March 31, 1998
                                                  (In thousands)
   Income available to common shareholders           $ 7,694

   Weighted average number of common shares
     used in Basic Earnings Per Share                 13,611

   Weighted number of dilutive potential common
     shares used in Diluted Earnings Per Share            79

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997. Restatement of first quarter 1997 is not applicable as no potential common stock dilution occurred until the fourth quarter of 1997.

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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy) which began operations in 1996. QST also provides fiber optic telecommunications services through QST Communications Inc. (QST
Com). QST's operations include those of QST Environmental Inc. (QST Environmental), a former first-tier CILCORP subsidiary which became a QST subsidiary effective October 29, 1996. QST Environmental's results are currently reported separately from QST's energy and telecommunications operations.

QST Environmental is an environmental consulting and engineering firm serving governmental, industrial and commercial customers.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services, Inc., (CESI). CESI's primary business is the sale of non-regulated energy services, including non-regulated sales of natural gas.

The Company is continually investigating and exploring strategic restructuring opportunities, including potential combinations and alliances involving other investor-owned utility companies, as well as other companies engaged in the sale at retail or wholesale of electricity, natural gas and related products and services. Such restructuring activity has become more prevalent in the utility industry over the last few years. An obvious corollary to such activity is that the Company may acquire other companies or may itself be acquired. The Company's policy prohibits management from commenting on any possible merger, acquisition, or other major restructuring prior to the time that the law requires public disclosure. In the case of combinations and alliances, disclosure is generally not required prior to the time the Company enters into a definitive agreement pertaining to the particular transaction. Consequently, the Company may engage in preliminary discussions or negotiations at any time, without disclosing their existence, that could subsequently lead to a definitive agreement and public announcement.

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

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These factors include prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business; the extent and effect of participation by CILCO's customers in its Power Quest programs; and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors, including ongoing changes in environmental laws, regulations and policies which affect demand for QST Environmental's services; weather conditions; the extent and pace of development of competition for retail and wholesale customers; changes in technology; third party noncompliance with Year 2000 requirements; pricing and transportation of commodities; market demand for energy and for environmental consulting, engineering and analytical services; inflation; capital market conditions; and environmental protection and compliance costs. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.

                  Capital Resources & Liquidity

Declaration of dividends by CILCORP is at the discretion of the Board of Directors. CILCORP's ability to declare and pay dividends is currently contingent upon its receipt of dividends from CILCO and is also affected by business and economic conditions, capital requirements, earnings and the overall financial condition of the Company. The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to meet the Company's capital expenditures program, finance acquisitions, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On March 31, 1998, CILCORP had committed bank lines of credit of $60 million, of which $47.3 million was used.

Depending on market conditions and corporate needs, the Company may issue additional shares of common stock through the CILCO Employees' Savings Plan (ESP) or the CILCORP Inc. Investors Choice Automatic Reinvestment and Stock Purchase Plan (DRIP) at any time. The proceeds from any newly-issued stock from the ESP or the DRIP have been, and will continue to be, used to retire CILCORP short-term debt, to meet working capital and capital expenditure requirements at subsidiaries, and for other corporate purposes. As of the date of this filing, neither the ESP nor the DRIP is utilizing original-issue stock to meet plan requirements.

The Company had $42 million of medium-term notes outstanding at March 31, 1998. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $10.5 million for the three months ended March 31, 1998. Capital expenditures are anticipated to be approximately $40.6 million for the remainder of 1998 and are estimated to be $51.7 million in 1999. Included in 1998 estimates for information technology projects is replacement of existing computer software containing two-digit date fields which will not be able to distinguish the year 2000 from the year 1900. Modifications of existing programs will be expensed as incurred, while expenditures for programs replaced in their entirety will be capitalized. Management continues to evaluate the impact of Year 2000 issues on CILCO's computer software systems and operations. An outside consulting firm has been engaged to assist in this process and is currently updating business impact analyses. CILCO currently believes it will be able to achieve Year 2000 compliance through a combination of modifications of some existing programs and systems, and the replacement of others with new software that is already Year 2000 compliant. However, if such modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on CILCO's operations. In addition, management cannot predict the nature or impact on operations of third party noncompliance with Year 2000 requirements.

Currently, CILCO does not plan to issue long-term debt during the remainder of 1998. CILCO intends to finance its 1998 and 1999 capital expenditures with funds provided by operations.

As of April 1, 1998, CILCO had committed bank lines of credit aggregating $35 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $1.2 million of commercial paper outstanding at March 31, 1998 and expects to issue commercial paper periodically throughout the remainder of 1998.

QST (Excluding QST Environmental)

Capital expenditures totaled approximately $2.7 million for the quarter ended March 31, 1998, primarily for construction of fiber optic and other communications facilities by QST Communications. Capital expenditures for the remainder of 1998 are expected to be $6 million. The 1998 capital expenditures are primarily for the construction and expansion of fiber optic and other communications facilities. Working capital balances increased by $.5 million during the first quarter of 1998. QST expects to finance capital expenditures and working capital needs during 1998 with funds provided by the Holding Company. Management does not currently expect that Year 2000 compliance issues will materially impact QST's operations, but cannot predict the effect of third party noncompliance.

The property management firm which operates the Sears Tower (Tower) in Chicago has contracted with QST to install a $10 million cogeneration system that would supply electricity to the Tower and its tenants. Expenditures for the system are not included in projected 1998 capital expenditures. The Tower's current utility provider, Commonwealth Edison Company (ComEd), has refused QST necessary access to ComEd's distribution system. In April 1997, QST and Tower filed a joint complaint with the Illinois Commerce Commission (ICC) alleging that ComEd's refusal to permit an interconnection constituted a violation of the Illinois Public Utilities Act. Hearings began in December 1997 and continued during the first quarter of 1998. The Hearing Examiner issued a proposed order favorable to ComEd in March 1998. Subsequently, QST filed its exceptions to the proposed order and expects the final order from the Illinois Commerce Commission in late May. If QST's complaint before the ICC is successful and the project proceeds, it expects to finance the cogeneration project with a combination of long-term debt and funds provided by the Holding Company.

At March 31, 1998, QST had outstanding debt of $4.9 million, all of which was owed to the Holding Company.

QST Environmental

For the quarter ended March 31, 1998, QST Environmental's expenditures for capital additions and improvements were approximately $68,000. Capital expenditures for the remainder of 1998 are expected to be $1.0 million, which includes the replacement of the existing accounting/project management system in order to become Year 2000 compliant.

QST Environmental has lines of credit with CILCORP under which QST Environmental may borrow up to $15 million of revolving debt, depending upon the amount of QST Environmental's receivables and fixed assets. These lines of credit expire in May 2000. At March 31, 1998, QST Environmental had borrowed $12.5 million of debt from CILCORP and had advanced $2.4 million to CILCORP, resulting in a net borrowing of $10.1 million. Based upon its current receivables and fixed assets, QST Environmental has $4.9 million available under its revolving line of credit with CILCORP.

CIM

At March 31, 1998, CIM had outstanding debt of $41 million, borrowed from CILCORP. During 1997 and prior years, CIM committed to invest $16.6 million in affordable housing tax credit funds. Through March 31, 1998, approximately
$11.5 million of these commitments had been funded. CIM expects to contribute approximately $3.2 million in cash for these investments during the remainder of 1998, $.9 million in 1999, and lesser amounts each year thereafter through 2006. These investments will be funded through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1998 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

CVI expects to finance its activities and working capital needs during the remainder of 1998 with a combination of funds generated internally and with funds provided by CILCORP.

                      Results of Operations

The following table summarizes net income of CILCO, QST, QST
Environmental and Other Businesses for the three months ended
March 31, 1998 and 1997.

                                                Three Months Ended
                                                     March 31,
                                                 1998         1997
                                                  (In thousands)
                                                   (Unaudited)
Core Businesses:
CILCO
  Electric and gas utility operating income     $18,324    $19,197
  Utility other income and deductions            (6,008)    (6,146)
  Preferred stock dividends of CILCO               (802)      (786)
                                                -------    -------
  Total utility net income                       11,514     12,265

QST (excluding QST Environmental) net loss       (3,221)      (891)
QST Environmental net loss (includes ESE Land)     (401)      (929)
                                                -------    -------
  Total core business income                      7,892     10,445

Other businesses net loss                          (198)      (726)
                                                -------    -------
     Consolidated net income available to
       common shareholders                      $ 7,694    $ 9,719
                                                =======    =======

CILCO Electric and Gas Operations

The following table summarizes the components of CILCO electric and gas operating income for the three months ended March 31, 1998 and 1997.

                                       Three Months Ended
Components of Electric and Gas              March 31,
  Operating Income                      1998       1997
                                         (In thousands)
                                           (Unaudited)
Electric revenue:
  Electric retail                       $73,357    $69,339
  Sales for resale                        5,821      3,953
                                        -------    -------
     Total electric revenue              79,178     73,292
                                        -------    -------
Electric cost of sales:
  Cost of fuel                           24,342     21,727
  Purchased power                         4,674      4,104
  Revenue taxes                           4,317      3,600
                                        -------    -------
     Total electric cost of sales        33,333     29,431
                                        -------    -------
Electric gross margin                    45,845     43,861
                                        -------    -------
Gas revenue:
  Sale of gas                            68,280     90,467
  Transportation services                 1,622      2,036
                                        -------    -------
     Total gas revenue                   69,902     92,503
                                        -------    -------
Gas cost of sales:
  Cost of gas                            40,622     61,667
  Revenue taxes                           3,492      3,566
                                        -------    -------
     Total gas cost of sales             44,114     65,233
                                        -------    -------
Gas gross margin                         25,788     27,270
                                        -------    -------
Electric and gas operating expenses
  Other operation and maintenance        26,817     26,264
  Depreciation and amortization          15,755     15,393
  Income and other taxes                 10,737     10,277
                                        -------    -------
     Total electric and gas operating
        expenses                         53,309     51,934
                                        -------    -------
Electric and gas operating income       $18,324    $19,197
                                        =======    =======

Electric gross margin increased 5% for the three months ended March 31, 1998, compared to the same period in 1997. Retail kilowatt hour (Kwh) sales remained constant for the three months ended March 31, 1998, compared to the first quarter of 1997. Residential sales decreased 5% for the three months ended
March 31, 1998, compared to the same period in 1997, primarily due to a 17% decrease in heating degree days. Commercial sales increased 3% due, in part, to an increase in the number of commercial customers. Industrial sales increased 3% for the three months ended March 31, 1998, compared to the same period in 1997. Industrial sales continue to be negatively impacted by customers switching to off-system suppliers under CILCO's Power Quest program (see Part II. Item 5: Other Information, Power Quest Electric Pilot Programs).

Sales for resale increased 47% during the first quarter of 1998, compared to the same period in 1997, due to favorable market conditions. Sales for resale vary based on the energy requirements of neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. In the future, CILCO expects increased competition and reduced margins in the sales for resale and purchased power markets.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected for the near term by the Power Quest pilot programs, and in the long term by deregulation and increased competition in the electric utility industry (see Part II. Item 5: Other Information, Power Quest Electric Pilot Programs).

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 12% in the first quarter of 1998, compared to the same period in 1997. This increase was due to an 8% increase in generation, and a 9% increase in the cost of coal burned. Purchased power increased for the three months ended March 31, 1998, compared to the same period in 1997. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. The costs of purchased power for retail customers are passed through to those customers via the fuel adjustment clause (FAC). CILCO expects the wholesale power market to become increasingly competitive.

Gas gross margin decreased 5% for the quarter ended March 31, 1998, compared to the same period in 1997. Residential and commercial sales volumes decreased 11% and 7%, respectively, for the three months ended March 31, 1998, primarily due to warmer weather. Heating degree days were 17% lower for the three months ended March 31, 1998, compared to the same period in 1997, and 21% below normal. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services decreased 20% while gas transportation sales volumes decreased 10% for the first quarter of 1998, compared to the same period in 1997. Transportation revenues continue to decline due to commercial transportation customers switching back to CILCO system supply.

The cost of gas decreased 34% for the quarter ended March 31, 1998, compared to the same period in 1997. This decrease was primarily due to lower natural gas prices from CILCO's suppliers.

Operation and maintenance expense increased 2% for the three months ended March 31, 1998, compared to the same period in 1997. The increase was due to a scheduled outage at CILCO's
E.D. Edwards generation facility, increased customer service costs related to the Customer Care Center which opened on June 30, 1997, and increased distribution overhead line maintenance and tree trimming costs. These increases were partially offset by lower outside services costs and decreases in the actuarially determined costs for pensions and post-employment benefits.

Depreciation and amortization expense increased 2%, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense increased for the quarter ended
March 31, 1998, partially due to higher pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months ended March 31, 1998 and 1997.

                                        Three Months Ended
Components of Other Income and               March 31,
  Deductions and Interest Expense        1998        1997
                                          (In thousands)
                                           (Unaudited)
Net interest expense                    $(5,667)    $(5,694)
Income taxes                                697         670
Other                                    (1,038)     (1,122)
                                        -------     -------
   Other income (deductions)            $(6,008)    $(6,146)
                                        =======     =======


QST (Excluding QST Environmental)

The following table summarizes the revenue and expenses for QST for the three months ended March 31, 1998 and 1997.

                                         Three Months Ended
                                             March 31,
                                          1998        1997
Components of QST Net Loss                 (In thousands)
                                            (Unaudited)
Revenue:
Electric revenue                        $ 24,366    $    609
Gas revenue                              179,885       5,316
Telecommunications revenue                   152          73
                                        --------     -------
     Total revenue                       204,403       5,998

Cost of sales:
Cost of electricity                       24,366         590
Cost of gas                              182,087       5,082
Cost of sales - Telecommunications            51          34
                                        --------     -------
     Total cost of sales                 206,504       5,706
                                        --------     -------
          Gross margin                    (2,101)        292
                                        --------     -------
Other expenses:
General and administrative                 2,975       1,599
Depreciation and amortization                246          61
Interest                                      16         109
                                        --------     -------
     Total other expenses                  3,237       1,769
                                        --------     -------
          Net loss before taxes           (5,338)     (1,477)

     Income taxes                         (2,117)       (586)
                                        --------    --------
QST net loss                            $ (3,221)   $   (891)
                                        ========    ========

QST Enterprises Inc. was formed to facilitate CILCORP's expansion into non-regulated energy and related services businesses. Its initial focus through QST Energy was to compete against energy suppliers participating in CILCO's Power Quest programs. After successfully competing for Power Quest program customers, QST Energy has established and expanded the infrastructure required to supply energy to customers outside of the CILCO service territory, and currently has energy customers in Illinois, Pennsylvania, and California. QST Energy competes against marketers, brokers and utility affiliates to provide energy and services to customers of utilities and other energy providers which offer, or will be required to offer, similar retail competition programs, as well as marketing energy to customers who already have the ability to choose their supplier. QST provides a portfolio of non-regulated, energy-related products and services, and communication services based on a Central Illinois fiber optic system.

QST Energy's wholly-owned subsidiary, QST Energy Trading Inc. (QST Trading), is a wholesale natural gas and electric power marketer which purchases, sells and brokers energy and capacity at market-based rates to other marketers, including QST Energy, utilities and other customers. QST Energy and QST Trading currently have offices in Peoria, Chicago, Pittsburgh and Houston.

On May 23, 1997, QST Trading acquired Trebor Energy Resources, a Houston-based natural gas marketing and trading company. The acquisition complements QST's growing wholesale and retail energy business and enhances QST Trading's ability to purchase, transport and sell natural gas to utilities and industrial and commercial customers in the Gulf Coast, Midwest and Northeast markets. The final acquisition price is based on a deferred payment arrangement and will be determined by actual results achieved compared to predetermined performance measures.

QST's revenue increased in the first quarter of 1998, compared to the same period in 1997, due to increased wholesale natural gas trading activity resulting from the acquisition of Trebor Energy Resources and due to QST Energy's participation in the Pennsylvania electric and gas pilots. QST's electric retail gross margin increased by $48,000 in the first quarter of 1998, primarily due to participation in the Pennsylvania electric pilots. Positive electric retail margin at QST Energy for the first quarter of 1998 was offset by negative electric wholesale trading margin. Wholesale electric sales did not begin until the second quarter of 1997. Electricity sales for the first quarter of 1998 for the wholesale and retail initiatives were approximately 980,500 megawatt hours, an increase of 955,300 megawatt hours from the first quarter of 1997.

Natural gas revenues increased by $174.6 million to $179.9 million in the first quarter of 1998. Physical natural gas sales increased by 68.7 million MMBTU to 72.3 million MMBTU for the first quarter of 1998. This increase was due to the Trebor acquisition and wholesale marketing growth initiatives. Negative natural gas gross margin contributed approximately $1.3 million on an after-tax basis to QST's net loss for the first quarter of 1998, compared to a $.1 million positive after-tax gas gross margin for the first quarter of 1997, due to wholesale trading losses incurred by QST Trading.

QST's general and administrative expenses increased for the first quarter of 1998, compared to the corresponding period in 1997, due to the acquisition of Trebor Energy Resources and an increase in the number of QST employees to support growing retail and wholesale operations. Net losses are expected to continue in 1998 as QST continues to develop businesses which are focused on the newly-emerging deregulated energy markets throughout the United States. Revenues are anticipated to increase as QST expands its retail sales of energy to additional commercial and industrial customers and increases the level of its wholesale natural gas and electric business. QST began delivering power to commercial electric customers in California at approximately 325 locations on April 1, 1998.

QST Environmental Operations

The following table summarizes environmental and engineering services revenue and expenses for the three months ended March
31, 1998 and 1997.

Components of QST Environmental            Three Months Ended
  Net Loss                                     March 31,
                                            1998        1997
                                            (In thousands)
                                             (Unaudited)
Revenue:
Environmental & engineer. srvs. revenue   $17,467    $17,593
Direct non-labor project costs              6,864      6,000
                                          -------    -------
   Net revenue                             10,603     11,593
                                          -------    -------
Expenses:
Direct salaries, indirect salaries and
  related benefits                          5,652      6,524
General and administrative                  4,646      5,100
Depreciation and amortization                 695      1,063
                                          -------    -------
   Operating expenses                      10,993     12,687
                                          -------    -------
Interest expense                              248        142
                                          -------    -------
Loss before income taxes                     (638)    (1,236)
Income taxes                                 (237)      (405)
                                          -------    -------
Net loss from continuing operations          (401)      (831)
Loss from oper. of discontinued bus.          --         (98)
                                          -------    -------
   QST Environmental net loss             $  (401)   $  (929)
                                          =======    =======

QST Environmental's quarterly results have been affected by such factors as project delays, which may be caused by delays in regulatory agency approvals or client considerations; the level of subcontractor services; weather, which may limit the amount of time QST Environmental's professionals have in the field; corporate repositioning costs; and increased competition in all aspects of the business.

QST Environmental's net revenues decreased by $1 million, or 9%, for the three months ended March 31, 1998, compared to the same period in 1997. The net revenue decreases for this period resulted primarily from reduced laboratory revenues as a result of the sale of the Peoria Laboratory and reduced business volume in the remaining Gainesville Laboratory. Consulting revenues for the three months ended March 31, 1998 were consistent with the corresponding period in 1997.

Direct salaries, indirect salaries and related benefits decreased during the three months ended March 31, 1998. Salary costs include salaries and related fringe benefits, including employer-paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. Direct and indirect salary expense decreased by $.9 million, or 13%, for the three months ended March 31, 1998, compared to the same period in 1997. This decrease was primarily due to a planned reduction in the number of laboratory and other technical staff to match decreased levels of business activity.

General and administrative expenses decreased by $.5 million, or 9%, for the three months ended March 31, 1998, compared to the same period in 1997. General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; office supply expenses; and corporate administrative expenses. The decreases for this period resulted from efforts to control administrative and marketing costs, including lower general and administrative salaries and related benefits expense.

In the fourth quarter of 1997, QST Environmental wrote off
$22.6 million of unamortized goodwill. Consequently, no amortization is recorded in the quarter ended March 1998.
Depreciation expense declined $.2 million due primarily to an increase in fully-depreciated assets coupled with reduced capital expenditures.

In November 1997, QST Environmental sold substantially all the assets of ESE Land for $9.5 million in cash and residual interests in three newly-formed limited liability corporations. These activities are shown as discontinued operations in the statements of income. Interest expense increased because, as a result of the ESE Land sale, a portion of interest costs is no longer capitalized.

QST Environmental will continue to position itself to take advantage of new market opportunities. QST Environmental is collaborating with QST Energy to provide environmental consulting and engineering services for QST Energy customers. The bundled services that QST Energy offers its customers include the environmental consulting capabilities of QST Environmental.

Due to the labor intensive nature of QST Environmental's business, it has the ability to adjust staffing levels to recognize changing business conditions. QST Environmental had 565 full-time equivalent employees at March 31, 1998, compared to 690 employees at March 31, 1997. To better utilize QST Environmental's resources as part of CILCORP's commitment to efficiently market non-regulated energy and related services, QST Environmental became a subsidiary of QST effective October 29, 1996. QST Environmental's future business activity and profitability will continue to be impacted by the level of demand for its services, which is affected by government funding levels, the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal, and clean-up of hazardous wastes. The market for QST Environmental's services is highly competitive; however, no single entity currently dominates the environmental consulting and engineering services marketplace.

Other Businesses Operations

The following table summarizes the components of Other Businesses losses for the three months ended March 31, 1998 and 1997.

                                        Three Months Ended
                                             March 31,
Components of Other Businesses           1998         1997
Net Income (Loss)                         (In thousands)
                                           (Unaudited)
Revenue:
   Other revenue                        $ 5,195     $ 2,800
                                        -------     -------
Expenses:
   Operating Expenses                     4,563       3,632
   Depreciation and amortization             48          48
   Interest expense                       1,594       1,157
   Income and other taxes                  (812)     (1,311)
                                        -------     -------
   Total expenses                         5,393       3,526
                                        -------     -------
Other businesses net loss               $  (198)    $  (726)
                                        =======     =======

Other revenues increased 86% for the three months ended March 31, 1998, primarily due to increased gas marketing revenue at CVI.

Operating expenses increased for the three months ended March 31, 1998, compared to the corresponding period in 1997, primarily due to increased expenses related to the gas marketing program at CVI, while interest expense increased due to higher average debt balances.

The credit for income and other taxes decreased in the three months ended March 31, 1998, compared to the corresponding period in 1997, primarily due to a smaller pre-tax loss.


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1997 Annual Report on Form 10-K (the "1997 Form 10-K"), and "Note 2. Contingencies," and "Note 4. Electric Transmission Open Access," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

Item 4:  Submission of Matters to a Vote of Security Holders

Shareholders cast the following votes at the Company's Annual
Meeting of Shareholders held April 28, 1998:

                                              Votes
                                Votes For    Withheld
         Elected to the Board
            of Directors:

         W. Bunn III            11,188,412   218,339
         H. J. Holland          11,154,784   251,967
         K. E. Smith            11,179,730   227,021

Item 5:  Other Information

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

Power Quest Electric Pilot Programs

One of CILCO's electric pilot programs permits eight of CILCO's largest industrial customers that each have peak loads of 10 megawatts or more to secure all or part of their electric power requirements from suppliers other than CILCO. However, program participants' total purchases from other suppliers may not exceed 50 megawatts (10% of CILCO's industrial load) at any time. Participating customers began receiving electricity under this Power Quest pilot in May of 1996, and the program ended, as scheduled, on April 30, 1998.

Seven of the eligible customers elected to participate in this pilot program. The largest, Caterpillar Inc., elected to form a strategic alliance with CILCORP and receive value-added energy and environmental products and services rather than taking its entire Power Quest allocation from suppliers other than CILCO. Caterpillar remained a full requirements customer of CILCO during the first year of the program. During the second year, which began May 1, 1997, Caterpillar purchased a portion of its Power Quest allocation off-system and received a correspondingly reduced level of products and services under the strategic alliance.

Based on Power Quest participation levels by eligible industrial customers through March of 1998, CILCORP experienced a reduction of $1.6 million of pre-tax income for the first three months of 1998 (including electric margin lost by CILCO, CVI costs associated with the Caterpillar alliance, and QST margin on sales to Power Quest industrial customers). Costs associated with the Caterpillar alliance are included in Other Business Operations. CILCO has offset some of the profit margin lost under Power Quest with increased wholesale electric sales outside its service territory.

With the expiration of the industrial Power Quest pilot and the delay in the availability of choice for Illinois electricity consumers until October 1, 1999, CILCO is working with these Power Quest customers to sign electric service contracts with CILCO. The Company and industrial Power Quest participants are discussing electric supply contract options whose terms may extend beyond the date when these customers will be able to select alternative suppliers under Illinois law.

In the other Power Quest electric program, CILCO has designated six areas within its service territory as Open Access Sites for up to five years. The sites include the Central Illinois communities of Heyworth, Manito, Peoria Heights and
Williamsville; a large regional shopping center in Peoria; and a developing commercial business site in Lincoln. During this period, approximately 5,500 customers located within these Open Access Sites are eligible to purchase some or all of their electric power requirements from suppliers other than CILCO. Customers in all but the Peoria Heights Open Access Sites began receiving electricity from suppliers other than CILCO in May
1996.  Energy deliveries in Peoria Heights began in February
1997. Based on the current participation level of eligible customers, CILCO anticipates a reduction in pre-tax income of up to $1.6 million on an annual basis. Based upon participation levels by eligible commercial and residential customers through March 1998, CILCORP experienced a reduction of $.3 million in pre-tax income for the first three months of 1998. Assuming the same Power Quest participation level for all of 1998, CILCORP would experience a reduction to pre-tax income of $1.2 million in 1998.

Power Quest Gas Pilot Program

CILCO's gas residential pilot program is a five year program that allows residential gas customers located in sites designated by CILCO to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. CILCO selected the Central Illinois towns of Heyworth, Manito, and Williamsville as the initial sites for the gas pilot program and later added the City of Springfield, Illinois, subject to the limitation that no more than 8,000 residential customers from Springfield may participate in the program at any one time. Participants in the gas retail pilot program began receiving natural gas from other suppliers in October 1996. This program did not have a material adverse impact on CILCO's financial position or results of operations for 1997 or the first three months of 1998, nor does management believe this program will have a material adverse impact on CILCO's future financial position or results of operations.

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



Date  May 8, 1998                             R. O. Viets
                                              R. O. Viets
                                            President and
                                        Chief Executive Officer


Date  May 8, 1998                           T. D. Hutchinson
                                            T. D. Hutchinson
                                              Controller

                               SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  May 8, 1998                  T. S. Romanowski
                                   T. S. Romanowski
                               Vice President and Chief
                                   Financial Officer




Date  May 8, 1998                 T. D. Hutchinson
                                  T. D. Hutchinson
                                Controller and Manager
                                    of Accounting