Form 10-Q
period 1998-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1998-08-12
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended June 30, 1998

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
                  Yes   X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at June 30, 1998       13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and
                privately held by CILCORP
                Inc. at June 30, 1998                     13,563,871

                        CILCORP INC.
                             AND
                CENTRAL ILLINOIS LIGHT COMPANY
        FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                            INDEX

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

                CILCORP INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets
                       (In thousands)

                                            June 30,    December 31,
ASSETS                                        1998        1997
                                           (Unaudited)
Current assets:
Cash and temporary cash investments        $    6,139  $   10,576
Receivables, less reserves of $3,092 and
   $2,454                                     100,390     141,234
Accrued unbilled revenue                       33,674      38,775
Fuel, at average cost                           7,558       7,816
Materials and supplies, at average cost        14,207      13,685
Gas in underground storage, at average
   cost                                        13,901      22,666
Prepayments and other                          10,612      10,971
                                           ----------   ---------
Total current assets                          186,481     245,723
                                           ----------   ---------
Investments and other property:
Investments in leveraged leases               144,490     146,458
Cash surrender value of company-owned life
   insurance, net of related policy loans of
   $46,488 and $42,898                          2,161       2,399
Other investments                              17,827      18,675
                                           ----------   ---------
Total investments and other property          164,478     167,532
                                           ----------   ---------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                 1,227,912   1,213,585
   Gas                                        405,542     401,870
                                           ----------   ---------
                                            1,633,454   1,615,455
Less - accum. provision for depreciation      797,503     769,792
                                           ----------   ---------
                                              835,951     845,663
Construction work in progress                  31,330      21,550
Other, net of depreciation                     25,184      22,188
                                           ----------   ---------
Total property, plant and equipment           892,465     889,401
                                           ----------   ---------
Other assets                                   31,652      32,163
                                           ----------   ---------
Total assets                               $1,275,076  $1,334,819
                                           ==========  ==========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these Balance Sheets.

                CILCORP INC. AND SUBSIDIARIES
                 Consolidated Balance Sheets
                       (In thousands)
                                            June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY          1998        1997
                                           (Unaudited)
Current liabilities:
Current portion of long-term debt          $   11,513  $   22,185
Notes payable                                  64,500      62,150
Accounts payable                              106,127     132,286
Accrued taxes                                   3,133       2,810
Accrued interest                                9,648       9,473
Purchased gas adjustment over-recoveries          224       1,666
Other                                           7,941      19,798
                                           ----------   ---------
Total current liabilities                     203,086     250,368
                                           ----------   ---------
Long-term debt                                298,555     298,528
                                           ----------   ---------
Deferred credits and other liabilities:
Accumulated deferred income taxes             237,081     241,013
Regulatory liab. of regulated subsidiary       56,612      56,807
Deferred investment tax credits                20,284      21,117
Other                                          50,480      48,273
                                           ----------   ---------
Total def. credits & other liabilities        364,457     367,210
                                           ----------   ---------
Preferred stock of subsidiary                  66,120      66,120
                                           ----------   ---------
Stockholders' equity:
Common stock, no par value; authorized
  50,000,000 shares - outstanding
  13,610,680 shares                           192,567     192,567
Retained earnings                             149,615     159,350
Accumulated other comprehensive income            676         676
                                           ----------   ---------
Total stockholders' equity                    342,858     352,593
                                           ----------   ---------
Total liab. and stockholders' equity       $1,275,076  $1,334,819
                                           ==========  ==========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these Balance Sheets.

                CILCORP INC. AND SUBSIDIARIES
              Consolidated Statements of Income
                       (In thousands)*
                         (Unaudited)
                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                  1998      1997      1998      1997
Revenue:
Electric utility                $ 88,305  $ 81,011  $167,482  $154,303
Gas utility                       28,310    30,509    98,212   123,012
Non-regulated energy and
   energy services               124,956    41,126   329,208    47,071
Environmental and engineering
  services                        18,595    18,245    36,062    35,838
Other business                     4,820     2,090    10,015     4,890
                                --------  --------  --------  --------
  Total                          264,986   172,981   640,979   365,114
                                --------  --------  --------  --------
Operating expenses:
Fuel for generation and
   purchased power                78,898    28,230   132,280    54,652
Gas purchased for resale          99,629    51,989   322,339   118,738
Other operations & maintenance    54,957    51,392   105,952    99,978
Depreciation and amortization     16,833    16,651    33,633    33,358
Taxes, other than income taxes     9,419     8,289    20,925    19,388
                                --------  --------  --------  --------
  Total                          259,736   156,551   615,129   326,114
                                --------  --------  --------  --------
Fixed charges and other:
Interest expense                   7,569     6,942    15,092    14,006
Preferred stock dividends of
  subsidiary                         797       811     1,599     1,597
Allowance for funds used
  during construction                (29)     (110)       (6)     (118)
Other                                311       242       533       572
                                --------  --------  --------  --------
  Total                            8,648     7,885    17,218    16,057
                                --------  --------  --------  --------
Income (loss) from continuing
  oper. before income taxes       (3,398)    8,545     8,632    22,943
Income taxes                      (2,881)    2,715     1,189     7,105
                                --------  --------  --------  --------
Net income (loss) from
  continuing operations             (517)    5,830     7,443    15,838
Loss from operations of
  discontinued business, net
  of tax of ($112), $2,
  ($287), and ($193)                (171)      (13)     (437)     (302)
                                --------  --------  --------  --------
Net income (loss)                   (688)    5,817     7,006    15,536
Other comprehensive income           --        --        --        --
                                --------  --------  --------  --------
Comprehensive income (loss)     $   (688) $  5,817  $  7,006  $ 15,536
                                ========  ========  ========  ========

Average common share
  outstanding - basic             13,611    13,611    13,611    13,611
                                ========  ========  ========  ========
Earnings per common share -
  basic
   Continuing operations        $   (.04) $    .43  $    .55  $   1.16
   Discontinued operations          (.02)       --      (.04)     (.02)
                                --------  --------  --------  --------
    Net income (loss) per
      common share - basic      $   (.06) $    .43  $    .51  $   1.14
                                ========  ========  ========  ========
Average common shares
  outstanding - diluted           13,611    13,611    13,690    13,611
                                ========  ========  ========  ========
Earnings per common share -
  diluted
   Continuing operations        $   (.04) $    .43  $    .54  $   1.16
   Discontinued operations          (.02)       --      (.03)     (.02)
                                --------  --------  --------  --------
    Net income (loss) per
      common share - diluted    $   (.06) $    .43  $    .51  $   1.14
                                ========  ========  ========  ========
Dividends per common share      $   .615  $   .615  $   1.23  $   1.23
                                ========  ========  ========  ========

*Except per share amounts
 The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

               CILCORP INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows
                    (In thousands)
                      (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                              1998        1997
Cash flows from operating activities:
Net income before preferred dividends      $  9,042    $ 17,436
                                           --------    --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash lease income & investment inc.    (2,686)     (2,543)
  Depreciation and amortization              33,376      33,356
  Deferred income taxes, investment tax
    credit and regulatory liability of
    subsidiary, net                          (4,958)     (3,390)
Changes in operating assets & liabilities:
  Decrease in accounts receivable and
    accrued unbilled revenue                 46,152      15,986
  Decrease in inventories                     8,501      16,481
  Decrease in accounts payable              (25,334)     (3,272)
  Increase (decrease) in accrued taxes          253      (7,536)
  Decrease (increase) in other assets           710      (2,180)
  Decrease in other liabilities             (10,870)     (2,276)
                                           --------    --------
  Total adjustments                          45,144      44,626
                                           --------    --------
  Net cash provided by operating activities
    from continuing operations               54,186      62,062
                                           --------    --------
  Net cash used by operating activities
    of discontinued operations               (1,031)       (667)
                                           --------    --------
  Cash flow from operations                  53,155      61,395
                                           --------    --------
Cash flows from investing activities:
Additions to plant                          (27,231)    (23,418)
Other                                         1,968      (1,878)
                                           --------    --------
  Net cash used by investing activities
    from continuing operations              (25,263)    (25,296)
                                           --------    --------
  Net cash used by investing activities
    from discontinued operations             (3,893)     (2,762)
                                           --------    --------
  Cash flow used by investing activities    (29,156)    (28,058)
                                           --------    --------

Cash flow from financing activities:
Net increase in short-term debt                 550       7,800
Decrease in long-term debt                  (10,645)    (19,857)
Common dividends paid                       (16,742)    (16,741)
Preferred dividends paid                     (1,599)     (1,597)
                                           --------    --------
  Net cash used by financing activities     (28,436)    (30,395)
                                           --------    --------
Net (decrease) increase in cash and
  temporary cash investments:                (4,437)      2,942
Cash and temporary cash investments at
  beginning of year:                         10,576       4,941
                                           --------    --------
Cash and temporary cash investments at
  June 30                                  $  6,139    $  7,883
                                           ========    ========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                $ 13,613    $ 16,494

   Income taxes                            $  7,068    $ 17,622

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

               CENTRAL ILLINOIS LIGHT COMPANY
                 Consolidated Balance Sheets
                      (In thousands)
                                            June 30,    December 31,
ASSETS                                       1998           1997
                                           (Unaudited)
Utility plant, at original cost:
  Electric                                 $1,227,912  $1,213,585
  Gas                                         405,542     401,870
                                           ----------  ----------
                                            1,633,454   1,615,455
  Less - accumulated provision for
    depreciation                              797,503     769,792
                                           ----------  ----------
                                              835,951     845,663
Construction work in progress                  31,330      21,550
Plant acquisition adjustments, net of
  amortization                                    861       1,217
                                           ----------  ----------
Total utility plant                           868,142     868,430
                                           ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related policy
  loans of $46,488 and $42,898)                 2,161       2,399
Other                                           1,214       1,214
                                           ----------  ----------
Total other property and investments            3,375       3,613
                                           ----------  ----------
Current assets:
Cash and temporary cash investments             2,447         698
Receivables, less reserves of $745 & $703      28,939      44,550
Accrued unbilled revenue                       25,255      31,248
Fuel, at average cost                           7,558       7,816
Materials and supplies, at average cost        14,207      13,685
Gas in underground storage, at avg. cost       13,358      22,118
Prepaid taxes                                     407       1,189
Other                                           8,182       6,331
                                           ----------  ----------
Total current assets                          100,353     127,635
                                           ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt             3,421       3,581
Unamortized debt expense                        1,931       2,019
Prepaid pension cost                              455         455
Other                                          15,963      16,922
                                           ----------  ----------
Total deferred debits                          21,770      22,977
                                           ----------   ---------
Total assets                               $  993,640  $1,022,655
                                           ==========  ==========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these Balance Sheets.

               CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Balance Sheets
                       (In thousands)
                                               June 30,   December 31,
CAPITALIZATION AND LIABILITIES                   1998       1997
                                             (Unaudited)
Capitalization:
Common shareholder's equity:
   Common stock, no par value; authorized
     20,000,000 shares; outstanding
     13,563,871 shares                         $  185,661 $  185,661
Retained earnings                                 144,308    146,405
Accumulated other comprehensive income                676        676
                                               ----------  ---------
Total common shareholder's equity                 330,645    332,742
Preferred stock without mandatory redemption       44,120     44,120
Preferred stock with mandatory redemption          22,000     22,000
Long-term debt                                    267,860    267,836
                                               ----------  ---------
Total capitalization                              664,625    666,698
                                               ----------  ---------
Current liabilities:
Current maturities of long-term debt                   --     10,650
Notes payable                                      20,400     21,300
Accounts payable                                   34,421     44,844
Accrued taxes                                       4,509      2,593
Accrued interest                                    8,824      9,234
Purchased gas adjustment over-recoveries              224      1,666
Level payment plan                                     59      2,375
Other                                               5,192      4,670
                                               ----------  ---------
Total current liabilities                          73,629     97,332
                                               ----------  ---------
Deferred credits and other liabilities:
Accumulated deferred income taxes                 136,097    139,274
Regulatory liability                               56,612     56,807
Deferred investment tax credit                     20,284     21,117
Capital lease obligation                            1,948      2,182
Other                                              40,445     39,245
                                                ---------  ---------
Total deferred credits and other liab.            255,386    258,625
                                                ---------  ---------
Total capitalization and liabilities           $  993,640 $1,022,655
                                               ========== ==========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these Balance Sheets.

               CENTRAL ILLINOIS LIGHT COMPANY
              Consolidated Statements of Income
                       (In thousands)
                         (Unaudited)
                                Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                                  1998      1997      1998      1997
Operating revenue:
Electric                        $ 88,304  $ 81,011  $167,482  $154,303
Gas                               28,310    30,509    98,212   123,012
                                --------  --------  --------  --------
Total operating revenues         116,614   111,520   265,694   277,315
                                --------  --------  --------  --------
Operating expenses:
Cost of fuel                      21,135    22,016    45,477    43,743
Cost of gas                       13,534    13,136    54,156    74,803
Purchased power                    8,178     4,042    12,852     8,146
Other operations & maintenance    30,876    29,885    57,693    56,149
Depreciation and amortization     15,754    15,394    31,509    30,787
Income taxes                       4,049     5,068    11,826    12,316
Other taxes                        8,495     7,597    19,264    17,792
                                --------  --------  --------  --------
Total operating expenses         102,021    97,138   232,777   243,736
                                --------  --------  --------  --------
Operating income                  14,593    14,382    32,917    33,579
                                --------  --------  --------  --------
Other income and deductions:
Cost of equity funds
  capitalized                         --        57        --        31
Company-owned life insurance,
  net                               (207)     (242)     (412)     (572)
Other, net                            58       (66)      (24)     (104)
                                --------  --------  --------  --------
    Total other income and
        (deductions)                (149)     (251)     (436)     (645)
                                --------  --------  --------  --------
Income before interest expense    14,444    14,131    32,481    32,934
                                --------  --------  --------  --------
Interest expenses:
Interest on long-term debt         4,922     4,960     9,882    10,104
Cost of borrowed funds
  capitalized                        (29)      (54)       (6)      (88)
Other                                622       658     1,360     1,300
                                --------  --------  --------  --------
       Total interest expense      5,515     5,564    11,236    11,316
                                --------  --------  --------  --------
Net income                         8,929     8,567    21,245    21,618
                                --------  --------  --------  --------
Dividends on preferred stock         797       811     1,599     1,597
                                --------  --------  --------  --------
Net income available for
  common stock                     8,132     7,756    19,646    20,021
                                --------  --------  --------  --------
Other comprehensive income            --        --        --        --
                                --------  --------  --------  --------
Comprehensive income            $  8,132  $  7,756  $ 19,646  $ 20,021
                                ========  ========  ========  ========

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.

               CENTRAL ILLINOIS LIGHT COMPANY
            Consolidated Statements of Cash Flows
                       (In thousands)
                         (Unaudited)

                                              Six Months Ended
                                                  June 30,
                                              1998        1997
Cash flows from operating activities:
Net income before preferred dividends        $ 21,244    $ 21,618

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization               31,865      31,143
   Deferred income taxes, investment tax
     credit and regulatory liability, net      (4,205)     (3,535)
Changes in operating assets and liabilities:
   Decrease in accounts receivable             15,611      10,204
   Decrease in fuel, materials & supplies,
      and gas in underground storage            8,495      12,191
   Decrease in unbilled revenue                 5,993       7,410
   Decrease in accounts payable               (10,423)    (14,955)
   Increase (decrease) in accrued taxes
     and interest                               1,506      (4,943)
   Capital lease payments                         323         323
   (Increase) decrease in other current
     assets                                    (1,070)        197
   (Decrease) increase in other current
     liabilities                               (3,235)         47
   Decrease in other non-current assets         2,257       7,243
   Increase in other non-current liab.          1,356         635
                                             --------    --------
  Net cash provided by operating
    activities                                 69,717      67,578
                                             --------    --------
Cash flows from investing activities:
  Capital expenditures                        (29,865)    (22,865)
  Cost of equity funds capitalized                --          (31)
  Other                                        (2,890)     (4,093)
                                             --------    --------
  Net cash used in investing activities       (32,755)    (26,989)
                                             --------    --------
Cash flow from financing activities:
  Common dividends paid                       (21,741)    (22,741)
  Preferred dividends paid                     (1,599)     (1,597)
  Long-term debt retired                      (10,650)    (20,000)
  Payments on capital lease obligation           (323)       (323)
  Short-term borrowing                           (900)      3,100
                                             --------    --------
  Net cash used in financing activities       (35,213)    (41,561)
                                             --------    --------

Net increase in cash and temporary cash
  investments                                   1,749        (972)

Cash and temporary cash investments at
beginning of year                                 698       1,662
                                             --------    --------
Cash and temporary cash investments at
  June 30                                    $  2,447    $    690
                                             ========    ========


Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

  Interest (net of cost of borrowed funds
     capitalized)                            $ 12,203    $ 13,129

  Income taxes                               $ 13,588    $ 22,829

The accompanying Notes to the Consolidated Financial
Statements are an integral part of these statements.


             CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central
Illinois Light Company (CILCO), QST Enterprises
Inc. (QST), QST Environmental Inc., formerly known as Environmental Science & Engineering,
Inc. (ESE), and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Formerly a CILCORP first-tier subsidiary, ESE became a subsidiary of QST effective October 29, 1996. Effective June 1,
1997, ESE began operating under the name QST
Environmental Inc. (QST Environmental). CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO
Exploration and Development Company and CILCO
Energy Corporation. CILCORP is currently reevaluating its sales and marketing strategy for QST Energy Inc. (QST
Energy), a subsidiary of QST, due to the uncertainties related to energy deregulation and the immaturity and illiquidity of competitive energy markets. In June, QST Energy Trading
Inc. (QST Trading), a QST Energy subsidiary, incurred after-tax losses relating to wholesale electricity contracts of approximately $6.6 million. These losses were the result of an unprecedented, sudden increase in electricity prices during the week of June 22. QST Trading closed its open wholesale electricity positions for the remainder of the summer to avoid exposure to further adverse price movements. As a part of this strategic reevaluation, CILCORP has announced a restructuring of operating and marketing responsibilities within and between its current business segments. The Company will focus on energy operations within Illinois and reduce the scope of its energy trading operations. QST completed the sale of substantially all of the assets of ESE Land
Corporation, a subsidiary of QST Environmental, in the fourth quarter of 1997. In addition, QST expects to complete the sale of its subsidiary, QST Communications Inc., in the third quarter of 1998. Therefore, results of both ESE Land
Corporation and QST Communications Inc. are being reported as discontinued operations.
Prior year amounts have been reclassified on a basis consistent with the 1998 presentation.

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

During the six months ended June 30, 1998, CILCO paid approximately $240,000 to outside parties for former gas manufacturing plant site monitoring, legal fees and feasibility studies, and expects to spend approximately $1 million
(including remediation costs) during the remainder of 1998. A $3.6 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to ultimately incur. Coal tar remediation costs incurred through June 1998 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through June 30, 1998, CILCO has recovered approximately $5.3 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce
Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO's Union Contracts

The International Brotherhood of Electrical
Workers Local 51 (IBEW) ratified the Company's contract proposal on October 10, 1997.
The new contract expires on July 1, 2000, and, among other items, provides for 3% wage increases each year of the contract.
The IBEW represents approximately 397 CILCO gas and electric department employees. The current contract with the International Brotherhood of Firemen and Oilers Local 8 (IBF&O), which represents approximately 202 CILCO power plant employees, expired on July 1, 1998. The IBF&O is currently working without a contract while negotiations continue with CILCO.

NOTE 3.  Commitments

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central
Illinois Public Service Company, now AmerenCIPS
(CIPS).  This agreement provided for a minimum
contract delivery rate from CIPS of 90 MW until the contract expired in May 1998.

In March 1995, CILCO and CIPS amended a limited-term power agreement reached in November 1992.
This agreement, which now expires in May 2009, provides for CILCO to purchase up to 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009.

On January 27, 1997, CILCO intervened in a proceeding pending before the Federal Energy Regulatory
Commission (FERC), to challenge the validity of the power agreements with CIPS because of the failure of CIPS to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an order issued on October 15, 1997, FERC rejected the challenge to the validity of the agreements and denied CILCO's request for an open season. However, CIPS was ordered to file the agreements with FERC, and FERC on its own motion initiated a separate proceeding to investigate the terms of the agreements. Hearings in that proceeding have concluded, and the proceeding is currently in the briefing stage. CILCO has asked FERC to assess penalties against CIPS under its rules for the failure to file the contracts as required; FERC has not yet made a final ruling on this issue. FERC's order also failed to address certain contract issues raised by CILCO.
FERC denied rehearing of that order on February
3, 1998, and CILCO has appealed to the United
States Court of Appeals for the District of Columbia Circuit for a review of FERC's orders concerning the CIPS contract. CILCO cannot predict how FERC or the Court will ultimately rule on the issues in these two cases.

NOTE 4. Discontinued Operations

ESE Land Corporation

In November 1997, QST Environmental Inc. sold substantially all of the assets of its wholly-owned subsidiary, ESE Land Corporation, for $9.5 million in cash and residual interests in three newly-formed limited liability corporations valued at $5.962 million, resulting in an after-tax gain of approximately $2.7 million.
Accordingly, the activities are shown as discontinued operations in the statement of income. Prior year financial statements have been reclassified to conform to the current year presentation.

QST Communications Inc.

QST has reached a definitive agreement to sell the common stock of its wholly-owned subsidiary, QST Communications Inc. (QST Communications), to
McLeodUSA Telecommunications Services, Inc., for
$20 million in cash and stock options valued at $5.5 million. QST Communications provides fiber optic-based communications services to customers in central Illinois. The agreement to sell is subject to approval of a Hart-Scott-Rodino filing. An after-tax gain of approximately $7.8 million is expected to be recognized in the third quarter when the transaction is expected to be closed. (See Form 8-K filed July 28,
1998.) Accordingly, the activities of this subsidiary are shown as discontinued operations in the income statement. Prior year financial statements have been reclassified to conform to the current year presentation.

Net assets of the discontinued operations of QST
Communications are included in the accompanying consolidated balance sheets as follows:


                                              June     December
Discontinued Operations of QST                1998       1997
   Communications
                                               (In thousands)
Cash                                         $   246     $   340
Accounts receivable                              350          58
Other current assets                             409         509
Property, plant and equipment                  9,425       5,988
Other assets                                     178         134
Total liabilities                             (6,429)     (4,563)
                                             -------     -------
Net Assets of Discontinued Operations        $ 4,179     $ 2,466
                                             =======     =======

NOTE 5.  Financial Instruments and Price Risk Management

As of June 30, 1998, QST Energy Inc., a subsidiary of QST, had open derivative financial instruments representing hedges of natural gas sales of 1 Bcf and natural gas purchases and inventories of 1 Bcf for commitments through 1999. The net deferred gain on these derivatives as of June 30, 1998, was $.4 million. The net loss reflected in operating results arising from financial instruments entered into by QST Energy Inc. for gas hedging and trading purposes was $1.8 million for the six months ended June 30, 1998.

NOTE 6.  New Accounting Pronouncements

AICPA Statement of Position (SOP) 98-1,
"Accounting for the Costs of Computer Software
Developed or Obtained for Internal Use," was issued in March 1998. This SOP provides guidance on both the accounting for the costs of software developed or obtained for internal use and for the determination of whether computer software is for internal use. This SOP applies to all non-governmental entities and is effective for financial statements beginning after December 15, 1998. The Company does not expect this SOP to have a material effect on its financial position, results of operations or cash flows.

In June 1998, the FASB issued Statement of
Financial Accounting Standards No. 133,
"Accounting for Derivative Instruments and
Hedging Activities" (SFAS 133). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June
15, 1999. The Company has not yet adopted this pronouncement and has not yet determined its effect on the Company's financial position, results of operations or cash flows.

NOTE 7.  Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The shares calculated for potential dilution result from Award Agreements entered into pursuant to the CILCORP Shareholder Return
Incentive Compensation Plan.

                                               Six Months Ended
                                                 June 30, 1998
                                                (In thousands)
     Income available to common shareholders       $ 7,006

     Weighted average number of common
       shares used in Basic Earnings Per Share      13,611

     Weighted number of dilutive potential
       common shares used in Diluted
       Earnings Per Share                               79


The Company adopted Statement of Financial
Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997.
Restatement of six months ended June 30, 1997 is not applicable as no potential common stock dilution occurred until the fourth quarter of 1997.


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

QST, formed in December 1995, provides energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy) which began operations in 1996. In June, QST Energy's subsidiary, QST Energy Trading Inc., incurred significant losses relating to wholesale electricity contracts following an unprecedented, sudden increase in electricity prices. Subsequently, on June 29, 1998, CILCORP announced it was reevaluating its strategy for QST Energy, and indicated that the Company would focus on opportunities for profitable growth in Illinois, de-emphasizing energy trading activities at QST. QST expects to complete the sale of QST Communications Inc., a wholly-owned subsidiary which provides telecommunications services, during the third quarter of 1998.
QST's operations include those of QST
Environmental Inc. (QST Environmental), a former first-tier CILCORP subsidiary which became a QST subsidiary effective October 29, 1996. QST
Environmental's results are currently reported separately from QST's energy and telecommunications operations.

QST Environmental is an environmental consulting and engineering firm serving governmental, industrial and commercial customers.

CIM invests in a diversified portfolio of long-term financial investments which currently includes leveraged leases, energy-related projects and affordable residential housing.

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services Inc.,
(CESI).  CESI's primary business is the sale of
non-regulated energy services, including non-regulated sales of natural gas.

The Company is continually investigating and exploring strategic restructuring opportunities, including potential combinations and alliances involving other investor-owned utility companies, as well as other companies engaged in the sale at retail or wholesale of electricity, natural gas and related products and services.
Such restructuring activity has become more prevalent in the utility industry over the last few years. An obvious corollary to such activity is that the Company may acquire other companies or may itself be acquired. The
Company's policy prohibits management from commenting on any possible merger, acquisition, or other major restructuring prior to the time that the law requires public disclosure.
Consequently, the Company may engage in
preliminary discussions or negotiations at any time, without disclosing their existence, that could subsequently lead to a public announcement.

As part of the reevaluation of its sales and marketing strategy for QST Energy, CILCORP has announced a restructuring of operating and marketing responsibilities within and between its current business segments.

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

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These factors include prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business;
and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors, including ongoing changes in environmental laws, regulations and policies which affect demand for QST Environmental's services; weather conditions; the extent and pace of development of competition for retail and wholesale customers; changes in technology;
third-party noncompliance with Year 2000 requirements; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments;
market supply and demand for environmental consulting, engineering and analytical services;
inflation; capital market conditions; and environmental protection and compliance costs.
All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.

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

Management continues to evaluate the impact of Year 2000 issues on the Company's computer software systems and operations. An outside consulting firm has been engaged by CILCO to assist in this process at the utility and is currently updating business impact analyses.
QST Enterprises has formed an internal project team to address Year 2000 issues for all entities within QST Enterprises (including QST
Environmental), and has completed a preliminary assessment. The Company currently believes it will be able to achieve Year 2000 compliance through a combination of modifications of certain existing programs and systems, and the replacement of others with new software that is Year 2000 compliant. A significant portion of these system replacements was initiated for business purposes rather than solely for Year
2000 compliance. Costs to modify existing programs and systems to be Year 2000 compliant are not deemed to be material to the Company.
However, if such modifications and conversions are not made, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.
In addition, management cannot predict the nature or impact on operations of third-party noncompliance with Year 2000 requirements.

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements.
CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On June 30, 1998, CILCORP had committed bank lines of credit of $60 million, of which $44.1 million was used.

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

The Company had $42 million of medium-term notes outstanding at June 30, 1998, of which $11.5 million was retired in July 1998. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $29.9 million for the six months ended June 30, 1998. Capital expenditures are anticipated to be approximately
$32.4 million for the remainder of 1998 and are estimated to be $58.5 million in 1999. Included in 1998 and 1999 capital expenditures are $17 million and $9.4 million, respectively, for information technology projects, which include replacement of existing computer software containing two-digit date fields which will not be able to distinguish the year 2000 from the year 1900. Modifications of existing programs will be expensed as incurred, while expenditures for programs replaced in their entirety will be capitalized.

CILCO retired $10,650,000 of medium-term notes in June 1997. Currently, CILCO does not plan to issue long-term debt during the remainder of 1998. CILCO intends to finance its 1998 and 1999 capital expenditures with funds provided by operations.

As of July 1, 1998, CILCO had committed bank lines of credit aggregating $40 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $20.4 million of commercial paper outstanding at June 30, 1998 and expects to issue commercial paper periodically throughout the remainder of 1998.

QST (Excluding QST Environmental)

Capital expenditures totaled approximately $5.3 million for the six months ended June 30, 1998, primarily for construction of fiber optic and other communications facilities by QST
Communications Inc. (QST Communications). Prior to closing the QST Communications stock sale, QST expects to fund approximately $1.3 million of capital expenditures at QST Communications during the third quarter of 1998 for expansion of its fiber optic system. (See Note 4.
Discontinued Operations.)  On May 22, the
Illinois Commerce Commission (ICC) ruled it did not have the authority to require Commonwealth
Edison to allow QST access to the Sears Tower distribution system. As a result, QST is currently evaluating its options, including potential appeals, related to this proposed cogeneration system for the Sears Tower.
Approximately $1 million has been capitalized to date for the project. QST does not plan to incur capital expenditures for this project during the remainder of 1998, and will write-off the amount capitalized to date should the project not proceed. Working capital balances decreased by $8.6 million during the second quarter of 1998. QST expects to finance working capital needs during the remainder of 1998 with funds provided by the Holding Company.

At June 30, 1998, QST had outstanding debt of $6 million, all of which was owed to the Holding
Company.

QST Environmental

For the six months ended June 30, 1998, QST
Environmental's expenditures for capital additions and improvements were approximately
$175,000.  Capital expenditures for the
remainder of 1998 are expected to be $.9 million, which includes the replacement of the existing accounting/project management system.
As a result, system modifications for Year 2000 compliance will be avoided.

QST Environmental has a line of credit with CILCORP under which it may borrow up to $15 million, depending upon the amount of QST
Environmental's receivables and fixed assets.
This line of credit expires in May 2000.  At
June 30, 1998, QST Environmental had borrowed
$10 million from CILCORP. Based upon its current receivables and fixed assets, QST Environmental has an additional $5 million available under this revolving line of credit.

CIM

At June 30, 1998, CIM had $37 million of outstanding debt owing to CILCORP. During 1997 and prior years, CIM committed to invest $16.6 million in affordable housing tax credit funds.
Through June 30, 1998, approximately
$11.8 million of these commitments had been funded. CIM expects to contribute approximately
$2.6 million in cash for these investments during the remainder of 1998, $1.2 million in 1999, and lesser amounts each year thereafter through 2006. These investments will be funded through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1998 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

At June 30, 1998, CVI had outstanding debt of
$1.5 million, borrowed from CILCORP. CVI expects to finance its activities and working capital needs during the remainder of 1998 with a combination of funds generated internally and with funds provided by CILCORP.


              Results of Operations

The following table summarizes net income of CILCO, QST, QST Environmental and Other
Businesses for the three months and six months ended June 30, 1998 and 1997.

                               Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                                 1998       1997      1998      1997
                                           (In thousands)
                                            (Unaudited)
Core Businesses:
CILCO
  Electric and gas utility
    operating income            $ 14,593  $ 14,382  $ 32,917  $ 33,579
  Utility other income and
    deductions                    (5,664)   (5,815)  (11,672)  (11,961)
  Preferred stock dividends
    of CILCO                        (797)     (811)   (1,599)   (1,597)
                                --------  --------  --------  --------
Total utility net income           8,132     7,756    19,646    20,021

QST net income (includes QST
  Communications)                 (8,622)   (1,373)  (11,843)   (2,264)
QST Environmental net income
  (loss)(includes ESE Land)          199      (140)     (202)   (1,069)
                                --------  --------  --------  --------
Total core business income
  (loss)                            (291)    6,243     7,601    16,688

Other businesses net loss           (397)     (426)     (595)   (1,152)
                                --------  --------  --------  --------
Consolidated net income (loss)
  available to common
  shareholders                  $   (688) $  5,817  $  7,006  $ 15,536
                                ========  ========  ========  ========



CILCO Electric and Gas Operations

The following table summarizes the components of CILCO electric and gas operating income for the three months and six months ended June 30, 1998 and 1997.

Components of Electric and      Three Months Ended   Six Months Ended
Gas Operating Income                 June 30,            June 30,
                                  1998      1997       1998     1997
                                          (In thousands)
                                            (Unaudited)
Electric revenue:
  Electric retail               $ 83,375  $ 77,649  $156,732  $146,988
  Sales for resale                 4,929     3,362    10,750     7,315
                                --------  --------  --------  --------
    Total electric revenue        88,304    81,011   167,482   154,303
                                --------  --------  --------  --------
Electric cost of sales:
  Cost of fuel                    21,135    22,016    45,477    43,743
  Purchased power                  8,178     4,042    12,852     8,146
  Revenue taxes                    4,061     3,312     8,378     6,912
                                --------  --------  --------  --------
    Total electric cost
      of sales                    33,374    29,370    66,707    58,801
                                --------  --------  --------  --------
Electric gross margin             54,930    51,641   100,775    95,502
                                --------  --------  --------  --------
Gas revenue:
  Sale of gas                     26,812    29,016    95,092   119,483
  Transportation services          1,498     1,493     3,120     3,529
                                --------  --------  --------  --------
     Total gas revenue            28,310    30,509    98,212   123,012
                                --------  --------  --------  --------
Gas cost of sales:
  Cost of gas                     13,534    13,136    54,156    74,803
  Revenue taxes                    1,600     1,243     5,092     4,809
                                --------  --------  --------  --------
     Total gas cost of sales      15,134    14,379    59,248    79,612
                                --------  --------  --------  --------
Gas gross margin                  13,176    16,130    38,964    43,400
                                --------  --------  --------  --------
Electric and gas operating
 expenses
  Other operation and
    maintenance                   30,876    29,885    57,693    56,149
  Depreciation and
    amortization                  15,754    15,394    31,509    30,787
  Income and other taxes           6,883     8,110    17,620    18,387
                                --------  --------  --------  --------
     Total electric and gas
        operating expenses        53,513    53,389   106,822   105,323
                                --------  --------  --------  --------
Electric and gas operating
  income                        $ 14,593  $ 14,382  $ 32,917  $ 33,579
                                ========  ========  ========  ========


Electric gross margin increased 6% for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. Retail kilowatt hour (Kwh) sales increased 8% for the quarter and 4% for the six months ended June 30, 1998. Residential sales increased 2% for the quarter and decreased
2% for the six months ended June 30, 1998, compared to the same periods in 1997.
Commercial sales increased 4% for the quarter and six months ended June 30, 1998 due, in part, to an increase in the number of commercial customers. Industrial sales increased 16% and 9%, respectively, for the quarter and six months ended June 30, 1998. CILCO industrial sales through April 1998 were negatively impacted by customers switching to off-system suppliers under CILCO's Power Quest program (see Part II.
Item 5:  Other Information, Power Quest Electric
Pilot Programs).

Sales for resale increased 47% during the quarter and the six months ended June 30, 1998, compared to the same periods in 1997, due to favorable market conditions. Sales for resale vary based on the energy requirements of neighboring utilities and power marketers,
CILCO's available capacity for bulk power sales and the price of power available for sale. In the future, CILCO expects increased competition and reduced margins in the sales for resale and purchased power markets.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected by deregulation and increased competition in the electric utility industry
(see Part II. Item 5:  Other Information,
Competition and Power Quest Retail Competition
Pilot Programs).

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel decreased 4% in the second quarter of 1998, compared to the same period in 1997, due primarily to a decrease in the cost of coal burned, partially offset by a 5% increase in generation. The cost of fuel increased 4% for the six months ended June 30, 1998 due to a 6% increase in generation, and a 2% increase in the cost of coal burned. Purchased power increased for the quarter and the six months ended June
30, 1998, compared to the same periods in 1997.
Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. The costs of purchased power for retail customers are passed through to those customers via the fuel adjustment clause (FAC). CILCO expects the wholesale power market to become increasingly competitive.

Gas gross margin decreased 18% for the second quarter and 10% for the six months ended June
30, 1998, compared to the same periods in 1997.
Residential sales volumes decreased 37% and 18%, respectively, for the quarter and six months ended June 30, 1998, primarily due to warmer weather. Commercial sales volumes decreased 20% and 10%, respectively, for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. Heating degree days were 41% lower for the quarter and 22% lower for the six months ended June 30, 1998, compared to the same periods in 1997. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services stayed constant and decreased 12% for the quarter and six months ended June 30, 1998, respectively, while gas transportation sales volumes increased
2% for the quarter and decreased 5% for the six months ended June 30, 1998, compared to the same periods in 1997.

The cost of gas increased 3% for the quarter ended June 30, 1998, compared to the same period in 1997, primarily due to higher natural gas prices. The cost of gas decreased 28% for the six months ended June 30, 1998, primarily due to lower natural gas prices from CILCO's suppliers in January and February.

Operation and maintenance expense increased 3% for the quarter and six months ended June 30, 1998, compared to the same periods in 1997. The increases were primarily due to increased electric distribution overhead line maintenance expense due to a severe storm on June 29, which affected power delivery to approximately half of CILCO's electric customers. Also contributing to the increase were scheduled maintenance outages at CILCO's E.D. Edwards generation facility and increased customer service costs related to the Customer Care Center which opened on June 30, 1997. These increases were partially offset by lower outside services costs and decreases in the actuarially-determined costs for pensions and post-employment benefits.

Depreciation and amortization expense increased 2% for the quarter and for the six months ended June 30, 1998, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Income and other taxes expense decreased for the quarter and six months ended June 30, 1998, primarily due to decreased deferred tax expense.


CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and six months ended June 30, 1998 and 1997.

Components of Other Income       Three Months Ended   Six Months Ended
  And Deductions and                  June 30,           June 30,
  Interest Expense                1998      1997      1998      1997
                                           (In thousands)
                                             (Unaudited)
Net interest expense            $ (5,395)  $ (5,504)  $(11,062)  $(11,198)
Income taxes                         642        625      1,339      1,295
Other                               (911)      (936)    (1,949)    (2,058)
                                --------   --------   --------   --------
   Other income (deductions)    $ (5,664)  $ (5,815)  $(11,672)  $(11,961)
                                ========   ========   ========   ========


QST (Excluding QST Environmental)

The following table summarizes the revenue and expenses for QST for the three months and six months ended June 30, 1998 and 1997.

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
Components of QST Net Loss       1998      1997       1998     1997
                                          (In thousands)
                                           (Unaudited)

Revenue:
Electric revenue               $ 38,988  $  1,844   $ 63,354  $  2,453
Gas revenue                      85,969    39,137    265,854    44,453
                               --------  --------   --------  --------
     Total revenue              124,957    40,981    329,208    46,906

Cost of sales:
Cost of electricity              49,912     2,173     74,278     2,763
Cost of gas                      86,096    38,853    268,183    43,935
                               --------  --------   --------  --------
     Total cost of sales        136,008    41,026    342,461    46,698
                               --------  --------   --------  --------
          Gross margin          (11,051)      (45)   (13,253)      208
                               --------  --------   --------  --------
Other expenses:
General and administrative        2,848     1,758      5,469     3,060
Depreciation and amortization       180        24        304        45
Interest                            (72)        8       (121)       98
                               --------  --------   --------  --------
     Total other expenses         2,956     1,790      5,652     3,203
                               --------  --------   --------  --------
Net loss before income taxes    (14,007)   (1,835)   (18,905)   (2,995)

     Income taxes                (5,556)     (728)    (7,499)   (1,188)
                               --------  --------   --------  --------

Net loss from continuing
  operations                     (8,451)   (1,107)   (11,406)   (1,807)

Loss from operations of
  discontinued business,
  net of tax                       (171)     (266)      (437)     (457)
                               --------  --------   --------  --------
QST net loss                   $ (8,622) $ (1,373)  $(11,843) $ (2,264)
                               ========  ========   ========  ========

QST Enterprises Inc. was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. Its initial focus through QST
Energy was to compete against energy suppliers participating in CILCO's Power Quest program.
After successfully competing for Power Quest program customers, QST Energy established and expanded the infrastructure required to supply energy to customers outside of the CILCO service territory, and currently has energy customers in Illinois, Pennsylvania, and California. QST
Energy competes against marketers, brokers and utility affiliates to provide energy and services to customers of utilities and other energy providers which offer, or will be required to offer, similar retail competition programs. The Company is currently reevaluating
QST's unregulated energy sales and marketing strategy, due to the uncertainties related to energy deregulation and the immaturity and illiquidity of energy markets, and has signaled its intention to focus on energy market growth opportunities in Illinois, de-emphasizing its out-of-state energy sales and marketing activities.

QST Energy's wholly-owned subsidiary, QST Energy
Trading Inc. (QST Trading), is a wholesale natural gas and electricity power marketer which purchases, sells and brokers energy and capacity at market-based rates to other marketers, including QST Energy, utilities and other customers. QST Energy and QST Trading currently have offices in Peoria, Chicago, Pittsburgh and Houston. In conjunction with the Company's reevaluation of QST's strategy, CILCORP announced its intention to cease QST's energy trading activities. CILCORP will continue to engage in energy trading activities primarily to serve retail energy customers and to fully utilize CILCO's generating capacity and other energy assets.

QST's revenue increased for the quarter and six months ended June 30, 1998, compared to the same periods in 1997, due to increased wholesale natural gas and electricity trading activity and QST Energy's participation in the Pennsylvania electric and gas pilots and the deregulated
California electric market. QST's electric retail gross margin increased by $212,000 and $261,000 for the quarter and the six months ended June 30, 1998, respectively, as compared to the same periods in 1997. This increase in electric margin is primarily due to participation in the Pennsylvania electric pilot programs and the deregulated California market.
Positive electric retail margin was offset by negative electric wholesale trading margin of $10.8 million and $10.9 million for the quarter and six months ended June 30, 1998, respectively, as the result of an unprecedented, sudden increase in wholesale electricity prices during the week of June 22, 1998. In view of the extreme and unprecedented volatility in electricity supply and pricing in the second quarter, QST decided to close its trading positions for the remainder of the summer to avoid further adverse price movements. The impact on wholesale electric gross margin of closing the summer positions was recognized during the second quarter.

Natural gas revenues increased approximately $47 million and $222 million during the quarter and six months ended June 30, 1998, respectively, as compared to the same periods in 1997, due primarily to increased wholesale gas trading activity. Negative natural gas gross margin contributed approximately $.1 million and $1.4 million on an after-tax basis to QST's net loss for the quarter and six months ended June 30, 1998, respectively. The negative gas gross margin was primarily due to wholesale natural gas sales and trading transactions by QST
Trading. During the first quarter of 1998, wholesale gas trading losses on an after-tax basis were approximately $1.3 million as wholesale gas positions taken in 1997 settled.
For the quarter and six months ended June 30, 1997, natural gas gross margin was positive and contributed approximately $.2 million and $.3 million, respectively, to QST's earnings on an after-tax basis.

QST's general and administrative expenses have increased for the quarter and six months ended
June 30, 1998, compared to the same periods in 1997, due to the increase in the number of QST employees to support the growth in the retail and wholesale operations. Net operating losses are expected to continue in the near term as QST reevaluates its unregulated energy sales and marketing strategy.

Results for QST Communications are being reported as discontinued operations in the statements of income. Prior year amounts have been reclassified on a basis consistent with the 1998 presentation (see Note 4.
Discontinued Operations).


QST Environmental Operations

The following table summarizes environmental and engineering services revenue and expenses for the three months and six months ended June 30, 1998 and 1997.

Components of QST             Three Months Ended   Six Months Ended
  Environmental Net Income         June 30,             June 30,
                                1998      1997     1998       1997
                                          (In thousands)
                                           (Unaudited)
Revenue:
Environmental and engineering
  services revenue              $18,596   $18,245   $36,062   $35,838
Direct non-labor project costs    7,795     5,911    14,658    11,911
                                -------   -------   -------   -------
   Net revenue                   10,801    12,334    21,404    23,927
                                -------   -------   -------   -------
Expenses:
Direct salaries, indirect
  salaries and related benefits   5,319     6,463    10,971    12,987
General and administrative        4,246     5,255     8,893    10,355
Depreciation and amortization       673     1,007     1,368     2,070
                                -------   -------   -------   -------
   Operating expenses            10,238    12,725    21,232    25,412
                                -------   -------   -------   -------
Interest expense                    207       118       455       260
                                -------   -------   -------   -------
Income (loss) before income
  taxes                             356      (509)     (283)   (1,745)
Income taxes expense (benefit)      157      (116)      (81)     (521)
                                -------   -------   -------   -------
Net income (loss) from
  continuing operations             199      (393)     (202)   (1,224)
Income from operations of
  discontinued business              --       253        --       155
                                -------   -------   -------   -------
   QST Environmental net
     income (loss)              $   199   $  (140)  $  (202)  $(1,069)
                                =======   =======   =======   =======

QST Environmental's quarterly results have been affected by such factors as project delays, which may be caused by delays in regulatory agency approvals or client considerations; the level of subcontractor services;
weather, which may limit the amount of time QST
Environmental's professionals have in the field;
and increased competition in all aspects of the business.

QST Environmental's net revenues decreased by $1.5 million, or 12%, for the second quarter and by $2.5 million, or 11%, for the six months ended June 30, 1998, compared to the same periods in 1997. The net revenue decreases for these periods resulted primarily from reduced laboratory revenues as a result of the sale of the Peoria Laboratory and reduced business volume in the remaining Gainesville Laboratory.
Consulting revenues for the quarter and six months ended June 30, 1998 decreased by approximately $1 million compared to the corresponding periods in 1997.

Direct salaries, indirect salaries and related benefits decreased by $1.1 million, or 18%, for the second quarter and by $2 million, or 16%, for the six months ended June 30, 1998, compared to the same periods in 1997. Salary costs include salaries and related fringe benefits, including employer-paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. This decrease was primarily due to a planned reduction in the number of laboratory and other technical staff to match decreased levels of business activity.

General and administrative expenses decreased by $1 million, or 19%, for the three months ended
June 30, 1998, and decreased by $1.4 million, or 14%, for the six months ended June 30, 1998, compared to the same periods in 1997.
General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; office supply expenses; and corporate administrative expenses. The decreases for these periods resulted from efforts to control administrative and marketing costs, including lower general and administrative salaries and related benefits expense.

In the fourth quarter of 1997, QST Environmental wrote off $22.6 million of unamortized goodwill.
Consequently, no amortization is recorded in the quarter ended June 1998. Depreciation expense declined $.3 million due primarily to an increase in fully-depreciated assets coupled with reduced capital expenditures.

In November 1997, QST Environmental sold substantially all the assets of ESE Land for $9.5 million in cash and residual interests in three newly-formed limited liability corporations. These activities are shown as discontinued operations in the statements of income. Interest expense increased because, as a result of the ESE Land sale, a portion of interest costs is no longer capitalized.

QST Environmental will continue to position itself to take advantage of new market opportunities. Due to the labor intensive nature of QST Environmental's business, it has the ability to adjust staffing levels to recognize changing business conditions. QST
Environmental had 524 full-time equivalent employees at June 30, 1998, compared to 636 employees at June 30, 1997. To better utilize
QST Environmental's resources as part of CILCORP's commitment to efficiently market non-regulated energy and related services, QST
Environmental became a subsidiary of QST effective October 29, 1996. QST Environmental's future business activity and profitability will continue to be impacted by the level of demand for its services, which is affected by government funding levels, the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal, and clean-up of hazardous wastes. The market for QST
Environmental's services is highly competitive;
no single entity currently dominates the environmental consulting and engineering services marketplace.


Other Businesses Operations

The following table summarizes the components of Other Businesses losses for the three months and six months ended June 30, 1998 and 1997.

Components of Other Businesses     Three Months Ended   Six Months Ended
  Net Income (Loss)                     June 30,            June 30,
                                    1998      1997      1998      1997
                                             (In thousands)
                                               (Unaudited)
Revenue:
  Other revenue                   $ 4,820   $ 2,089   $10,015   $ 4,889
                                  -------   -------   -------   -------
Expenses:
  Operating expenses                4,084     2,109     8,647     5,741
  Depreciation and amortization        49        48        97        96
  Interest expense                  1,953     1,238     3,547     2,395
  Income and other taxes             (869)     (880)   (1,681)   (2,191)
                                  -------   -------   -------   -------
  Total expenses                    5,217     2,515    10,610     6,041
                                  -------   -------   -------   -------
Other businesses net loss         $  (397)  $  (426)  $  (595)  $(1,152)
                                  =======   =======   =======   =======

Other revenues increased 131% for the three months ended and 105% for the six months ended June 30, 1998, primarily due to increased CVI gas marketing revenue.

Operating expenses increased for the quarter and six months ended June 30, 1998, compared to the corresponding periods in 1997, primarily due to increased expenses related to the gas marketing program at CVI, while interest expense increased due to higher average debt balances.

The credit for income and other taxes decreased in the quarter and six months ended June 30, 1998, compared to the corresponding periods in 1997, primarily due to a smaller pre-tax loss.


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1997
Annual Report on Form 10-K (the "1997 Form 10-
K"), and "Note 2. Contingencies," herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

Item 5:  Other Information

Illinois Electric Deregulation

In December 1997, the Electric Service Customer
Choice and Rate Relief Law of 1997 (Customer
Choice Law) became effective.  The Customer
Choice Law began a nine-year transition process to a fully competitive market for electricity, with all customers being able to choose their electricity supplier by May 1, 2002.
(Transition charges may be collected through 2006.) The Customer Choice Law also requires residential rate base reductions which vary by utility. CILCO began its initial reduction in its residential base rates with a 2% decrease beginning August 1998. (Refer to the caption
"Competition" of the combined CILCORP/CILCO 1997
Form 10-K.)

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

The pilot program for CILCO's industrial electric customers ended as scheduled on April
30, 1998. The program allowed CILCO's largest industrial customers (those with peak loads of 10 megawatts or more) to secure all or part of their electric power requirements from suppliers other than CILCO. However, program participants' total purchases from other suppliers were limited to 50 megawatts (10% of CILCO's industrial load) or less at all times.
Participating customers began receiving
electricity under this Power Quest pilot in May
1996.

Seven of the eligible customers elected to participate in this pilot program. Caterpillar
Inc., with three eligible accounts, elected to form a strategic alliance with CILCORP and receive value-added energy and environmental products and services rather than taking its entire Power Quest allocation from suppliers other than CILCO. Caterpillar purchased all of its power from CILCO during the first year of the program. During the second year, Caterpillar purchased a portion of its Power
Quest allocation off-system and received a correspondingly-reduced level of products and services under the strategic alliance.

Based on Power Quest participation levels by eligible industrial customers, CILCORP experienced a reduction of $2.1 million in pre-tax income for the first three months of 1998
(including electric margin lost by CILCO, CVI costs associated with the Caterpillar alliance, and QST margin on sales to Power Quest industrial customers). Costs associated with the Caterpillar alliance are included in Other
Businesses Operations. CILCO has offset some of the profit margin lost under Power Quest with increased wholesale electric margin outside its service territory.

Six of the Power Quest industrial program participants have signed contracts for electric service with CILCO which extend 18 months or more beyond October 1, 1999, when they would have become eligible to select alternative suppliers.

In the other Power Quest electric program, CILCO designated six areas within its service territory as Open Access Sites for up to five years. Based on the current participation level of eligible customers, CILCO anticipates a reduction in pre-tax income of up to $1.3 million on an annual basis. Based upon participation levels by eligible commercial and residential customers, CILCORP experienced a reduction of $.5 million in pre-tax income for the first six months of 1998. Assuming the same
Power Quest participation level for all of 1998, CILCORP would experience a reduction to pre-tax income of $1.1 million in 1998.

CILCO's gas residential pilot program is a five-year program that allows residential gas customers located in sites designated by CILCO to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. This program did not have a material adverse impact on CILCO's financial position or results of operations for 1997 or the first six months of 1998, nor does management believe this program will have a material adverse impact on CILCO's future financial position or results of operations.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

    A Form 8-K was filed on June 29, 1998 to disclose losses relating to wholesale electricity contracts at CILCORP's energy trading subsidiary.

    A Form 8-K was filed on July 28, 1998 to disclose the sale of the common stock of CILCORP's telecommunications subsidiary, QST Communications Inc.



                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CILCORP Inc.
                                                 (Registrant)



Date  August 12, 1998                            R. O. Viets
                                                 R. O. Viets
                                               President and
                                           Chief Executive Officer


Date  August 12, 1998                          T. D. Hutchinson
                                               T. D. Hutchinson
                                                  Controller

                    SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CENTRAL ILLINOIS LIGHT COMPANY
                                                 (Registrant)



Date  August 12, 1998                          T. S. Romanowski
                                               T. S. Romanowski
                                           Vice President and Chief
                                              Financial Officer


Date  August 12, 1998                          T. D. Hutchinson
                                               T. D. Hutchinson
                                            Controller and Manager
                                                of Accounting