Form 10-Q
period 1998-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1998-11-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended September 30, 1998

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
                      Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CILCORP Inc.    Common stock, no par value,
                shares outstanding at September 30, 1998        13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at September 30, 1998      13,563,871



                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                INDEX


PART I.   FINANCIAL INFORMATION
                                                         Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                    3-4

            Consolidated Statements of Income              5-6

            Consolidated Statements of Cash Flows          7-8

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                   9-10

            Consolidated Statements of Income              11

            Consolidated Statements of Cash Flows         12-13

          Notes to Consolidated Financial Statements      14-17
               CILCORP Inc. and Central Illinois Light Company

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations           18-31
            CILCORP Inc. and Central Illinois Light Company

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                 31

Item 5:   Other Information                               31-32

Item 6:   Exhibits and Reports on Form 8-K                  33

Signatures                                                34-35

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)


                                             September 30,  December 31,
                                                 1998         1997
ASSETS                                        (Unaudited)
Current assets:
Cash and temporary cash investments          $    7,757   $   10,576
Receivables, less reserves of
  $2,853 and $2,454                              98,498      141,234
Accrued unbilled revenue                         26,977       38,775
Fuel, at average cost                             4,988        7,816
Materials and supplies, at
  average cost                                   15,066       13,685
Gas in underground storage, at
  average cost                                   23,947       22,666
Prepayments and other                            10,500       10,971
                                             ----------   ----------
   Total current assets                         187,733      245,723
                                             ----------   ----------
Investments and other property:
Investment in leveraged leases                  144,972      146,458
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $47,976 and $42,898             2,161        2,399
Other investments                                17,321       18,675
                                             ----------   ----------
   Total investments and other
     property                                   164,454      167,532
                                             ----------   ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                   1,234,565    1,213,585
   Gas                                          407,189      401,870
                                             ----------   ----------
                                              1,641,754    1,615,455
Less - accumulated provision for
  depreciation                                  811,334      769,792
                                             ----------   ----------
                                                830,420      845,663
Construction work in progress                    36,577       21,550
Other, net of depreciation                       15,461       22,188
                                             ----------   ----------
   Total property, plant and
       equipment                                882,458      889,401
                                             ----------   ----------
Other assets                                     41,984       32,163
                                             ----------   ----------
   Total assets                              $1,276,629   $1,334,819
                                             ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)


                                             September 30,   December 31,
                                                 1998          1997
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)
Current liabilities:
Current portion of long-term debt             $       --  $   22,185
Notes payable                                     83,107      62,150
Accounts payable                                  87,177     132,286
Accrued taxes                                      6,397       2,810
Accrued interest                                   5,069       9,473
Purchased gas adjustment
  over-recoveries                                    288       1,666
Other                                              7,179      19,798
                                              ----------  ----------
    Total current liabilities                    189,217     250,368
                                              ----------  ----------
Long-term debt                                   298,567     298,528
                                              ----------  ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes                236,787     241,013
Regulatory liability of regulated
  subsidiary                                      56,514      56,807
Deferred investment tax credits                   19,868      21,117
Other                                             52,400      48,273
                                              ----------  ----------
    Total deferred credits and
       other liabilities                         365,569     367,210
                                              ----------  ----------
Preferred stock of subsidiary                     66,120      66,120
                                              ----------  ----------
Stockholders' equity:
Common stock, no par value;
  authorized 50,000,000 shares -
  outstanding 13,610,680 shares                  192,567     192,567
Retained earnings                                163,913     159,350
Accumulated other comprehensive
  income                                             676         676
                                              ----------  ----------
    Total stockholders' equity                   357,156     352,593
                                              ----------  ----------
    Total liabilities and
       stockholders' equity                   $1,276,629  $1,334,819
                                              ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC AND SUBSIDIARIES
                  Consolidated Statements of Income
                           (In thousands)*
                             (Unaudited)
                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                 1998      1997      1998      1997
Revenue:
Electric utility              $115,236  $104,336  $282,718  $258,639
Gas utility                     21,270    19,019   119,482   142,031
Non-regulated energy and
 energy services               123,575    83,861   452,783   130,932
Environmental and
 engineering services           14,760    19,392    50,822    55,230
Other business                   4,637     1,695    14,652     6,585
                              --------  --------  --------  --------
   Total                       279,478   228,303   920,457   593,417
                              --------  --------  --------  --------
Operating expenses:
Fuel for generation and
 purchased power                85,235    40,806   217,515    95,458
Gas purchased for resale        86,264    84,137   408,603   202,875
Other operations and maint.     48,148    49,461   154,100   149,439
Depreciation and amortization   17,399    16,530    51,032    49,888
Taxes, other than income taxes  10,342     8,789    31,267    28,177
                              --------  --------  --------  --------
   Total                       247,388   199,723   862,517   525,837
                              --------  --------  --------  --------
Fixed charges and other:
Interest expense                 7,606     6,876    22,698    20,882
Preferred stock dividends of
  subsidiary                       797       818     2,396     2,415
Allowance for funds used
  construction                     (14)      (10)      (20)     (128)
Other                              212       252       745       824
                              --------  --------  --------  --------
   Total                         8,601     7,936    25,819    23,993
                              --------  --------  --------  --------
Income from continuing oper.
  before income taxes           23,489    20,644    32,121    43,587
Income taxes                     8,805     7,622     9,994    14,727
                              --------  --------  --------  --------
   Net income from
     continuing operations      14,684    13,022    22,127    28,860
Income (loss) from operations
  of discontinued business,
  net of tax of ($176), $41,
  ($463), and ($152)              (267)       52      (704)     (250)
Gain on sale of assets of
  discontinued business,
  net of tax of $5,425           8,252        --     8,252        --
                              --------  --------  --------  --------
   Net income                   22,669    13,074    29,675    28,610
Other comprehensive income          --        --        --        --
                              --------  --------  --------  --------
Comprehensive income          $ 22,669  $ 13,074  $ 29,675  $ 28,610
                              ========  ========  ========  ========
Average common shares
  outstanding - basic           13,611    13,611    13,611    13,611
                              ========  ========  ========  ========
Earnings per common
 share - basic
   Continuing operations      $   1.08  $    .96  $   1.63  $   2.12
   Discontinued operations         .59        --       .55      (.02)
                              --------  --------  --------  --------
     Net income per common
       share - basic          $   1.67  $    .96  $   2.18  $   2.10
                              ========  ========  ========  ========
Average common shares
  outstanding - diluted         13,694    13,611    13,694    13,611
                              ========  ========  ========  ========
Earnings per common
 share - diluted
   Continuing operations      $   1.07  $    .96  $   1.62  $   2.12
   Discontinued operations         .59        --       .55      (.02)
                              --------  --------  --------  --------
Net income per common
       share - diluted        $   1.66  $    .96  $   2.17  $   2.10
                              ========  ========  ========  ========
Dividends per common share    $   .615  $   .615  $  1.845  $  1.845
                              ========  ========  ========  ========

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                   1998      1997
Cash flows from operating activities:
Net income before preferred dividends            $ 24,523  $ 31,275
                                                 --------  --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash lease income and investment income      (5,155)  (11,844)
  Cash receipts in excess of debt service
    on leases                                       6,838        39
  Depreciation and amortization                    50,607    49,887
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net    (5,850)   (4,784)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and
    accrued unbilled revenue                       54,805    10,949
  Decrease in inventories                             166     1,937
  (Decrease) increase in accounts payable         (46,088)    2,179
  Increase (decrease) in accrued taxes              3,762    (3,979)
  (Increase) decrease in other assets              (9,799)    4,465
  Decrease in other liabilities                   (14,344)  (10,154)
                                                 --------  --------
  Total adjustments                                34,942    38,695
                                                 --------  --------
  Net cash provided by operating activities
    from continuing operations                     59,465    69,970
                                                 --------  --------
  Net cash provided (used) by operating
    activities of discontinued operations             226    (2,546)
                                                 --------  --------
  Cash flow from operations                        59,691    67,424
                                                 --------  --------
Cash flows from investing activities:
Additions to plant                                (47,418)  (33,005)
Proceeds from sale of discontinued operations      20,000        --
Other                                                (689)   (5,362)
                                                 --------  --------
  Net cash used by investing activities
    from continuing operations                    (28,107)  (38,367)
                                                 --------  --------
  Net cash used by investing activities
    from discontinued operations                   (5,706)   (2,737)
                                                 --------  --------
  Cash flow from investing activities             (33,813)  (41,104)
                                                 --------  --------
Cash flow from financing activities:
Net increase in short-term debt                    20,950    30,031
Decrease in long-term debt                        (22,139)  (23,011)
Common dividends paid                             (25,112)  (25,112)
Preferred dividends paid                           (2,396)   (2,415)
                                                 --------  --------
Cash flow from financing activities               (28,697)  (20,507)
Net (decrease) increase in cash and
  temporary cash investments:                      (2,819)    5,813
Cash and temporary cash investments
  at beginning of year:                            10,576     4,941
                                                 --------  --------
Cash and temporary cash investments at
  September 30                                   $  7,757  $ 10,754
                                                 ========  ========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                       $23,769  $ 26,219

   Income taxes                                    19,611    23,573

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                          September 30,  December 31,
ASSETS                                        1998           1997
                                            (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,234,565  $1,213,585
  Gas                                           407,189     401,870
                                             ----------  ----------
                                              1,641,754   1,615,455
  Less - accumulated provision
    for depreciation                            811,334     769,792
                                             ----------  ----------
                                                830,420     845,663
Construction work in progress                    36,577      21,550
Plant acquisition adjustments,
  net of amortization                               683       1,217
                                             ----------  ----------
     Total utility plant                        867,680     868,430
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $47,976 and $42,898)            2,036       2,399
Other                                             1,214       1,214
                                             ----------  ----------
     Total other property and
       investments                                3,250       3,613
                                             ----------  ----------
Current assets:
Cash and temporary cash investments                 714         698
Receivables, less reserves of
  $906 and $703                                  35,707      44,550
Accrued unbilled revenue                         20,188      31,248
Fuel, at average cost                             4,988       7,816
Materials and supplies,
  at average cost                                15,066      13,685
Gas in underground storage,
  at average cost                                23,208      22,118
Prepaid taxes                                     3,450       1,189
Other                                             9,029       6,331
                                             ----------  ----------
     Total current assets                       112,350     127,635
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               3,341       3,581
Unamortized debt expense                          1,892       2,019
Prepaid pension cost                                455         455
Other                                            21,005      16,922
                                             ----------  ----------
     Total deferred debits                       26,693      22,977
                                             ----------  ----------
Total assets                                 $1,009,973  $1,022,655
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                          September 30,  December 31,
CAPITALIZATION AND LIABILITIES                 1998          1997
                                            (Unaudited)
Capitalization:
Common shareholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661  $  185,661
Retained earnings                               139,206     146,405
Accumulated other comprehensive income              676         676
                                             ----------  ----------
        Total common shareholder's equity       325,543     332,742
Preferred stock without mandatory
  redemption                                     44,120      44,120
Preferred stock with mandatory redemption        22,000      22,000
Long-term debt                                  267,872     267,836
                                             ----------  ----------
         Total capitalization                   659,535     666,698
                                             ----------  ----------
Current liabilities:
Current maturities of long-term debt                 --      10,650
Notes payable                                    37,900      21,300
Accounts payable                                 40,229      44,844
Accrued taxes                                     6,041       2,593
Accrued interest                                  5,262       9,234
Purchased gas adjustment
  over-recoveries                                   288       1,666
Level payment plan                                   --       2,375
Other                                             4,714       4,670
                                             ----------  ----------
         Total current liabilities               94,434      97,332
                                             ----------  ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               134,934     139,274
Regulatory liability                             56,514      56,807
Deferred investment tax credit                   19,868      21,117
Capital lease obligation                          1,827       2,182
Other                                            42,861      39,245
                                             ----------  ----------
         Total deferred credits and
           other liabilities                    256,004     258,625
                                             ----------  ----------
Total capitalization and
  liabilities                                $1,009,973  $1,022,655
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                                Three Months Ended  Nine Months Ended
                                  September 30,        September 30,
                                1998      1997       1998      1997
Operating revenue:
Electric                      $115,236  $104,336  $282,718 $258,639
Gas                             21,270    19,019   119,482  142,031
                              --------  --------  -------- --------

Total operating revenues       136,506   123,355   402,200  400,670
                              --------  --------  -------- --------
Operating expenses:
Cost of fuel                    25,625    24,497    71,102   68,240
Cost of gas                      9,139     7,383    63,295   82,186
Purchased power                 10,831     7,889    23,683   16,035
Other operations and maint.     27,949    27,163    85,642   83,312
Depreciation and amortization   16,344    15,394    47,853   46,181
Income taxes                    12,046    10,369    23,872   22,685
Other taxes                      9,757     8,169    29,021   25,961
                              --------  --------  -------- --------
    Total operating expenses   111,691   100,864   344,468  344,600
                              --------  --------  -------- --------
Operating income                24,815    22,491    57,732   56,070
                              --------  --------  -------- --------
Other income and deductions:
Cost of equity funds capital.       --         2        --       33
Company-owned life insur., net    (333)     (252)     (745)    (824)
Other, net                         302      (267)      278     (371)
                              --------  --------  -------- --------
      Total other income and
        (deductions)               (31)     (517)     (467)  (1,162)
                              --------  --------  -------- --------
Income before interest expense  24,784    21,974    57,265   54,908
                              --------  --------  -------- --------
Interest expenses:
Interest on long-term debt       4,808     4,960    14,690   15,064
Cost of borrowed funds
  capitalized                      (14)       (7)      (20)     (95)
Other                              926       684     2,286    1,984
                              --------  --------  -------- --------
Total interest expense           5,720     5,637    16,956   16,953
                              --------  --------  -------- --------
Net income                      19,064    16,337    40,309   37,955
                              --------  --------  -------- --------
Dividends on preferred stock       797       818     2,396    2,415
                              --------  --------  -------- --------
Net income available for
  common stock                  18,267    15,519    37,913   35,540
                              --------  --------  -------- --------
Other comprehensive income          --        --        --       --
                              --------  --------  -------- --------
Comprehensive income          $ 18,267  $ 15,519  $ 37,913 $ 35,540
                              ========  ========  ======== ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                  Nine Months Ended
                                                    September 30,
                                                    1998    1997

Cash flows from operating activities:
Net income before preferred dividends            $ 40,309  $ 37,956

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                   48,386    46,714
   Deferred income taxes, investment tax
     credit and regulatory liability, net          (5,883)   (5,302)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                  8,843     9,319
   Decrease in fuel, materials and supplies,
     and gas in underground storage                   357     1,925
   Decrease in unbilled revenue                    11,060    12,025
   Decrease in accounts payable                    (4,615)   (4,433)
Decrease in accrued taxes and
  interest                                           (523)   (7,875)
Capital lease payments                                484       484
(Increase) decrease in other current assets        (4,959)      756
Decrease in other current
  liabilities                                      (3,710)   (3,577)
(Increase) decrease in other non-current assets    (2,140)    4,135
Increase in other non-current liabilities           3,291       603
                                                 --------  --------
  Net cash provided by operating activities        90,900    92,730
                                                 --------  --------
Cash flows from investing activities:
Capital expenditures                              (45,155)  (35,772)
Cost of equity funds capitalized                       --       (33)
Other                                              (3,687)   (4,880)
                                                 --------  --------
  Net cash used in investing activities           (48,842)  (40,685)
                                                 --------  --------
Cash flow from financing activities:
Common dividends paid                             (45,112)  (31,111)
Preferred dividends paid                           (2,396)   (2,415)
Long-term debt retired                            (10,650)  (20,000)
Payments on capital lease obligation                 (484)     (484)
Short-term borrowing                               16,600     2,300
                                                 --------  --------
  Net cash used in financing activities           (42,042)  (51,710)
                                                 --------  --------
Net increase in cash and temporary
  cash investments                                     16       335

Cash and temporary cash investments at
  beginning of year                                   698     1,662
                                                 --------  --------
Cash and temporary cash investments at
  September 30                                   $    714  $  1,997
                                                 ========  ========


Supplemental disclosures of cash
  flow information:

Cash paid during the period for:

   Interest (net of cost of borrowed
     funds capitalized)                          $ 21,623  $ 22,267
   Income taxes                                    28,655    32,099

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc. (ESE), and CILCORP's other subsidiaries after elimination of significant intercompany transactions. Formerly a CILCORP first-tier subsidiary, ESE became a subsidiary of QST effective October 29, 1996. Effective June 1, 1997, ESE began operating under the name QST Environmental Inc. (QST Environmental). CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP is currently reevaluating its sales and marketing strategy for QST Energy Inc.(QST Energy), a subsidiary of QST, due to the uncertainties related to energy deregulation and the immaturity and illiquidity of competitive energy markets. In June 1998, QST Energy Trading Inc. (QST Trading), a QST Energy subsidiary, incurred after-tax losses relating to wholesale electricity contracts of approximately $6.6 million. These losses were primarily the result of an unprecedented, sudden increase in electricity prices during the week of June 22. As a part of this strategic reevaluation, CILCORP is restructuring operating and marketing responsibilities within and among its current business segments. The Company will focus on energy operations within Illinois and consequently, reduce the scope of its energy trading operations. QST completed the sale of substantially all of the assets of ESE Land Corporation, a subsidiary of QST Environmental, in the fourth quarter of 1997. In addition, QST completed the sale of its subsidiary, QST Communications Inc., in the third quarter of 1998. Therefore, results of both ESE Land Corporation and QST Communications Inc. are being reported as discontinued operations. Prior year amounts have been reclassified on a basis consistent with the 1998 presentation.

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

NOTE 2.  Contingencies

Gas Manufacturing Plant Sites

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within CILCO's present gas service territory. The purpose of the investigations is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites.

During the nine months ended September 30, 1998, CILCO paid approximately $1 million to outside parties for former gas manufacturing plant site monitoring, remediation and legal fees, and expects to spend approximately $.8 million during the remainder of 1998. A $4 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur and recover in the future. Coal tar remediation costs incurred through September 1998 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through September 30, 1998, CILCO has recovered approximately $5.5 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO's Union Contracts

The International Brotherhood of Electrical Workers Local 51 (IBEW) ratified its current agreement on October 10, 1997. The current contract expires on July 1, 2000. The IBEW represents approximately 391 CILCO gas and electric department employees. The International Brotherhood of Firemen and Oilers Local 8 (IBF&O), ratified the Company's contract proposal on October 23, 1998. CILCO's contract with the IBF&O expired on July 1, 1998, and the IBF&O membership had been working without a contract since that time. The new contract expires on July 1, 2001. The IBF&O represents approximately 202 CILCO power plant employees.

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

On January 27, 1997, CILCO intervened in a proceeding pending before the Federal Energy Regulatory Commission (FERC), to challenge the validity of the power agreements with CIPS because of CIPS' failure to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an order issued on October 15, 1997, FERC rejected the challenge to the validity of the agreements and denied CILCO's request for an open season. However, CIPS was ordered to file the agreements with FERC, and FERC on its own motion initiated a separate proceeding to investigate the terms of the agreements. Hearings in that proceeding have concluded, and the parties are currently awaiting the order of the administrative law judge. CILCO has asked FERC to assess penalties against CIPS under FERC's rules for CIPS' failure to file the contracts as required. FERC has not yet made a final ruling on this issue. FERC's order also failed to address certain contract issues raised by CILCO. FERC denied rehearing of that order on February 3, 1998, and CILCO has appealed to the United States Court of Appeals for the District of Columbia Circuit for a review of FERC's orders concerning the CIPS contract. CILCO cannot predict how FERC or the Court will ultimately rule on the issues in these two cases.

NOTE 4.  Discontinued Operations

ESE Land Corporation

In November 1997, QST Environmental Inc. sold substantially all of the assets of its wholly-owned subsidiary, ESE Land Corporation, for $9.5 million in cash and residual interests in three newly-formed limited liability corporations valued at $5.962 million, resulting in an after-tax gain of approximately $2.7 million. Accordingly, the activities are shown as discontinued operations on the income statement. Prior year financial statements have been reclassified to conform to the current year presentation.

QST Communications Inc.

On August 21, 1998, QST sold the common equity of its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications Inc., to McLeodUSA Telecommunications Services, Inc., for $20 million in cash and stock options valued at $5.5 million, resulting in an after-tax gain of approximately $8.3 million. Accordingly, the activities of this subsidiary are shown as discontinued operations on the income statement. Prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 5.  Financial Instruments and Price Risk Management

As of September 30, 1998, QST had open derivative financial instruments representing hedges of natural gas sales of 5.7 Bcf and natural gas purchases and inventories of 5.6 Bcf for commitments through 1998. The net deferred gain on these derivatives as of September 30, 1998, was approximately $.2 million. The net loss reflected in operating results arising from financial instruments entered into by QST for hedging and trading purposes was $1.9 million for the nine months ended September 30, 1998.

NOTE 6.  New Accounting Pronouncements

AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. This SOP provides guidance on both the accounting for the costs of software developed or obtained for internal use and the determination of whether computer software is for internal use. This SOP applies to all non-governmental entities and is effective for financial statements beginning after December 15, 1998. The Company does not expect this SOP to have a material effect on its financial position, results of operations or cash flows.

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

                                                    Nine Months Ended
                                                    September 30, 1998
                                                      (In thousands)

Income available to common shareholders                  $29,675

Weighted average number of common shares
  used in Basic Earnings Per Share                        13,611

Weighted number of dilutive potential common
  shares used in Diluted Earnings Per Share                   83

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997.
Restatement of nine months ended September 30, 1997 is not applicable as no potential common stock dilution occurred until the fourth quarter of 1997.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (CILCORP or the Company) is the parent of four first-tier subsidiaries: Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), CILCORP Investment Management Inc. (CIM), and CILCORP Ventures Inc. (CVI). The operations of CIM and CVI, combined with those of the holding company (Holding Company) itself, are collectively referred to herein as Other Businesses.

CILCO, the primary business subsidiary, is an electric and gas utility serving customers in central and east central Illinois.
CILCO's financial condition and results of operations are currently the principal factors affecting the Company's financial condition and results of operations.

QST, formed in December 1995, provides energy and energy-related services to retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy) which began operations in 1996. In June, QST Energy's subsidiary, QST Energy Trading Inc., incurred after-tax losses of approximately $6.6 million relating to wholesale electricity contracts following an unprecedented sudden increase in electricity prices. Subsequently, on June 29, 1998, CILCORP announced it was reevaluating its strategy for QST Energy, and indicated that the Company would focus on opportunities for profitable growth in Illinois, de-emphasizing energy trading activities at QST. In August, QST completed the sale of QST Communications Inc., a wholly-owned subsidiary which provides telecommunications services. QST's operations include those of QST Environmental Inc. (QST Environmental), a former first-tier CILCORP subsidiary which became a QST subsidiary effective October 29, 1996. QST Environmental's results are reported separately from QST's energy and discontinued telecommunications operations.

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

As part of the reevaluation of its sales and marketing strategy for QST Energy, CILCORP is restructuring operating and marketing responsibilities within and between its current business segments.

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

Some important factors could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. These factors include prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business; and increasing wholesale and retail competition in the electric and gas business. The business and profitability of CILCORP and its subsidiaries are also influenced by economic and geographic factors, including ongoing changes in environmental laws, regulations and policies which affect demand for QST Environmental's services; weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; third-party noncompliance with Year 2000 requirements; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; market supply and demand for environmental consulting, engineering and analytical services; inflation; capital market conditions; and environmental protection and compliance costs. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and to a significant degree are beyond the control of CILCORP and its subsidiaries.

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

Year 2000

Management continues to evaluate the impact of Year 2000 issues on the Company's computer software systems and operations. At CILCO, an information technology software evaluation began in 1996. Systems were reviewed, teams were formed, business cases were developed, and a schedule was created for the analysis of all application code and for the replacement or modification of those systems that were identified as obsolete and/or having potential Year 2000 (Y2K) issues. A Year 2000 team was established in March 1998, consisting of personnel from each operating division of CILCO. In conjunction with the formation of the Year 2000 team, an outside firm specializing in Year 2000 projects was retained in March 1998 to establish a Y2K project office and the overall Y2K project plans.
The project was divided into three phases as follows:

Phase I tasks included inventorying all present systems for embedded chips having potential Y2K issues, contacting all manufacturers of embedded chip devices for the Y2K status of said devices, identifying and surveying all critical suppliers, and inventorying all information technology hardware and software for analysis of Y2K problems. Phase I was completed in August 1998.

Phase II is currently in progress. This phase includes Y2K compliance testing of all suspect embedded chip devices identified in Phase I in the power plants, service centers, and business offices. In addition, outside consultants are evaluating all mainframe application code to identify specific instances of date problems in each application program. This effort is expected to be completed by November 30, 1998.

Phase III will include the upgrade/replacement and re-testing of embedded chip devices found not to be Y2K compliant during Phase II. This phase will also include upgrading all mainframe computer operating software to current Y2K compliant versions and defining Y2K contingency plans for each business unit. Computer application code that is determined to have Y2K date related problems during Phase II will be corrected. Testing of all applications which have undergone Y2K upgrades/modifications, testing of operating system software, and development and testing of contingency plans through simulation or actual tests, where practical, will complete Phase III. This effort is expected to be completed by May 1, 1999.

An estimated $2 million (historical and future costs) will be spent for embedded chip analysis, vendor management, application code scanning, remediation, testing and contingency planning at CILCO. Approximately $30.7 million will be spent prior to the year 2000 for system replacements or hardware upgrades initiated for business purposes other than solely Year 2000 compliance.

For non-utility subsidiaries, two major systems have been evaluated for Y2K problems. At QST Environmental, the BST Billing and Project Accounting System is being upgraded to a Y2K compliant version. This project is on schedule and targeted for implementation by January 1999. Replacement of this system will cost approximately $1 million. At the Holding Company, the Shareholder Records System has been upgraded to a new Y2K compliant version of the same system previously used. Installation has been completed, with Y2K testing scheduled for completion during fourth quarter 1998. Costs for this application upgrade were approximately $10,000.

Based upon the Company's current stage of completion of the Y2K project, it is not practical to predict the most likely remaining risks associated with the Y2K issue. However, the Company currently believes it will continue to remain on schedule and will be able to achieve Year 2000 compliance, as discussed above, through a combination of modifications of certain existing programs and systems, the replacement of others with new software that is Y2K compliant, and the development of contingency plans. If such modifications and conversions are not made, however, or are not made in a timely manner, the Year 2000 issue could have a material impact on the Company's operations. In addition, management cannot predict the nature or impact on operations of third-party noncompliance with Year 2000 requirements beyond the assurances given during critical vendor assessments.

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On September 30, 1998, CILCORP had committed bank lines of credit of $60 million, of which $45.2 million was used.

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

The Company had $30.5 million of medium-term notes outstanding at September 30, 1998, after retirement of $11.5 million in July 1998. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $45.2 million for the nine months ended September 30, 1998. Capital expenditures are anticipated to be approximately $16.7 million for the remainder of 1998 and are estimated to be $60.5 million in 1999. Included in 1998 and 1999 capital expenditures are $16.6 million and $11.4 million, respectively, for information technology projects.

CILCO retired $10.65 million of medium-term notes in June 1998.
CILCO does not plan to issue long-term debt during the remainder of 1998. CILCO intends to finance its 1998 and 1999 capital expenditures with funds provided by operations.

As of September 30, 1998, CILCO had committed bank lines of credit aggregating $45 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $37.9 million of commercial paper outstanding at September 30, 1998 and expects to issue commercial paper periodically throughout the remainder of 1998.

QST (Excluding QST Environmental)

Capital expenditures totaled approximately $7.6 million for the nine months ended September 30, 1998, including $5.7 million for construction of fiber optic and other communications facilities by QST Communications Inc. (See Note 4. Discontinued Operations) On May 22, the Illinois Commerce Commission (ICC) ruled it did not have the authority to require Commonwealth Edison to allow QST access to the Sears Tower distribution system to build a cogeneration system. On August 7, 1998, QST filed an appeal with the First District Appellate Court related to this ruling. Approximately $1 million has been capitalized to date for this project. Other than litigation costs, QST does not plan to incur capital expenditures for this project during the remainder of 1998, and will write-off all or a portion of the costs capitalized to date should the appeal fail and the project not proceed as planned. QST working capital balances increased by $22.4 million during the third quarter of 1998 due to an increase in accounts receivable and unbilled revenues due to QST Energy's business growth in California, and to a reduction in short-term debt due to the sale of QST Communications Inc. QST expects to finance working capital needs during the remainder of 1998 with funds provided by the Holding Company.

At September 30, 1998, QST Enterprises Inc. had no outstanding debt other than at QST Environmental.

QST Environmental

For the nine months ended September 30, 1998, QST Environmental's expenditures for capital additions and improvements were approximately $.6 million. Capital expenditures for the remainder of 1998 are expected to be $.3 million, which includes the replacement of the existing accounting/project management system.

QST Environmental has a line of credit with CILCORP under which it may borrow up to $15 million, depending upon the amount of QST Environmental's receivables and fixed assets. This line of credit expires in May 2000. At September 30, 1998, QST Environmental had borrowed $8 million from CILCORP. Based upon its current receivables and fixed assets, QST Environmental has an additional $7 million available under this revolving line of credit.

CIM

At September 30, 1998, CIM had $35 million of outstanding debt owing to CILCORP. During 1997 and prior years, CIM committed to invest $16.6 million in affordable housing tax credit funds. Through September 30, 1998, approximately $12.8 million of these commitments had been funded. CIM expects to contribute approximately $1.4 million in cash for these investments during the remainder of 1998, $1.4 million in 1999, and lesser amounts each year thereafter through 2006. These investments will be funded through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1998 with a combination of funds generated internally and with funds provided by CILCORP.

CVI

At September 30, 1998, CVI had outstanding debt of $1.3 million, borrowed from CILCORP. CVI expects to finance its activities and working capital needs during the remainder of 1998 with a combination of funds generated internally and with funds provided by CILCORP.

                        Results of Operations

The following table summarizes net income of CILCO, QST, QST
Environmental and Other Businesses for the three months and nine months ended September 30, 1998 and 1997.

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                   1998    1997        1998    1997
                                            (In thousands)
                                              (Unaudited)
CILCO
  Electric and gas utility
    operating income             $24,815   $22,491   $57,732  $56,070
  Utility other income and
    deductions                    (5,751)   (6,154)  (17,423) (18,115)
  Preferred stock dividends
    of CILCO                        (797)     (818)   (2,396)  (2,415)
                                 -------   -------   -------  -------
  Total utility net income        18,267    15,519    37,913   35,540
QST net loss from continuing
  operations                      (3,601)   (2,183)  (15,007)  (3,990)
QST Environmental net inc. (loss)
  from continuing operations         248        97        46   (1,127)

Other businesses net loss           (230)     (411)     (825)  (1,563)
                                 -------   -------   -------  -------
Consolidated net income from
  continuing operations           14,684    13,022    22,127   28,860
Gain on sale of assets of
  discontinued business and
  income (loss) from operations
  of discontinued business         7,985        52     7,548     (250)
                                 -------   -------   -------  -------
Consolidated net income available
  to common shareholders         $22,669   $13,074   $29,675  $28,610
                                 =======   =======   =======  =======


CILCO Electric and Gas Operations

The following table summarizes the components of CILCO electric and gas operating income for the three months and nine months ended
September 30, 1998 and 1997.

Components of Electric and    Three Months Ended   Nine Months Ended
  Gas Operating Income          September 30,        September 30,
                                1998      1997       1998    1997
                                           <In thousands)
                                            (Unaudited)
Electric revenue:
  Electric retail             $110,466  $ 96,878  $267,198 $243,866
  Sales for resale               4,770     7,458    15,520   14,773
                              --------  --------  -------- --------
     Total electric revenue    115,236   104,336   282,718  258,639
                              --------  --------  -------- --------
Electric cost of sales:
  Cost of fuel                  25,625    24,497    71,102   68,240
  Purchased power               10,831     7,889    23,683   16,035
  Revenue taxes                  6,006     4,863    14,384   11,775
                              --------  --------  -------- --------
     Total electric cost of
       sales                    42,462    37,249   109,169   96,050
                              --------  --------  -------- --------
Electric gross margin           72,774    67,087   173,549  162,589
                              --------  --------  -------- --------
Gas revenue:
  Sale of gas                   20,170    17,749   115,262  137,232
  Transportation services        1,100     1,270     4,220    4,799
                              --------  --------  -------- --------
     Total gas revenue          21,270    19,019   119,482  142,031

Gas cost of sales:
  Cost of gas                    9,139     7,383    63,295   82,186
  Revenue taxes                    954       508     6,046    5,317
                              --------  --------  -------- --------
     Total gas cost of sales    10,093     7,891    69,341   87,503
                              --------  --------  -------- --------
Gas gross margin                11,177    11,128    50,141   54,528
                              --------  --------  -------- --------
Electric and gas operating
  expenses
  Other operation and
     maintenance                27,949    27,163    85,642   83,312
  Depreciation and
     amortization               16,344    15,394    47,853   46,181
  Income and other taxes        14,843    13,167    32,463   31,554
                              --------  --------  -------- --------
     Total electric and gas
        operating expenses      59,136    55,724   165,958  161,047
                              --------  --------  -------- --------
Electric and gas operating
  income                      $ 24,815  $ 22,491  $ 57,732 $ 56,070
                              ========  ========  ======== ========

Electric gross margin increased 8% for the quarter and 7% for the nine months ended September 30, 1998, compared to the same periods in 1997. Retail kilowatt hour (Kwh) sales increased 14% for the quarter and 8% for the nine months ended September 30, 1998. Residential sales increased 16% for the quarter and 5% for the nine months ended September 30, 1998, compared to the same periods in 1997. Commercial sales increased 13% for the quarter and 7% for the nine months ended September 30, 1998. Cooling degree days were 26% and 37% higher, respectively, for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. Industrial sales increased 13% and 11% respectively, for the quarter and nine months ended September 30, 1998. Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest industrial program (see Part II. Item 5: Other Information, Power Quest Electric Pilot Programs).

Sales for resale decreased 36% during the quarter ended September 30, 1998, compared to the same period in 1997, due to lower available capacity for bulk sales due to increased native load demand resulting from warm weather. Sales for resale increased 5% for the nine months ended September 30, 1998, compared to the same period in 1997, due to favorable market conditions. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. In the future, CILCO expects increased activity in the sales for resale and purchased power markets.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales may also be affected for the near term by the remaining Power Quest pilot program, and in the long term by deregulation and increased competition in the electric utility industry (see Part II.
Item 5:  Other Information, Power Quest Electric Pilot Programs).

Substantially all of CILCO's electric generating capacity is coal-fired. The cost of fuel increased 5% in the third quarter of 1998, compared to the same period in 1997, due to an increase in generation offset by a decrease in the cost of coal burned. The cost of fuel increased 4% for the nine months ended September 30, 1998 due to a 6% increase in generation, offset by a 2% decrease in the cost of fuel burned. Purchased power increased for the quarter and the nine months ended September 30, 1998, compared to the same periods in 1997. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. The costs of purchased power for retail customers are passed through to those customers via the fuel adjustment clause (FAC).

Gas gross margin remained relatively constant for the third quarter and decreased 8% for the nine months ended September 30, 1998, compared to the same periods in 1997. Residential sales volumes remained relatively constant for the quarter and decreased 17% for the nine months ended September 30, 1998. Sales decreases were primarily due to warmer weather. Commercial sales volumes decreased 5% and 10%, respectively, for the quarter and nine months ended September 30, 1998, compared to the same periods in 1997. Heating degree days were 20% lower for the quarter and 22% lower for the nine months ended September 30, 1998, compared to the same periods in 1997. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services decreased 13% and 12% for the quarter and nine months ended September 30, 1998, respectively, while gas transportation sales volumes decreased 8% for the quarter and decreased 6% for the nine months ended September 30, 1998, compared to the same periods in 1997.

The cost of gas increased 24% for the quarter ended September 30, 1998, compared to the same period in 1997, primarily due to higher natural gas prices. The cost of gas decreased 23% for the nine months ended September 30, 1998, primarily due to lower natural gas prices from CILCO's suppliers in January and February 1998.

Operation and maintenance expense increased 3% for the quarter and for the nine months ended September 30, 1998, compared to the same periods in 1997. The increase for the quarter was mainly due to an increase in steam generation expenses arising from outages at CILCO's
E. D. Edwards generation facility. The increase for the nine months ended September 30, 1998 was primarily due to increased electric distribution overhead line maintenance expense due to a severe storm on June 29, which affected power delivery to approximately half of CILCO's electric customers. Also contributing to the increases were increased customer service costs related to the Customer Care Center which opened on June 30, 1997, and increased expenditures related to information technology activities. These increases were partially offset by lower outside services costs and decreases in the actuarially-determined costs for pensions and post-employment benefits.

Depreciation and amortization expense increased 6% for the quarter and 4% for the nine months ended September 30, 1998, reflecting additions and replacements of utility plant at costs in excess of the original cost of the property retired, and increased amortization associated with the implementation of new computer systems.

Income and other taxes expense increased for the quarter and for the nine months ended September 30, 1998, due to higher pre-tax operating income.

CILCO Other Income and Deductions and Interest Expense

The following table summarizes other income and deductions and interest expense for the three months and nine months ended September 30, 1998 and 1997.

Components of Other Income   Three Months Ended   Nine Months Ended
  and Deductions and Interest    September 30,      September 30,
  Expense                      1998       1997      1998     1997
                                          <In thousands)
                                           (Unaudited)
Net interest expense          $(5,696) $(5,621)  $(16,758) $(16,819)
Income taxes                      520      834      1,859     2,129
Other                            (575)  (1,367)    (2,524)   (3,425)
                              -------  -------   --------  --------
   Other income (deductions)  $(5,751) $(6,154)  $(17,423) $(18,115)
                              =======  =======   ========  ========

QST (Excluding QST Environmental)

The following table summarizes the revenue and expenses for QST for the three months and nine months ended September 30, 1998 and 1997.

                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
Components of QST Net Loss       1998      1997      1998     1997
                                           (In thousands)
                                             (Unaudited)
Electric:
Electric revenue               $ 46,926  $  8,140  $110,280  $ 10,593
Cost of electricity              48,940     8,421   123,218    11,184
                               --------  --------  --------  --------
     Electric gross margin       (2,014)     (281)  (12,938)     (591)
                               --------  --------  --------  --------
Gas:
Gas revenue                      76,649    75,658   342,503   120,111
Cost of gas                      77,124    76,754   345,307   120,689
                               --------  --------  --------  --------
     Gas gross margin              (475)   (1,096)   (2,804)     (578)
                               --------  --------  --------  --------
Other expenses:
General and administrative        3,295     2,229     8,765     5,290
Depreciation and amortization       205        28       509        72
Interest                            (21)      (12)     (143)       87
                               --------  --------  --------  --------
     Total other expenses         3,479     2,245     9,131     5,449
                               --------  --------  --------  --------
   Net loss before income
     taxes                       (5,968)   (3,622)  (24,873)   (6,618)

     Income tax benefit          (2,367)   (1,439)   (9,866)   (2,628)
                               --------  --------  --------  --------
Net loss from continuing
  operations                     (3,601)   (2,183)  (15,007)   (3,990)

Loss from operations of
 discontinued business,
 net of tax                        (267)     (102)     (704)     (559)
Gain on sale of assets of
 discontinued business, net
 of tax of $5,425                 8,252        --     8,252        --
                               --------  --------  --------  --------
QST net income (loss)          $  4,384 $  (2,285) $ (7,459) $ (4,549)
                               ========  ========  ========  ========

QST Enterprises Inc. (QST Enterprises) was formed in December 1995 to facilitate CILCORP's expansion into non-regulated energy and related services businesses. Its initial focus through QST Energy was to compete against energy suppliers participating in CILCO's Power Quest program. After successfully competing for Power Quest program customers, QST Energy established and expanded the infrastructure required to supply energy to customers outside of the CILCO service territory, and has energy customers in Illinois, Pennsylvania, and California. QST Energy competes against marketers, brokers and utility affiliates to provide energy and services to customers of utilities and other energy providers which offer, or will be required to offer, similar retail competition programs. Due to the uncertainties related to energy deregulation and the immaturity and illiquidity of energy markets, the Company is de-emphasizing QST's out-of-state energy sales and marketing activities and focusing on the Illinois energy market by consolidating some of QST Energy's assets and resources with those from CILCO.

As part of the strategy to de-emphasize out-of-state energy sales and marketing activities, QST Energy has sold approximately 25,000 residential, commercial, and industrial electric accounts in Pennsylvania to Exelon Energy, effective with customers' October meter readings. Effective October 1, approximately 3,800 gas customers in the Columbia Gas of Pennsylvania Choice Program have been assigned from QST Energy to United Gas Management, Inc. The proceeds from these sales were not material to QST Energy's results. QST Energy will complete its exit from the Pennsylvania market when it transfers 3,500 accounts within the city limits of Philadelphia to a new joint venture between Philadelphia Gas Works and a new partner, effective December 31, 1998. QST Energy is also evaluating alternatives related to its electric customers in California.

QST Energy's wholly-owned subsidiary, QST Energy Trading Inc. (QST Trading), is a wholesale natural gas and electric power marketer which purchases, sells and brokers energy and capacity at market-based rates to other marketers, including QST Energy, utilities and other customers. Since the Company's change in strategy, QST Trading's activities have been and will be primarily focused on balancing its physical and financial portfolio. However, due to the need to fulfill prior contracts and commitments, QST Trading may continue to receive revenues and incur expenses related to trading operations for the remainder of 1998 and a portion of 1999, and as a result, may continue to realize negative gross margins.

QST's electric revenues increased approximately $39 million and $100 million during the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. Physical delivery of electricity and electricity prices were greater in 1998 prior to the suspension of wholesale trading activities, compared to 1997. QST Energy revenues also increased due to its participation in the Pennsylvania electric pilots and the deregulated California electric market. QST's electric retail gross margin decreased by $1.7 million for the quarter ended September 30, 1998, compared to the same period in 1997, primarily due to transmission congestion problems in the deregulated California market and higher costs to procure electricity as the result of its suspension of wholesale trading operations. These conditions may remain while QST continues to serve its California electric retail customers. The $12.3 million decrease in electric margin for the nine months ended September 30, 1998, compared to the same period in 1997, was primarily the result of an unprecedented, sudden increase in wholesale electricity prices during the week of June 22, 1998. In view of the extreme and unprecedented volatility in electricity supply and pricing in the second quarter, QST decided to close its trading positions for the remainder of the summer to avoid further adverse price movements.
The impact on electric gross margin of closing the summer positions was recognized primarily in the second quarter.

Natural gas revenues increased approximately $1 million and $222 million during the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, due primarily to increased wholesale gas trading activity in 1998 prior to the suspension of trading activities. QST's negative natural gas gross margin decreased by $.6 million and increased by $2.2 million for the quarter and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997, primarily due to wholesale natural gas trading transactions. For the quarter and nine months ended September 30, 1998, negative wholesale natural gas margins were slightly offset by positive retail gas margins of $.1 million and $.3 million, respectively. Wholesale gas trading revenues and expenses will continue for the remainder of 1998 and a portion of 1999 as QST fulfills prior contracts and commitments.

QST's general and administrative expenses have increased $1.1 million and $3.5 million for the quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in general and administrative expenses for the third quarter of 1998, compared to the same period in 1997, was due to an increase in the number of QST employees to support the growth in the retail operations and to employee severance costs incurred at QST Trading. The increase in general and administrative expenses for the nine months ended September 30, 1998, compared to the same period in 1997, resulted from the increase in the number of QST employees to support the growth in the retail and wholesale operations. Net operating losses are expected to continue in the near term as QST de-emphasizes out-of-state energy sales and marketing activities.

Results for QST Communications are being reported as discontinued operations in the statements of income. Prior year amounts have been reclassified on a basis consistent with the 1998 presentation (see
Note 4. Discontinued Operations).

QST Environmental Operations

The following table summarizes environmental and engineering services revenue and expenses for the three months and nine months ended
September 30, 1998 and 1997.

Components of QST Environmental  Three Months Ended   Nine Months Ended
  Net Income                        September 30,      September 30,
                                   1998      1997       1998   1997
                                              (In thousands)
                                               (Unaudited)
Revenue:
Environmental and engineering
  services revenue               $14,760   $19,392   $50,822 $55,230
Direct non-labor project costs     4,661     7,652    19,319  19,563
                                 -------   -------   ------- -------
   Net revenue                    10,099    11,740    31,503  35,667
                                 -------   -------   ------- -------
Expenses:
Direct salaries, indirect salaries
  and related benefits             5,020     5,867    15,991  18,854
General and administrative         3,825     4,674    12,718  15,029
Depreciation and amortization        624       877     1,992   2,947
                                 -------   -------   ------- -------
   Operating expenses              9,469    11,418    30,701  36,830
                                 -------   -------   ------- -------
Interest expense                     193        21       648     281
                                 -------   -------   ------- -------
Income (loss) before income taxes    437       301       154  (1,444)
Income taxes expense (benefit)       189       204       108    (317)
                                 -------   -------   ------- -------
Net income (loss) from continuing
  operations                         248        97        46  (1,127)
Income from operations of
  discontinued business               --       154        --     309
                                 -------   -------   ------- -------
   QST Environmental net income
     (loss)                      $   248   $   251   $    46 $  (818)
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

QST Environmental's net revenues decreased by $1.6 million, or 14%, for the third quarter and by $4.2 million, or 12%, for the nine months ended September 30, 1998, compared to the same periods in 1997. The net revenue decreases for these periods resulted primarily from reduced laboratory revenues as a result of the sale of the Peoria Laboratory and reduced business volume in consulting and in the remaining Gainesville Laboratory. Consulting revenues for the quarter and nine months ended September 30, 1998 decreased by approximately $1.2 million and $2.3 million, respectively, when compared to the corresponding periods in 1997.

Direct salaries, indirect salaries and related benefits decreased by $.8 million, or 14%, for the third quarter and by $2.9 million, or 15%, for the nine months ended September 30, 1998, compared to the same periods in 1997. Salary costs include salaries and related fringe benefits, including employer-paid medical and dental insurance, payroll taxes, paid time off, and 401(k) contributions. This decrease was primarily due to a planned reduction in the number of laboratory and other technical staff to match decreased levels of business activity. QST Environmental is evaluating alternatives related to its Gainesville laboratory operations.

General and administrative expenses decreased by $.8 million, or 18%, for the three months ended September 30, 1998, and decreased by $2.3 million, or 15%, for the nine months ended September 30, 1998, compared to the same periods in 1997. General and administrative expenses include non-billable employee time devoted to marketing, proposals, supervision, and professional development; office supply expenses; and corporate administrative expenses. The decreases for these periods resulted from efforts to control administrative and marketing costs, including lower general and administrative salaries and related benefits expense.

In the fourth quarter of 1997, QST Environmental wrote off
$22.6 million of unamortized goodwill. Consequently, no goodwill amortization is recorded in the quarter and nine months ended September 30, 1998. Depreciation expense declined $.2 million for the three months ended September 30, 1998, compared to the same period in 1997, due primarily to increases in fully-depreciated assets coupled with reduced capital expenditures.

In November 1997, QST Environmental sold substantially all the assets of ESE Land for $9.5 million in cash and residual interests in three newly-formed limited liability corporations. These activities are shown as discontinued operations in the statements of income. Interest expense increased because, as a result of the ESE Land sale, a portion of interest costs is no longer capitalized.

QST Environmental will continue to position itself to take advantage of new market opportunities. Due to the labor-intensive nature of QST Environmental's business, it has the ability to adjust staffing levels to recognize changing business conditions. QST Environmental had 485 full-time equivalent employees at September 30, 1998, compared to 621 employees at September 30, 1997. QST Environmental's future business activity and profitability will continue to be impacted by the level of demand for its services, which is affected by government funding levels, the enforcement of various federal and state statutes and regulations dealing with the environment and the use, control, disposal, and clean-up of hazardous wastes. The market for QST Environmental's services is highly competitive; no single entity currently dominates the environmental consulting and engineering services marketplace.

Other Businesses Operations

The following table summarizes the components of Other Businesses losses for the three months and nine months ended September 30, 1998 and 1997.

Components of Other Businesses    Three Months Ended  Nine Months Ended
Net Income (Loss)                   September 30,       September 30,
                                   1998      1997     1998       1997
                                             (In thousands)
                                               (Unaudited)
Revenue:
   Other revenue                 $ 3,724   $ 1,923   $13,739  $ 6,812
                                 -------   -------   -------  -------
Expenses:
  Operating expenses               2,805     1,735    11,452    7,476
  Depreciation and amortization       48        48       145      144
  Interest expense                 1,632     1,222     5,179    3,617
  Income and other taxes            (531)     (671)   (2,212)  (2,862)
                                 -------   -------   -------  -------
  Total expenses                   3,954     2,334    14,564    8,375
                                 -------   -------   -------  -------
Other businesses net loss        $  (230)  $  (411)  $  (825) $(1,563)
                                 =======   =======   =======  =======

Other revenues increased 94% for the three months ended and 102% for the nine months ended September 30, 1998, primarily due to increased CVI gas marketing revenue.

Operating expenses increased for the quarter and nine months ended September 30, 1998, compared to the corresponding periods in 1997, primarily due to increased expenses related to the gas retail marketing program at CVI, while interest expense increased due to higher average debt balances.

The credit for income and other taxes decreased in the quarter and nine months ended September 30, 1998, compared to the corresponding periods in 1997, primarily due to a smaller pre-tax loss.

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

Item 5:  Other Information

Illinois Electric Deregulation

In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective. The Customer Choice Law began a nine-year transition process to a fully competitive market for electricity in Illinois, with all customers being able to choose their electricity supplier by May 1, 2002. (Transition charges may be collected through 2006.) The Customer Choice Law also requires residential base rate reductions which vary by utility. CILCO began its reduction in its residential base rates with an initial 2% decrease beginning August 1998. (Refer to the caption "Competition" of the combined CILCORP/CILCO 1997 Form 10-K.)

Power Quest Retail Competition Pilot Programs

In 1996, to lead the movement toward increased customer choice, CILCO began Power Quest, which consisted of two electric pilot retail competition programs and a natural gas pilot retail competition program. The programs offered greater choice to customers and provided the opportunity for CILCO and certain of its electric and natural gas customers to participate in a competitive business environment.

The pilot program for CILCO's industrial electric customers ended as scheduled on April 30, 1998. The program allowed CILCO's eight largest industrial customers (those with peak loads of 10 megawatts or more) to secure all or part of their electric power requirements from suppliers other than CILCO. However, program participants' total purchases from other suppliers were limited to 50 megawatts (10% of CILCO's industrial load) or less at all times. Participating customers began receiving electricity under this Power Quest pilot in May 1996.

Seven of the eligible customers elected to participate in this pilot program. Caterpillar Inc., with three eligible accounts, elected to form a strategic alliance with CILCORP and receive value-added energy and environmental products and services rather than taking its entire Power Quest allocation from suppliers other than CILCO. Based on Power Quest participation levels by eligible industrial customers, CILCORP experienced a reduction of $2.2 million in pre-tax income for the first nine months of 1998 (including electric margin lost by CILCO, CVI costs associated with the Caterpillar alliance, and QST margin on sales to Power Quest industrial customers). Costs associated with the Caterpillar alliance are included in Other Businesses Operations. CILCO has offset some of the profit margin lost under Power Quest with increased wholesale electric margin on sales outside its service territory.

Six of the Power Quest industrial program participants have signed contracts for electric service with CILCO which extend 18 months or more beyond October 1, 1999, when they would have become eligible to select alternative suppliers under the Customer Choice Law. CILCO personnel are exploring electric service contract terms with the remaining initially eligible customers and with other key industrial and commercial customers.

In the other Power Quest electric program, CILCO designated six areas within its service territory as Open Access Sites for up to five years. Based upon participation levels by eligible commercial and residential customers, CILCORP experienced a reduction of $.8 million in pre-tax income for the first nine months of 1998. Assuming the same Power Quest participation level for all of 1998, CILCORP would experience a reduction to pre-tax income of $1 million in 1998. Due to the passage of the Customer Choice Law, CILCO filed a request with the Illinois Commerce Commission on October 28, 1998, for approval to eliminate this program, effective May 1, 1999.

CILCO's gas residential pilot program is a five-year program that allows residential gas customers located in sites designated by CILCO to select their natural gas supplier, with CILCO continuing to provide distribution and metering services. Due to the design of CILCO's distribution tariffs, margin losses from customer participation in the program have been minimal. Consequently, this program did not have a material adverse impact on CILCO's financial position or results of operations for 1997 or the first nine months of 1998. Management further believes this program will not have a material adverse impact on CILCO's future financial position or results of operations.

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



                                                  CILCORP Inc.
                                                  (Registrant)



Date  November 10, 1998
                                                  R. O. Viets
                                                  R. O. Viets
                                             President and Chief
                                              Executive Officer



Date  November 10, 1998
                                               T. D. Hutchinson
                                               T. D. Hutchinson
                                                   Controller

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  November 10, 1998
                                       R. J. Sprowls
                                       R. J. Sprowls
                                   Vice President and Chief
                                       Financial Officer



Date  November 10, 1998
                                     T. D. Hutchinson
                                     T. D. Hutchinson
                                  Controller and Manager
                                       of Accounting