Form 10-K405
period 1998-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1999-03-26
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year ended December 31, 1998

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

                      Yes  X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 19, 1999, the aggregate market value of the voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates was approximately
$825 million. On that date, 13,610,680 common shares (no par value) were outstanding.

At March 19, 1999, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $63 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

               DOCUMENTS INCORPORATED BY REFERENCE

CILCORP Inc.'s Proxy Statement, to be filed not later than April 30, 1999, in connection with its Annual Meeting to be held in June 1999, is incorporated into Part I and Part III hereof.

Central Illinois Light Company's Proxy Statement, to be filed not later than April 30, 1999, in connection with its Annual Meeting to be held in June 1999, is incorporated into Part I and Part III hereof.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1998 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, which will accompany or precede the mailing to shareholders of the above-referenced proxy statement of CILCORP Inc., is incorporated herein by reference into Part II Item 7.

CILCORP Inc.'s Annual Report to Shareholders for the year ended December 31, 1998 -- Financial Statements, Notes to the Financial Statements and Supplementary Data, which will accompany or precede the mailing to shareholders of the above-referenced proxy statement of CILCORP Inc., is incorporated herein by reference into Part II Item 8.

                          CILCORP INC.
                               and
                 Central Illinois Light Company
                  1998 Form 10-K Annual Report

This combined Form 10-K is filed separately by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                        Table of Contents


                                                            Page

Glossary                                                     5-6
                             Part I

Item 1.  Business
         The Company and its Subsidiaries                    7-9
         Business of CILCO                                     9
           Electric Service                                  9-10
           Gas Service                                      10-11
           Regulation                                         11
           Electric Fuel and Purchased Gas
                  Adjustment Clauses                          12
           Fuel Supply - Coal                                 12
           Natural Gas Supply                                 12
           Financing and Capital Expenditures Programs        13
           Environmental Matters                            13-14
           Significant Customer                               14
           Franchises                                         14
           Competition                                      14-15
           Employees                                          15
           Union Contracts                                    15
         Business of QST (Excluding QST Environmental)        15
         Business of QST Environmental                      15-16
           Customers                                          16
           Regulation of QST Environmental's Clients          16
           Regulation of QST Environmental                    17
           Competition                                        17
           Subcontractors                                     17
           Government Contracts                               17
           Potential Liabilities and Insurance                18
           Employees                                          18
         Other Businesses                                     19
           CIM                                                19
           CVI                                                19
           Employees                                          19
         Year 2000                                            20
Item 2.  Properties                                         20-21
Item 3.  Legal Proceedings                                  21-22
Item 4.  Submission of Matters to a Vote of Security Holders  22
         Executive Officers of the Registrant               22-24

                             Part II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters                   25
Item 6.  Selected Financial Data                              26
Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations     26
Item 8.  Index - Financial Statements, Supplementary Data
              and Exhibits                                    27
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure            55

                            Part III

Item 10. Directors and Executive Officers of the Registrants 55-56
Item 11. Executive Compensation                               56
Item 12. Security Ownership of Certain Beneficial
            Owners and Management                             56
Item 13. Certain Relationships and Related Transactions      56-57

                             Part IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              58-63

                        GLOSSARY OF TERMS

When used herein, the following terms have the meanings indicated.

AFUDC -- Allowance for Funds Used During Construction

BTU -- British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

Bcf -- Billion cubic feet

CAA -- Clean Air Act

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

CIM -- CILCORP Investment Management Inc.

CIPS - AmerenCIPS, formerly Central Illinois Public Service Company

CLM -- CILCORP Lease Management Inc.

Company -- CILCORP Inc. and subsidiaries

Cooling Degree Day --  The measure of the extent to which the average of high and low temperatures for a day rises above 65 degrees Fahrenheit (annual degree days above historic average indicate warmer than average temperatures); the historic average provided by U.S. Weather Bureau for 30-year period.

CVI -- CILCORP Ventures Inc.

CWA -- Clean Water Act

DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

FAC -- Fuel Adjustment Clause

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

FIFRA -- Federal Insecticide, Fungicide & Rodenticide Act

Heating Degree Day --    The measure of the extent to which the average of
                  high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicates cooler than average temperatures); the historic average provided by U.S. Weather Bureau for 30-year period.

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

MCF -- One thousand cubic feet

MW -- Megawatt, a million watts

MWG -- Midwest Grain Products, Inc.

NEPA -- National Energy Policy Act

NPDES -- National Pollutant Discharge Elimination System

OSHA -- Occupational Safety and Health Act

PGA -- Purchased Gas Adjustment

QST -- QST Enterprises Inc.

QST Communications -- QST Communications Inc.

QST Energy -- QST Energy Inc.

QST Environmental -- QST Environmental Inc.

QST Trading -- QST Energy Trading Inc.

RCRA -- Resource Conservation and Recovery Act

SDWA -- Safe Drinking Water Act

SFAS -- Statement of Financial Accounting Standards

Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume); a therm is also equal to 100,000 BTUs (energy).

TSCA -- Toxic Substances Control Act

USEPA -- U.S. Environmental Protection Agency

                             PART I

Item 1.  Business

                THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and operating results of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO) and QST Enterprises Inc. (QST), the Company's principal business subsidiaries. A former CILCORP first-tier subsidiary, QST Environmental Inc.(QST Environmental), formerly known as Environmental Science & Engineering, Inc. (ESE) became a subsidiary of QST effective October 29, 1996. The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of the holding company itself (Holding Company), are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of all of its subsidiaries.

On November 23, 1998, the Company announced that The AES Corporation (AES) has offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. On March 10, 1999, the Illinois Commerce Commission issued its approval of CILCORP's merger with AES. Other required approvals are in process. The Company anticipates that this transaction will close in mid 1999. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders incorporated herein by reference for discussion regarding this transaction.

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

QST, formed in December 1995, provided energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy). QST Energy has one wholly-owned subsidiary - QST Energy Trading Inc. (QST Trading), which purchased and sold energy in the wholesale market. QST provided fiber optic telecommunications services through another wholly-owned subsidiary, QST Communications Inc. (QST Communications). In August 1998, QST sold its 100% interest in QST Communications. In the fourth quarter of 1998, QST decided to discontinue its energy operations and report their results as discontinued. Refer to the caption "QST Enterprises Discontinued Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 10 - QST Enterprises Discontinued Operations" of Item 8. Financial Statements and Supplementary Data included in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

ESE was formed in February 1990 to conduct the environmental consulting and analytical services businesses acquired from Hunter Environmental Services, Inc. (Hunter) during that year.
Effective October 29, 1996, ESE (now known as

QST Environmental) became a wholly-owned subsidiary of QST. QST Environmental provides engineering and environmental consulting services to a variety of governmental, industrial and commercial customers. QST Environmental has six wholly-owned subsidiaries:
Keck Instruments, Inc., which manufactures geophysical instruments used in environmental applications; QST Architectural Services, Inc., which provides architectural services in Illinois; National Professional Casualty Co., which provides professional and pollution liability insurance to QST Environmental; Chemrox, Inc., which formerly manufactured products and provided engineering services for the safe use and control of ethylene oxide and chlorofluorocarbons; Environmental Staffing Solutions, Inc., which provides temporary staffing services. During the fourth quarter of 1997, QST Environmental completed the sale of substantially all of the assets of ESE Land for cash and continued membership interests in the acquiring companies. In the fourth quarter of 1998, the Company decided to sell its 100% ownership interest in QST Environmental. Refer to the caption "QST Enterprises Discontinued Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 10 - QST Enterprises Discontinued Operations" of Item 8. Financial Statements and Supplementary Data included in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

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

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services Inc. (CESI). CESI was formed to pursue energy-related opportunities in the non-regulated market. CESI's primary business is the sale of gas management services (including commodity purchasing). During 1998, 1997 and 1996 CESI provided certain energy-related services to Caterpillar Inc. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

The following table summarizes the relative contribution of each business group to consolidated assets at December 31, 1998, and to revenue and net income for the year ended December 31, 1998.

                                     Assets      Revenue    Net Income
                                                              (Loss)
                                             (In thousands)
CILCO                            $1,024,428    $  534,079   $   41,041
Other Businesses                    170,945        24,717       (2,823)
                                                            ----------
Total Continuing Operations                                     38,218
QST Enterprises Discontinued Operations                        (21,908)
                                                            ----------
   Net Income                                               $   16,310
                                                            ==========

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas utility industries. These include increased competition in wholesale markets and the prospect of competition in retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 136
Illinois communities (including Peoria, East Peoria, Pekin,
Lincoln and Morton). At December 31, 1998, CILCO had approximately 189,000 retail electric customers.

In 1998, 68% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 37% of electric revenue resulted from residential sales, 31% from commercial sales, 25% from industrial sales, 5% from sales for resale and 2% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                               1998       1997     1996
                                     (In thousands)
Residential                  $133,687  $125,071 $121,668
Commercial                    111,830   103,747  100,944
Industrial                     87,895    82,318   79,065
Sales for resale               18,866    19,966   15,206
Street lighting                 1,385     1,343    1,283
Other revenue                   6,346     5,651    4,619
                             --------  -------- --------
     Total electric revenue  $360,009  $338,096 $322,785
                             ========  ======== ========

CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, and two natural gas combustion turbine generators which are used for peaking service. The 1998 system peak demand was 1,195 MW on June 26, 1998. This was a new all-time system peak demand.

The system peak demand for 1999 is estimated to be 1,228 MW with a planned reserve margin of approximately 20.2%. The planned reserve margin takes into account 150 MW of firm purchased power (see Note 8 - Commitments and Contingencies) and 93 MW of interruptible industrial load and other related Demand Side Management (DSM) programs. CILCO's planned reserve margin is designed to comply with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity and purchased capacity to provide an adequate and reliable supply of electricity to satisfy base load demand.

CILCO is interconnected with AmerenCIPS (CIPS), formerly Central Illinois Public Service Company, Commonwealth Edison Company, Illinois Power Company and the Springfield City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 1998, CILCO had approximately 197,000 gas customers, including 837 industrial, commercial and residential gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the caption "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders, incorporated herein by reference.

In 1998, 32% of CILCO's total operating revenue was derived from the sale or transportation of natural gas. Approximately 58% of gas revenue resulted from residential sales, 25% from commercial sales, 4% from industrial sales, 3% from transportation and 10% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                              1998     1997     1996
                                   (In thousands)
Residential                $100,010  $124,440 $125,869
Commercial                   42,713    51,204   44,695
Industrial                    6,627     8,276    5,670
Transportation of gas         5,911     6,484    8,388
Other revenue                17,066    18,354   11,148
                           --------  -------- --------
     Total gas revenue     $172,327  $208,758 $195,770
                           ========  ======== ========

CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 1998 peak day send-out of 327,328 MCF occurred on January 13, 1998. CILCO has been able to meet all of its existing customer requirements during the 1998-1999 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 1999-2000 heating season.

REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the ICC. The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. In Illinois, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive market for electricity. Large industrial customers and customers representing one-third of remaining non-residential Kwh sales will be able to choose their electric supplier beginning October 1, 1999. CILCO, as required by the Customer Choice Law, filed its delivery service tariffs pertaining to these customers on March 5, 1999. The ICC must act on CILCO's tariffs by September 1, 1999. The ICC's supervision and regulatory oversight of certain transactions by electric utilities is reduced or suspended during the mandatory transition period (which terminates on January 1, 2005) and, for certain non-utility transactions, is permanently eliminated under the Customer Choice Law. Refer to the caption "Competition" of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders, which is incorporated herein by reference, for changes in the Illinois regulatory environment enacted in 1997. With respect to certain electric matters, CILCO is subject to regulation by the FERC. CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters.

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

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired. Approximately 2.7 million tons of coal were burned during 1998. Existing coal contracts with suppliers in central Illinois are expected to supply 100% of the 1999 requirements.

During the years 1998, 1997, and 1996, the average cost per ton of coal burned, including transportation, was $33.56, $34.01, and $31.82, respectively. The cost of coal burned per million BTU's was $1.54, $1.56, and $1.44, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal could be extended through 2010; however, Freeman has the option of terminating the contract (with two years' notice). The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. On August 8, 1997, CILCO filed a demand for arbitration with Freeman alleging that Freeman has failed to keep and perform its prudent mining obligations, as required by the parties' contract. The relief sought by CILCO through this arbitration includes damages and confirmation of CILCO's termination rights under this contract. CILCO and Freemen have agreed to continue operating under the present contract until a ruling on CILCO's claims is reached by the arbitrators, which is expected in late 1999. CILCO cannot at this time predict the ultimate outcome of this dispute or whether its resolution will have a material impact on CILCO's operating results.

NATURAL GAS SUPPLY

During 1998, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 20 gas suppliers. Reliability is enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements.

During 1998, CILCO purchased and delivered approximately 37,828,000 MCF of natural gas at a cost of approximately $101.0 million, or an average cost of $2.67 per MCF. The average cost per MCF of natural gas purchased and delivered was $3.03 in 1997 and $3.05 in 1996 (see Electric Fuel and Purchased Gas Adjustment Clauses).

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 1999 are estimated to be $56.6 million, including pollution control expenditures of $4.9 million. Expenditures include $30.8 million for the electric business, $12.7 million for the gas business and $13.1 million for general and miscellaneous purposes. Electric expenditures include $13.7 million for additions and modifications to generating facilities and $17.1 million for transmission and distribution system additions and improvements. Gas expenditures are primarily for necessary additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 2000-2003 are $202.4 million.

The above estimates for 1999 capital expenditures include
$11.8 million for information technology projects. Included in 1999 information technology projects is replacement of existing computer software containing two-digit date fields which will not be able to distinguish the year 2000 from the year 1900. Refer to the caption "Year 2000" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

CILCO expects to finance its 1999 capital expenditures with funds provided by operating activities. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries. CILCO's short-term debt increased to $40.6 million at December 31, 1998, from $21.3 million at December 31, 1997. CILCO retired $10.65 million of medium-term notes in June 1998 and $20 million of first mortgage bonds in March 1997. Also, in 1998, CILCO paid $20 million of dividends to CILCORP in addition to regular quarterly dividends. At December 31, 1998, CILCO had bank lines of credit aggregating $45 million, all of which were unused, except in support of commercial paper issuance. CILCO expects the support of commercial paper issuance to be the only use of these bank lines during 1999. Refer to the caption "Capital Resources and Liquidity - CILCO" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations in CILCORP's 1998 Annual Report to
Shareholders which is incorporated herein by reference.

Since the adoption of the United Nations Framework on Climate Change in 1992, there has been a worldwide effort to reduce greenhouse gas (GHG) emissions to 1990 levels or below. In December of 1997, the Clinton administration participated in the Kyoto, Japan negotiations, where the basis of a Climate Change treaty was formulated. Under the treaty, the United States would have an overall reduction target of 7% in GHG emissions from 1990 levels by 2008-2012. A key part of the initiative is a trading program for GHG emissions, which at this time is undefined.
CILCO estimates that reducing GHG emissions to 7% below the 1990 levels during the period 2008-2012 could require significant capital outlays and increases in annual operating expenses associated with electric generation which could have a material adverse impact on the Company.

The U.S. Senate passed a resolution in 1997 indicating the Senate would not ratify an agreement that does not involve commitments from developing nations to limit GHG emissions or one that would damage the U.S. economy. The Clinton administration has approved a program for U.S. GHG emissions reductions. The administration's program has not yet been approved by the U.S. Senate.

Many urban areas around the country face the major challenge of achieving compliance with ozone air quality standards. Ozone is formed when volatile organic compound (VOC) emissions and/or nitrogen oxide (NOx) emissions photochemically react in the atmosphere. Strategies for reduction of ozone levels have targeted mobile, area and stationary sources (including power plants) of VOCs and NOx.

Under Title I of the Clean Air Act, states are required to develop and implement State Implementation Plans (SIP) for ozone compliance by September 2003. CILCO has been targeted by the U.S. Environmental Protection Agency (USEPA) for additional NOx emission reductions of 85% at its power plants, by May 2003, pursuant to regional ozone compliance programs, despite the fact that CILCO's plants are in attainment areas. Illinois has until September 1999 to finalize a SIP to achieve this target. CILCO's capital expenditures to meet the NOx emission requirements could total $59 million by 2003.

CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store and manage this by-product.

SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer. Aggregate gas and electric revenues from sales to Caterpillar were 7.6%, 7.5%, and 7.5% of CILCO's total operating revenue for 1998, 1997 and 1996, respectively. Sales to Caterpillar from all CILCORP subsidiaries represent 4.0%, 4.4%, and 6.3% of CILCORP consolidated revenue for 1998, 1997 and 1996, respectively. See CILCO's Consolidated Statements of Segments of Business under
Item 8. Financial Statements and Supplementary Data.

FRANCHISES

CILCO negotiates franchise agreements which authorize it to provide utility services to the communities in its service area. The franchises are for various terms, usually 10 to 25 years. Based on past experience, CILCO anticipates that, as franchises expire, new franchises will be granted in the normal course of business.

COMPETITION

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO has not generally been in competition with other public utilities for retail electric or gas customers in these areas. However, the passage of the Electric Service Customer Choice and Rate Relief Law of 1997 began a transition process to a fully competitive market for electricity in Illinois. In addition, electricity and natural gas compete with other forms of energy available to customers. For example, within the City of Springfield, CILCO's natural gas business competes with the City's municipal electric system to provide customer energy needs.

Refer to the caption "Competition" of Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations in CILCORP's 1998

Annual Report to Shareholders, incorporated herein by reference, for discussion regarding CILCO's electric and gas pilot programs (collectively known as Power Quest), Illinois' Electric Service Customer Choice and Rate Relief Law of 1997, and other competitive trends which may affect CILCO's electric and gas operations.

EMPLOYEES

The number of full-time and part-time employees at December 31, 1998, was 1,274, excluding employees assigned to the Holding Company. Of these, 389 gas and electric department employees were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW), and 200 power plant employees were represented by Local 8 of the National Conference of Firemen and Oilers (NCF&O).

CILCO'S UNION CONTRACTS

The IBEW ratified its current agreement on October 10, 1997. The contract expires on July 1, 2000. The NCF&O ratified its current contract with the Company on October 23, 1998. CILCO's previous contract with the NCF&O expired on July 1, 1998, and the NCF&O membership had been working without a contract since that time. The new contract expires on July 1, 2001.

          BUSINESS OF QST (EXCLUDING QST ENVIRONMENTAL)

QST Enterprises Inc. (QST) was formed in December 1995. Through its wholly-owned subsidiary, QST Energy, QST provided a portfolio of non-regulated, energy-related products and services including wholesale and retail sales of electricity and natural gas in markets that are open to competition. QST also provided fiber optic telecommunication services in Central Illinois. Due to uncertainties related to energy deregulation across the country, the illiquidity of certain energy markets and its pending acquisition by AES, the Company will focus in the future on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997. Accordingly, the operations of QST Enterprises Inc. and its subsidiaries are shown as discontinued operations in the statements of income. QST sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, in August 1998.

                  BUSINESS OF QST ENVIRONMENTAL

QST Environmental is an environmental consulting and engineering firm with additional capabilities in equipment manufacturing. As discussed above in "Business of QST (Excluding QST Environmental)", the Company will focus in the future on the opportunities in the Illinois energy market. As a result, the Company decided in the fourth quarter of 1998 to sell its 100% ownership interest in QST Environmental. Accordingly, the operations of QST Environmental are shown as discontinued on the statements of income. Refer to the caption "QST Enterprises Discontinued Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 10 - QST Enterprises Discontinued Operations" of Item 8. Financial Statements and Supplementary Data included in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

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

QST Environmental has a wide range of clients in business, industry and government, including federal agencies, state and local governments, institutional, commercial and industrial firms and professional service firms. QST Environmental employs environmental, chemical, geotechnical, civil, mechanical, structural and transportation engineers; geologists; hydrogeologists; chemists; biologists; toxicologists; meteorologists; industrial hygienists; architects; and surveyors. QST Environmental has a nationwide network of offices with its corporate office in Peoria, Illinois. In late 1998, QST Environmental decided to discontinue its laboratory operations.

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

CUSTOMERS

QST Environmental sells its products and services to governmental agencies and public and private companies. Approximately 43% of QST Environmental's revenue for 1998 was generated by services performed for federal, state and local governmental agencies compared to 48% for 1997. In the year ended 1998, two customer contracts, EPA and Lucent Technologies, Inc., accounted for 5.7% and 5.4% of gross revenues, respectively. The EPA contract was rebid in 1998 and awarded to QST Environmental. The Lucent Technologies, Inc. contract was concluded in 1998.

In 1998, approximately 92% of QST Environmental's revenue was generated from environmental consulting and engineering services, 6% from laboratory services and 2% from manufactured equipment sales.

REGULATION OF QST ENVIRONMENTAL'S CLIENTS

The level and nature of QST Environmental's business activity is largely dependent upon government statutes and regulations relating to the environment.

Significant laws or regulations impacting QST Environmental and the demand for its services include:

Clean Air Act of 1970 (CAA), Clean Water Act of 1972, as amended in 1987 (CWA), Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund or CERCLA), Federal Insecticide, Fungicide and Rodenticide Act (FIFRA), National Environmental Policy Act of 1970 (NEPA), National Pollutant Discharge Elimination System (NPDES) Stormwater Permitting Regulations of 1990, Occupational Safety and Health Act of 1970
(OSHA), Resource Conservation and Recovery Act of 1976 (RCRA), Safe Drinking Water Act, as amended in 1986 and 1996 (SDWA), Toxic Substances Control Act of 1976 (TSCA), and State and Local Regulations.

REGULATION OF QST ENVIRONMENTAL

The environmental statutes and regulations listed above primarily affect QST Environmental's clients, and thus have a significant impact on the volume of QST Environmental's business activity and specific types of services that QST Environmental provides to its clients. These environmental statutes and regulations also govern the manner in which QST Environmental performs services for its clients. QST Environmental must comply with specific worker protection requirements and other health and safety standards. These standards include taking steps to limit exposure to asbestos and chemical substances in the workplace. QST Environmental also must comply with regulations pertaining to the disposal of certain hazardous chemicals and substances pursuant to guidelines established under federal and state law. Among those substances are materials removed from the properties and facilities of its clients. Disposal costs for these materials, and legal compliance costs generally for QST Environmental, have risen steadily in recent years and are expected to continue to increase.

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

QST Environmental carries professional liability insurance which covers design errors and omissions resulting from its typical operations. This policy is extended to include pollution liability losses. The current policy, effective April 1, 1998, has a limit of $8 million per claim ($13 million in aggregate for the annual term), with the first $50,000 of each claim as retention ($200,000 in aggregate). The policies cover activities in which QST Environmental is typically involved. QST Environmental expects to renew these policies annually in the normal course of business. The professional and pollution liability insurance policies include standard industry exclusions for: dishonesty, discrimination, warranties and guarantees, punitive damages, intentional non-compliance with government regulations or statutes, nuclear energy, war and bodily injury from the specification, installation, transportation, storage or disposal of asbestos.

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

EMPLOYEES

At December 31, 1998, QST Environmental employed 501 full-time, part-time and on-call employees, many of whom have advanced degrees in a variety of technical disciplines and all of whom are non-union.

                        OTHER BUSINESSES

CIM

The investment portfolio of CIM at December 31, 1998, and December 31, 1997, is shown in the following table:

Type of Investment
At December 31                           1998        1997
                                          (In thousands)
Investment in leveraged leases        $146,990    $146,458
Cash and temporary cash investments         71         152
Investment in Energy Investors Fund      1,510       1,158
Investment in affordable
   housing funds                        13,808      15,557
Other                                      120         156
                                      --------    --------
   Total                              $162,499    $163,481
                                      ========    ========

At December 31, 1998, CIM held equity investments in eight leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessee.

CIM, through its wholly-owned subsidiary, CIM Energy Investments Inc., has a net investment of $1,510,000 in the Energy Investors Fund, L.P.(Fund), representing a 3.1% interest in the Fund at December 31, 1998. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

CIM is a limited partner in eight affordable housing portfolios.
The ownership interests in these partnerships range from 3% to 10% at December 31, 1998. The equity method of accounting is used for these investments.

CVI

CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $1.1 million. CESI's primary business is the sale of gas management services (including commodity purchasing). In addition, during 1998, costs related to providing additional value-added services to Caterpillar in connection with CILCO's Power Quest programs were reflected in CESI's operating results. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

EMPLOYEES

At December 31, 1998, there were 10 full-time employees assigned to CILCORP, CVI and CIM.

                            YEAR 2000

Refer to the captions "Forward-Looking Information" and "Year 2000" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

Item 2. Properties

                              CILCO

CILCO owns and operates two steam-electric generating plants, a cogeneration plant and two combustion turbine-generators. These facilities had an available summer capability of 1,152 MW in 1998. The two combustion turbine generators have a summer rating of 30 MW (15 MW each) and are used during peak periods. They typically operate less than 100 hours per year. The cogeneration plant, which became operational during 1995, produces steam for Midwest Grain Products, Inc. (MWG) and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 16 MW.

The major generating facilities of CILCO (representing 96.0% of CILCO's available summer generating capability projected for
1999), all of which are fueled with coal, are as follows:

                                                Available
                                                 Summer
                                               Capability
                                                  (MW)
Station & Unit              Installed          Actual 1998
Duck Creek
   Unit 1                      1976                366
E. D. Edwards
   Unit 1                      1960                117
   Unit 2                      1968                262
   Unit 3                      1972                361

CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 16 principal substations with an installed capacity of 2,150,000 kilovolt-amperes.

The electric distribution system includes approximately 6,223 miles of overhead pole and tower lines and 2,096 miles of underground distribution cables. The distribution system also includes 105 substations with an installed capacity of 1,665,885 kilovolt-amperes.

The gas system includes approximately 3,581 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 Bcf. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 Bcf.

                        QST ENVIRONMENTAL

QST Environmental owns approximately 53 acres of land in Gainesville, Florida, containing 118,000 square feet of office space. In Peoria, Illinois, QST

Environmental owns approximately 27,000 square feet of offices and other space and leases approximately 21,000 square feet of additional space for offices. QST Environmental and its subsidiaries lease additional facilities for offices and warehouse space in 22 cities throughout the United States. QST Environmental believes its facilities are suitable and adequate for its current businesses and does not expect to make any material acquisitions of real property in the near future. Refer to the caption "Capital Resources and Liquidity - QST Environmental" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders which is incorporated herein by reference.

Item 3.  Legal Proceedings

Reference is made to the captions "Environmental Matters" of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 9 - Commitments and Contingencies" of Item 8. Financial Statements and Supplementary Data in CILCORP's 1998 Annual Report to Shareholders, incorporated herein by reference, for certain pending legal proceedings and/or proceedings known to be contemplated by govern-mental authorities.

Pursuant to CILCO's By-Laws, CILCO has advanced legal and other expenses actually and reasonably incurred by employees, and former employees, in connection with the United States Department of Justice's (DOJ) investigation of CILCO's Springfield gas operations. In 1992, after a significant number of leaks were detected in CILCO's Springfield cast iron distribution system, CILCO began a detailed examination of the system and related operating practices and procedures. CILCO then began an aggressive program, which it completed in September 1993, to renew the Springfield cast iron system. The ICC staff began an informal review of CILCO's Springfield gas operations and recordkeeping practices in September 1992. Subsequently, the U.S. Department of Transportation (DOT) and the DOJ began conducting investigations of CILCO, which were also focused principally on CILCO's Springfield gas operations. The DOJ and DOT investigations were subject to a September 1994 settlement agreement under which CILCO entered into a federal court civil consent decree that concluded the DOT and DOJ investigations. As part of the settlement, CILCO accepted adjustments recommended by the ICC staff which resulted in disallowance from rate base of $4.6 million of the cost of the Springfield renewal program and payments of $1 million by CILCO in civil fines and investigation costs. Additionally, in an employment litigation matter, CILCO has advanced legal expenses incurred by an officer who has been named as a defendant in that litigation initiated by a former employee.

On February 1, 1999, QST notified two of its California commercial customers that they were in default of their agreement to purchase energy from QST as a result of their failure to pay $11 million billed to them by QST. In late February, 1999, after expiration of a period to cure the non-payment, QST filed suit in Federal District Court for payment. On March 1, the customers filed a counter suit in California Superior Court alleging they were not in default of the contract for various reasons, including QST's issuance of estimated bills. Management cannot predict the ultimate outcome of this dispute, but intends to vigorously pursue its legal remedies to receive payment.

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise disclosed or referred to in this section, in the opinion of management, all such claims currently pending will not result in a material adverse effect on the financial position and results of operations of the Company. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. The Company has established appropriate reserves for potential losses.

Item 4.  Submission of Matters to a Vote of Security Holders

                             CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                              CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                  Executive Officers of CILCORP
                   Age as                              Initial
      Name           of    Positions Held During      Effective
                  3/31/99     Past Five Years          Date(1)
R. O. Viets          55    President and Chief
                             Executive Officer    February 1, 1988

J. G. Sahn           52    Vice President,
                           Secretary and
                           Treasurer              August 17, 1998
                           Vice President,
                           General Counsel and
                           Secretary              March 1, 1994

T. D. Hutchinson (2) 44    Controller             January 20, 1997

Notes:

(1) The term of each executive officer extends to the organization meeting of CILCORP's Board of Directors following the next annual election of Directors.

(2) T. D. Hutchinson served as Controller from February 1, 1988, until April 1, 1995, when he became CILCO Director -
    Competitive Strategy.  From January 1, 1996 to January 20,
    1997, Mr. Hutchinson served as Director of Planning and
    Administration of QST Enterprises Inc.

                   Executive Officers of CILCO

                  Age as of Positions Held During       Initial
  Name              3/31/99   Past Five Years(1)      Effective Date(2)
R. O. Viets (3)   55   Chairman of the
                       Board, President
                       and Chief
                         Executive Officer       August 17, 1998
                       Chairman of the
                       Board and Chief
                       Executive Officer         April 1, 1995

J. M. Elliott (4) 55   Senior Vice
                       President                 August 17, 1998

W. M. Shay (5)    46   Senior Vice
                       President                 August 17, 1998

J. F. Vergon      51   Senior Vice
                       President                 August 17, 1998

                       President and Chief
                         Operating Officer       January 29, 1996
                       Group President,
                         Gas Operations          April 1, 1995
                       Vice President            October 1, 1986

M. J. Bowling     52   Vice President            April 1, 1995

S. A. Cisel       45   Vice President            April 1, 1995

C. Gilson         41   Vice President            September 23, 1997

K. A. Lockenvitz  42   Vice President            September 23, 1997

T. S. Romanowski  49   Vice President            October 1, 1986

R. J. Sprowls (6) 41   Vice President and
                       Chief Financial
                       Officer                   August 17, 1998

W. R. Dodds       44   Treasurer and
                       Manager of
                       Treasury Department       October 1, 1990

T. D.             44   Controller and
Hutchinson(7)          Manager of
                       Accounting                January 1, 1997

J. G. Sahn (8)    52   Secretary                 March 1, 1993

Notes:

(1) The officers listed have been employed by CILCO in executive or management positions for the past five years except for Mr. Viets, Mr. Elliott, Mr. Shay, Mr. Sprowls and Mr. Hutchinson.

(2) The term of each executive officer extends to the organization meeting of CILCO's Board of Directors following the next annual election of Directors.

(3) Mr. Viets previously served as Chairman of the Board from February 1, 1988 to April 23, 1991. He also serves as President and Chief Executive Officer of CILCO's parent, CILCORP Inc., a position he has held since February 1, 1988.



                               23

(4)  Mr. Elliott continues to serve as President of QST
     Enterprises Inc., a position he has held since November 4, 1996. QST Enterprises Inc. is also a subsidiary of CILCORP
     Inc.

(5) Mr. Shay served as Executive Vice President and Chief Legal Officer of CILCORP Inc. effective November 4, 1997 and as Executive Vice President as of November 4, 1996. He served as President and Chief Operating Officer of QST Enterprises Inc. from January 29, 1996 to November 4, 1996. Previously, he was Group President of CILCO from April 1, 1995 to January 29, 1996 and Vice President of CILCO from January 1, 1993 to April 4, 1995.

(6) Mr. Sprowls serves as CILCO's Chief Financial Officer. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997 to August 17, 1998 and Vice President from August 19, 1996 to April 22, 1997. Mr. Sprowls was Vice President of the Company from April 1, 1995 to January 29, 1996 and, from October 1, 1990 to April 25, 1995, he served as Treasurer of CILCORP.

(7) Mr. Hutchinson is also Controller of CILCORP, effective January 20, 1997, having previously served as CILCORP Controller from February 1, 1988 to April 1, 1995. He served as CILCO Director-Competitive Strategy from April 1, 1995 to December 31, 1995 and as Director of Planning and Administration of QST Enterprises Inc. from January 1, 1996 to January 20, 1997.

(8) Mr. Sahn also serves as Vice President of CILCORP Inc., a position he has held since February 1, 1989. He was elected to the additional positions of Secretary of CILCORP effective March 1, 1994 and as Treasurer of CILCORP effective August 17, 1998.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

                             CILCORP

The Company's common stock is listed on the New York and Chicago Stock Exchanges (ticker symbol CER). At December 31, 1998, there were 12,873 holders of record of the Company's common stock.
The following table sets forth, for the periods indicated, the dividends per share of common stock and the high and low prices of the common stock as reported in New York Stock Exchange Composite Transactions.

                                    Quarter
1997                First     Second     Third     Fourth
Price Range
High              $39 5/8    $41 3/8    $43       $49
Low               $35 5/8    $37 1/2    $38 13/16 $40 1/2

Dividends Paid    $  .615    $  .615    $  .615   $  .615

1998
Price Range
High              $48 15/16  $50        $54 1/8   $61 9/16
Low               $44 3/16   $43 5/16   $45 1/4   $50 3/8

Dividends Paid    $  .615    $  .615    $  .615   $  .615

The number of common shareholders of record as of March 19, 1999, was 12,729.

                              CILCO

CILCO's common stock is not traded on any market. As of March 19, 1999, 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid is described in Note 5 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8.
Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Years Ended December 31

                       1998      1997       1996      1995     1994
                            (In thousands except per share amounts)
Revenue              $ 559,024 $ 557,906 $ 527,060 $ 482,642 $ 472,340

Net income available
  for common
  stockholders          16,310    16,395    27,943    38,582    32,586
Earnings per share        1.20      1.20      2.07      2.93      2.50
Total assets         1,312,940 1,334,819 1,285,693 1,279,303 1,238,384

Long-term debt         285,552   298,528   320,666   344,113   326,695
Dividends declared
  per common share        2.46      2.46      2.46      2.46      2.46

Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31

                        1998      1997       1996      1995      1994
                                       (In thousands)
Electric and Gas
  Revenue            $ 532,336 $ 546,854 $ 518,555 $ 477,744 $ 461,370

Net income available
  for common
  stockholders          41,041    50,251    41,939    39,099    29,507
Total assets         1,024,428 1,022,655 1,036,169 1,063,223 1,019,109
Long-term debt         267,884   267,836   278,439   298,397   278,359
Ratio of earnings
  to fixed charges         3.4       3.5       3.4       3.3       3.0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations in
CILCORP's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and Management's Report to the Stockholders of CILCORP Inc. contained in CILCORP's 1998 Annual
Report to Shareholders are incorporated herein by reference.

Index to Financial Statements:
                                                  Page
                             CILCORP

Report of Independent Public Accountants on
  Schedules                                        28

                             CILCO
Management's Report                                29
Report of Independent Public Accountants           30
Consolidated Statements of Income                  31
Consolidated Balance Sheets                      32-33
Consolidated Statements of Cash Flows            34-35
Statements of Segments of Business               36-38
Consolidated Statements of Retained Earnings       39
Notes to Consolidated Financial Statements       40-55

      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To CILCORP Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CILCORP Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                    ARTHUR ANDERSEN LLP

Chicago, Illinois
January 27, 1999

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




                                    R. O. Viets
                                    Chairman of the Board,
                                      President and Chief
                                      Executive Officer




                                    R. J. Sprowls
                                    Vice President and Chief
                                      Financial Officer




                                    T. D. Hutchinson
                                    Controller and Manager of
                                      Accounting

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Central Illinois Light Company:

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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



                                     ARTHUR ANDERSEN LLP
Chicago, Illinois
January 27, 1999

                 Central Illinois Light Company
                Consolidated Statements of Income

For the Years Ended December 31      1998      1997      1996
                                          (In thousands)
Operating Revenues:
Electric                            $360,009  $338,096  $322,785
Gas                                  172,327   208,758   195,770
                                    --------  --------  --------
     Total Operating Revenues        532,336   546,854   518,555
                                    --------  --------  --------
Operating Expenses:
Cost of Fuel                          94,490    92,230    90,715
Cost of Gas                           93,586   123,531   108,286
Purchased Power                       29,568    22,851    10,907
Other Operations and Maintenance     118,707   109,833   119,334
Depreciation and Amortization         65,273    61,505    59,664
Income Taxes                          25,088    29,317    26,548
State and Local Taxes on Revenue      26,502    22,467    22,004
Other Taxes                           11,407    11,808    11,419
                                    --------  --------  --------
     Total Operating Expenses        464,621   473,542   448,877
                                    --------  --------  --------
Operating Income                      67,715    73,312    69,678
                                    --------  --------  --------
Other Income and Deductions:
Cost of Equity Funds Capitalized          --        35        36
CILCO-owned Life Insurance, Net       (1,013)   (1,177)     (679)
Other, Net                               274      (256)      200
                                    --------  --------  --------
     Total Other Income and
          (Deductions)                  (739)   (1,398)     (443)
                                    --------  --------  --------
Income Before Interest Expenses       66,976    71,914    69,235
                                    --------  --------  --------
Interest Expenses:
Interest on Long-term Debt            19,498    20,024    21,012
Cost of Borrowed Funds Capitalized       (34)      (99)      (54)
Other                                  3,277     2,622     3,150
                                    --------  --------  --------
     Total Interest Expenses          22,741    22,547    24,108
                                    --------  --------  --------
Net Income Before Extraordinary
  Item and Preferred Dividends        44,235    49,367    45,127
Extraordinary Item                        --     4,100        --
                                    --------  --------  --------
Net Income Before Preferred
  Dividends                           44,235    53,467    45,127

Dividends on Preferred Stock           3,194     3,216     3,188
                                    --------  --------  --------
Net Income Available for Common
  Stock                             $ 41,041  $ 50,251  $ 41,939
                                    --------  --------  --------
Other Comprehensive Income              (169)     (317)       (5)
Comprehensive Income                $ 40,872  $ 49,934  $ 41,934
                                    ========  ========  ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 Central Illinois Light Company
                   Consolidated Balance Sheets
                             Assets
As of December 31                            1998        1997
                                              (In thousands)
Utility Plant, At Original Cost:
  Electric                               $1,237,885  $1,213,585
  Gas                                       417,585     401,870
                                         ----------  ----------
                                          1,655,470   1,615,455
  Less - Accumulated Provision for
    Depreciation                            812,630     769,792
                                         ----------  ----------
                                            842,840     845,663
Construction Work in Progress                30,075      21,550
Plant Acquisition Adjustments, Net of
  Amortization                                  505       1,217
                                         ----------  ----------
    Total Utility Plant                     873,420     868,430
                                         ----------  ----------
Other Property and Investments:
Cash Surrender Value of Company-owned
  Life Insurance (Net of Related Policy
  Loans of $48,132 in 1998 and $42,898
  in 1997)                                    2,655       2,399
Other                                         1,176       1,214
                                         ----------  ----------
    Total Other Property and Investments      3,831       3,613
                                         ----------  ----------
Current Assets:
Cash and Temporary Cash Investments           1,362         698
Receivables, Less Reserves of $1,106
  and $703                                   35,767      44,550
Accrued Unbilled Revenue                     31,315      31,248
Fuel, at Average Cost                        13,431       7,816
Materials and Supplies, at Average Cost      15,062      13,685
Gas in Underground Storage, at Avg. Cost     20,494      22,118
Prepaid Taxes                                 2,265       1,189
Other                                         6,626       6,331
                                         ----------  ----------
    Total Current Assets                    126,322     127,635
                                         ----------  ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt           3,261       3,581
Unamortized Debt Expense                      1,852       2,019
Prepaid Pension Cost                            417         455
Other                                        15,325      16,922
                                         ----------  ----------
    Total Deferred Debits                    20,855      22,977
                                         ----------  ----------
Total Assets                             $1,024,428  $1,022,655
                                         ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                 Central Illinois Light Company
                   Consolidated Balance Sheets
                 Capitalization and Liabilities
As of December 31                         1998         1997
                                            (In thousands)
Capitalization:
Common Shareholder's Equity:
  Common Stock, No Par Value; Authorized
  20,000,000 Shares; Outstanding
  13,563,871 Shares                      $  185,661  $  185,661
  Retained Earnings                         135,315     147,757
  Accumulated Other Comprehensive Income       (845)       (676)
                                         ----------  ----------
     Total Common Shareholder's Equity      320,131     332,742
Preferred Stock Without Mandatory
   Redemption                                44,120      44,120
Preferred Stock With Mandatory Redemption    22,000      22,000
Long-term Debt                              267,884     267,836
                                         ----------  ----------
     Total Capitalization                   654,135     666,698
                                         ----------  ----------
Current Liabilities:
Current Maturities of Long-Term Debt             --      10,650
Notes Payable                                40,600      21,300
Accounts Payable                             53,260      44,844
Accrued Taxes                                 7,303       2,593
Accrued Interest                              9,394       9,234
PGA Over-Recoveries                             304       1,666
Level Payment Plan                            1,519       2,375
Other                                         5,261       4,670
                                         ----------  ----------
     Total Current Liabilities              117,641      97,332
                                         ----------  ----------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes           141,746     139,274
Regulatory Liability                         46,346      56,807
Investment Tax Credits                       19,450      21,117
Capital Lease Obligation                      1,703       2,182
Other                                        43,407      39,245
                                         ----------  ----------
     Total Deferred Liab. and Credits       252,652     258,625
                                         ----------  ----------
Total Capitalization and Liabilities     $1,024,428  $1,022,655
                                         ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                 Central Illinois Light Company
              Consolidated Statements of Cash Flows
For the Years Ended December 31            1998      1997       1996
                                               (In thousands)
Cash Flows from Operating Activities:
Net Income Before Extraordinary Item
  and Preferred Dividends               $ 44,235   $ 49,367   $ 45,127
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
  Depreciation and Amortization           65,986     62,217     60,376
  Deferred Taxes, Investment Tax Credits
    and Regulatory Liability, Net         (7,690)    (6,585)    (1,727)
  Decrease(Increase) in Accts Receivable   8,328       (946)    (1,292)
  (Increase)Decrease in Fuel, Materials
    and Supplies, and Gas
    in Underground Storage                (5,368)     3,372     (5,262)
  Increase in Unbilled Revenue               (67)      (369)    (1,988)
  Increase(Decrease) in Accts Payable      8,416     (1,282)     5,643
  Increase(Decrease) in Accrued Taxes
     and Interest                          4,870     (4,947)     2,349
  Capital Lease Payments                     645        645        645
  (Increase)Decrease in Other Current
    Assets                                (1,372)     3,331      7,427
  Decrease in Other Current Liabilities   (1,627)      (458)    (1,106)
  (Increase)Decrease in Other Non-
    Current Assets                         2,328      6,372     (3,506)
  Increase in Other Non-Current Liab.      3,571      1,273      5,130
                                        --------   --------   --------
    Net Cash Provided by Operating
        Activities                       122,255    111,990    111,816
                                        --------   --------   --------
Cash Flows from Investing Activities:
  Capital Expenditures                   (67,102)   (55,026)   (43,525)
  Cost of Equity Funds Capitalized            --        (35)       (36)
  Other                                   (5,817)    (5,950)    (2,495)
                                        --------   --------   --------
    Net Cash Used in Investing
      Activities                         (72,919)   (61,011)   (46,056)
                                        --------   --------   --------
Cash Flows from Financing Activities:
  Common Dividends Paid                  (53,483)   (39,482)   (46,121)
  Preferred Dividends Paid                (3,194)    (3,216)    (3,188)
  Long-Term Debt Retired                 (10,650)   (20,000)   (16,000)
  Payments on Capital Lease Obligation      (645)      (645)      (645)
  Increase(Decrease) in Short-Term
    Borrowing                             19,300     11,400    (14,700)
                                        --------   --------   --------
    Net Cash Provided from (Used in)
        Financing Activities             (48,672)   (51,943)   (80,654)
                                        --------   --------   --------
Net Increase(Decrease) in Cash and
  Temporary Cash Investments                 664       (964)   (14,894)
Cash and Temporary Cash Investments at
  Beginning of Year                          698      1,662     16,556
                                        --------   --------   --------
Cash and Temporary Cash Investments at
  December 31                           $  1,362   $    698   $  1,662
                                        ========   ========   ========






                               34

Supplemental Disclosures of Cash Flow
Information:
Cash Paid During the Period for:
  Interest (Net of Cost of Borrowed
    Funds Capitalized)                  $23,200 $24,148  $23,475

  Income Taxes                          $30,421 $37,907  $22,079

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 Central Illinois Light Company
               Statements of Segments of Business
                                               1998
                               CILCO     CILCO     CILCO     Total
                              Electric    Gas      Other     CILCO
                                          (In thousands)
Revenues                      $360,009  $172,327  $ 1,743  $  534,079
Interest Income                     --        --      228         228
                              --------  --------  -------  ----------
   Total                       360,009   172,327    1,971     534,307
                              --------  --------  -------  ----------
Operating Expenses             235,801   138,459    3,600     377,860
Depreciation and Amortization   46,017    19,256      713      65,986
                              --------  --------  -------  ----------
   Total                       281,818   157,715    4,313     443,846
                              --------  --------  -------  ----------
Interest Expense                16,261     6,514       --      22,775
Preferred Stock Dividends           --        --    3,194       3,194
Fixed Charges and Other Exp.       (34)       --    1,013         979
                              --------  --------  -------  ----------
   Total                        16,227     6,514    4,207      26,948
                              --------  --------  -------  ----------
Income from Continuing Oper.
   Before Income Taxes          61,964     8,098   (6,549)     63,513

Income Taxes                    21,645     3,443   (2,616)     22,472
                              --------  --------  -------  ----------
Segment Net Income            $ 40,319  $  4,655  $(3,933) $   41,041
                              ========  ========  =======  ==========

Capital Expenditures          $ 44,213  $ 22,889  $    --  $   67,102

Revenue from major customer
  Caterpillar Inc.            $ 39,354  $    948  $    --  $   40,302

Segment Assets                $731,985  $287,371  $ 5,072  $1,024,428
























                               36

                                               1997
                               CILCO     CILCO     CILCO     Total
                              Electric    Gas      Other     CILCO
                                          (In thousands)
Revenues                      $338,096  $208,758  $    --  $  546,854
Interest Income                     --        --      239         239
                              --------  --------  -------  ----------
   Total                       338,096   208,758      239     547,093
                              --------  --------  -------  ----------
Operating Expenses             217,700   165,020    2,831     385,551
Depreciation and Amortization   43,858    17,647      713      62,218
                              --------  --------  -------  ----------
   Total                       261,558   182,667    3,544     447,769
                              --------  --------  -------  ----------
Interest Expense                16,192     6,454       --      22,646
Preferred Stock Dividends           --        --    3,216       3,216
Fixed Charges and Other Exp.      (134)       --    1,177       1,043
                              --------  --------  -------  ----------
   Total                        16,058     6,454    4,393      26,905
                              --------  --------  -------  ----------
Income from Continuing Oper.
  Before Income Taxes           60,480    19,637   (7,698)     72,419

Income Taxes                    21,901     7,416   (3,049)     26,268
                              --------  --------  -------  ----------
Net Income from Continuing
  Operations before
  Extraordinary Item            38,579    12,221   (4,649)     46,151
Extraordinary Item               4,100        --       --       4,100
                              --------  --------  -------  ----------
Segment Net Income            $ 42,679  $ 12,221  $(4,649) $   50,251
                              ========  ========  =======  ==========

Capital Expenditures          $ 35,196  $ 19,830  $    --  $   55,026

Revenue from major customer
  Caterpillar Inc.            $ 40,106  $    934  $    --  $   41,040

Segment Assets                $725,725  $291,291  $ 5,639  $1,022,655
























                               37

                                               1996
                               CILCO     CILCO     CILCO     Total
                              Electric    Gas      Other     CILCO
                                          (In thousands)
Revenues                      $322,785  $195,770  $    --  $  518,555
Interest Income                     --        --      680         680
                              --------  --------  -------  ----------
   Total                       322,785   195,770      680     519,235
                              --------  --------  -------  ----------
Operating Expenses             208,566   154,099    2,234     364,899
Depreciation and Amortization   42,530    17,134      713      60,377
                              --------  --------  -------  ----------
   Total                       251,096   171,233    2,947     425,276
                              --------  --------  -------  ----------
Interest Expense                17,445     6,716       --      24,161
Preferred Stock Dividends           --        --    3,188       3,188
Fixed Charges and Other Exp.       (90)       --      679         589
                              --------  --------  -------  ----------
   Total                        17,355     6,716    3,867      27,938
                              --------  --------  -------  ----------
Income from Continuing Oper.
  Before Income Taxes           54,334    17,821   (6,134)     66,021

Income Taxes                    19,576     6,972   (2,466)     24,082
                              --------  --------  -------  ----------
Segment Net Income            $ 34,758  $ 10,849  $(3,668) $   41,939
                              ========  ========  =======  ==========

Capital Expenditures          $ 28,032  $ 15,529  $    --  $   43,561

Revenue from major customer
  Caterpillar Inc.            $ 37,724  $  1,053  $    --  $   38,777

Segment Assets                $733,071  $296,674  $ 6,424  $1,036,169

                 Central Illinois Light Company
          Consolidated Statements of Retained Earnings

For the Years Ended December 31        1998      1997     1996
                                           (In thousands)
Balance Beginning of Year           $147,081 $136,629 $140,814
Add
Net Income Before Preferred
  Dividends                           44,235   53,467   45,127
                                    -------- -------- --------
        Total                        191,316  190,096  185,941
                                    -------- -------- --------
Deduct
Cash Dividends Declared
  Preferred Stock
    $100 Par Value
      4 1/2% Series                      501      501      501
      4.64% Series                       371      371      371
      5.85% Series                     1,287    1,287    1,287
    Auction Rate Series (rate at
        December 31, 1998 was 4.04%)   1,035    1,057    1,027
  Common Stock, No Par Value          53,483   39,482   46,121
                                    -------- -------- --------
        Total Dividends Declared      56,677   42,698   49,307
                                    -------- -------- --------
  Additional Minimum Liability for
    Non-Qualified Pension Plan at
    December 31, 1998, 1997, and
    1996 net of taxes of $111,
    $208 and $3, respectively            169      317        5
                                    -------- -------- --------
                                      56,846   43,015   49,312
                                    -------- -------- --------
Balance End of Year                 $134,470 $147,081 $136,629
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

The Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective in Illinois in December 1997. Among other provisions, this law begins a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier (see Management's Discussion - Competition).

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

Due to the transition cost recovery limitations and base rate reductions of the Customer Choice Law, CILCO's electric generation activities will no longer be subject to the provisions of SFAS 71. Accordingly, regulatory assets of $1.5 million and liabilities of $5.6 million associated with electric generating plant were written-off or credited, respectively, to income in 1997 as a net $4.1 million after-tax extraordinary item. Regulatory assets included on the Consolidated Balance Sheets at December 31, 1998 and 1997 are as follows:

                                            1998       1997
                                             (In thousands)
Included in prepayments and other:
    Fuel and gas cost adjustments          $ 4,740   $ 2,954
    Coal tar remediation cost -
      estimated current                        609       844
    Gas transition costs                        --       159
                                           -------   -------
          Current costs included in
            prepayments and other            5,349     3,957
                                           -------   -------
Included in other assets:
    Coal tar remediation cost, net of
      recoveries                             1,281     2,745
    Regulatory tax asset                     5,723     7,578
    Deferred gas costs                       4,039     4,145
    Unamortized loss on reacquired debt      3,261     3,581
                                           -------   -------
      Future costs included in other assets 14,304    18,049
                                           -------   -------
              Total regulatory assets      $19,653   $22,006
                                           =======   =======

Regulatory assets at December 31, 1998 are related to CILCO's regulated electric and gas distribution activities. CILCO does not currently believe the costs recorded for its generating plants and related assets at December 31, 1998 to be impaired as a result of the Customer Choice Law. Regulatory liabilities, consisting of deferred tax items primarily related to CILCO's electric and gas transmission and distribution operations, are approximately $46.3 million and $56.8 million at December 31, 1998 and 1997, respectively.

CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 1998 and 1997 were:

                                        1998         1997
                                            (In thousands)
Property, Plant and Equipment        $ 537,358     $ 535,065
Less:  Accumulated Depreciation       (266,461)     (259,988)
                                     ---------     ---------
                                       270,897       275,077
Construction Work in Progress            3,268         1,979
                                     ---------     ---------
  Net Property, Plant and Equipment    274,165       277,056
Fuel, at Average Cost                    8,704         8,520
Materials and Supplies, at Avg. Cost     8,452         8,202
                                     ---------     ---------
Total Identifiable Electric
Generation Assets                    $ 291,321     $ 293,778
                                     =========     =========

Accumulated deferred income taxes associated with electric generation property at December 31, 1998 and 1997 were approximately $72 million and $79 million, respectively.

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

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests or refunds deposits based on that review. At December 31, 1998, CILCO had net receivables of $35.8 million, of which approximately $4.7 million was due from its major customers.

TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. Also, beginning in 1997, CILCO sold natural gas to its affiliate CESI, in conjunction with CESI's gas marketing program. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations.  A return on CILCO assets used by CILCORP and its
other subsidiaries is also calculated and billed monthly.   Total
billings to CILCORP and its other subsidiaries amounted to $11.6 million, $7.5 million, and $5.4 million in 1998, 1997 and 1996, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1998, 1997 and 1996 were 5.9%, 7.2% and 7.8%, respectively.

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

CILCO-OWNED LIFE INSURANCE POLICIES

The following amounts related to CILCO-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                    1998        1997
                                      (In thousands)
Cash surrender value of contracts   $ 50,786  $ 45,297
Borrowings against contracts         (48,132)  (42,898)
                                    --------  --------
  Net investment                    $  2,654  $  2,399
                                    ========  ========

Interest expense related to borrowings against CILCO-owned life insurance, included in CILCO-owned Life Insurance, Net on the Consolidated Statements of Income, was $3.6 million, $3.5 million and $2.7 million for 1998, 1997 and 1996, respectively.

NOTE 2 - INCOME TAXES

CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of AFUDC and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 1998, 1997 and 1996 were as follows:

December 31                     1998       1997       1996
                                     (In thousands)
Deferred Tax Assets:
Deferred Tax Asset            $ 20,307   $ 16,752   $ 14,967
Adjustment to reflect
  regulatory asset              (5,723)    (7,578)    (4,777)
                              --------   --------   --------
Net deferred tax asset        $ 14,584   $  9,174   $ 10,190
                              ========   ========   ========

Deferred Tax Liabilities:
Deferred Tax Liability-       $201,872   $205,777   $211,517
  property
Adjustment to reflect
  regulatory liability         (46,346)   (56,807)   (68,565)
                              --------   --------   --------
Net Deferred Tax Liability-
  property                     155,526    148,970    142,952
Deferred Tax Liability-other       804       (522)     2,489
                              --------   --------   --------
Accumulated Deferred Income
  Tax Liability               $156,330   $148,448   $145,441
                              ========   ========   ========
Accumulated Deferred Income
  Tax Liab., net of deferred
  tax assets                  $141,746   $139,274   $135,251
                              ========   ========   ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

December 31                     1998        1997
                                  (In thousands)
Net change in deferred
  income tax liability per
  above table                 $  2,472   $  4,023
Change in tax effects of
  income tax related
  regulatory assets
  and liabilities               (8,606)   (14,559)
Deferred taxes related to
  extraordinary item                --      5,634
Other                              111        208
                              --------   --------
Deferred income tax expense
  (benefit) for the period    $ (6,023)  $ (4,694)
                              ========   ========

Income tax expenses were as follows:

Years Ended December 31       1998       1997      1996
                                   (In thousands)
Current income taxes
Federal                     $26,278    $29,244    $27,260
State                         6,260      6,350      5,504
                            -------    -------    -------
  Total operating current
    taxes                    32,538     35,594     32,764
                            -------    -------    -------
Deferred operating income
  taxes, net
Depreciation and amort.        (955)    (6,080)    (3,937)
Repair allowance                158      1,384       (197)
Borrowed component of AFUDC      37         80        136
Capitalized overhead costs     (783)      (807)      (750)
Removal costs                (3,189)     2,515      4,832
Gas take-or-pay settlements     522       (339)      (706)
Gas storage field            (1,681)      (191)       405
Taxable salvage                 599        220        351
Environmental remediation
  costs                          55         46       (642)
Pension expense                 869     (1,798)    (1,726)
Other                        (1,415)       377     (2,298)
                            -------    -------    -------
   Total operating deferred
     income taxes, net       (5,783)    (4,593)    (4,532)
Investment tax credit
  amortization               (1,667)    (1,684)    (1,684)
                            -------    -------    -------
Total operating
  income taxes               25,088     29,317     26,548
Income tax reduction for
  disallowed plant costs        133        144        156
Other, net                   (2,749)    (3,192)    (2,622)
                            -------    -------    -------
Total income taxes before
  extraordinary item         22,472     26,269     24,082
Deferred taxes related to
  extraordinary item             --     (5,634)        --
                            -------    -------    -------
Total income taxes          $22,472    $20,635    $24,082
                            =======    =======    =======

The 1997 income tax provision has been reduced to reflect the crediting to income as an extraordinary item the regulatory liability related to electric generation property deferred taxes which were recorded at tax rates in excess of the current rate (see Note 1).

Total operating deferred income taxes, net, includes deferred state income taxes of $(848,000), $(65,000) and $(62,000) for
1998, 1997 and 1996, respectively. Other, net, includes deferred state income taxes of $(43,000), $(18,000) and $(51,000) for
1998, 1997 and 1996, respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate:

                                     1998    1997    1996
Statutory federal income tax rate    35.0%   35.0%   35.0%
                                     ====    ====    ====
Equity component of AFUDC not
  subject to taxation                  --      --      --
Amortization of property-related
  deferred taxes provided at tax
  rates in excess of the current
  rate                               (2.7)   (1.4)   (2.2)
Amortization of investment tax
  credit                             (2.6)   (2.4)   (2.6)
CILCO-owned life insurance           (1.4)   (1.1)   (1.1)
State income taxes                    5.2     5.0     5.0
Preferred dividends and other
  permanent differences               2.1     2.1     2.0
Other differences                    (0.1)   (0.2)    0.5
                                     ----    ----    ----
   Total                              0.5     2.0     1.6
                                     ----    ----    ----
Effective income tax rate before
  effect of extraordinary item       35.5    37.0    36.6
Tax effect of extraordinary item       --    (7.9)     --
                                     ----    ----    ----
Effective income tax rate            35.5%   29.1%   36.6%
                                     ====    ====    ====

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.5 million at December 31, 1998 and 1997, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.

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

Pension costs for the past three years were charged as follows:

                               1998      1997       1996
                                    (In thousands)
Operating expenses           $  (893)   $   493   $ 9,700
Utility plant and other            6        125       922
                             -------    -------   -------
  Net pension costs          $  (887)   $   618   $10,622
                             =======    =======   =======

Provisions for pension expense reflect the use of the projected unit credit actuarial cost method. At December 31, 1998 and 1997, CILCO recognized an additional minimum liability on the Balance Sheets for the plan in which the accumulated benefit obligation exceeds the fair value of plan assets.

POSTRETIREMENT HEALTH CARE BENEFITS

Provisions for postretirement benefits expenses are determined under the accrual method of accounting.

Substantially all of CILCO's full-time employees, including those assigned to the Holding Company, are currently covered by a trusteed, non-contributory defined benefit postretirement health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service. Neither QST Enterprises nor its subsidiaries provide health care benefits to retired employees.

Postretirement health care benefit costs were charged as follows:

                                    1998     1997      1996
                                         (In thousands)
Operating expenses                 $3,904   $3,989    $5,096
Utility plant and other             1,260    1,825     1,883
                                   ------   ------    ------
  Net postretirement health
    care benefit costs             $5,164   $5,814    $6,979
                                   ======   ======    ======

The components of net periodic benefit costs follow:

                             1998     1997       1998     1997
                                       (In thousands)
                                                     Other
                            Pension Benefits     Postretirement
                                                    Benefits
Service cost               $  5,410  $  4,384  $  1,417  $  1,298
Interest cost                19,024    17,561     5,371     5,047
Expected return on plan
  assets                    (25,304)  (21,005)   (4,388)   (3,249)
Amortization of transition
  liability (asset)            (888)     (888)    2,858     2,858
Amortization of past
  service cost                1,068     1,068        --        --
Recognized actuarial loss      (197)     (502)      (94)     (140)
                           --------  --------  --------  --------
Net benefit cost           $   (887) $    618  $  5,164  $  5,814
                           ========  ========  ========  ========
Pension Plans with
  Accumulated Benefit
  Obligations in Excess
  of Assets
Total projected benefit
  obligation               $ (4,191) $ (3,692)
Total accumulated benefit
  obligation               $ (3,582) $ (2,902)
Total fair value of assets $     --  $     --

Information on the plans' funded status follows:

                           1998      1997       1998     1997
                                          (In thousands)
                                                       Other
                             Pension Benefits      Postretirement
                                                      Benefits
Change in Benefit
  Obligations
Benefit obligation at
  January 1,               $(254,929) $(235,441) $(72,542) $(67,367)
Service cost                  (5,410)    (4,384)   (1,417)   (1,298)
Interest cost                (19,024)   (17,561)   (5,371)   (5,047)
Actuarial (gain) loss        (22,521)   (13,928)   (7,500)   (2,891)
Benefits paid                 16,238     16,385     4,514     4,061
                           ---------  ---------  --------  --------
Benefit obligation at
  December 31,             $(285,646) $(254,929) $(82,316) $(72,542)
                           =========  =========  ========  ========
Change in Plan Assets
Fair value of assets at
  January 1,               $ 289,091  $ 254,824  $ 52,263  $ 39,601
Actual return on assets       36,467     50,489     5,781     9,907
Company contributions            163        163       863     6,816
Participant contributions         --         --        --        --
Benefits paid                (16,238)   (16,385)   (4,514)   (4,061)
                           ---------  ---------  --------  --------
Fair value of assets at
  December 31,             $ 309,483  $ 289,091  $ 54,393  $ 52,263
                           =========  =========  ========  ========
Funded Status at
  December 31,
Benefit obligation less
  (greater) than plan
  assets                   $  23,837  $  34,162  $(27,923) $(20,279)
Unrecognized net transition
  liability (asset)           (4,011)    (4,899)   30,297    33,155
Unrecognized actuarial
  (gain) loss                (35,875)   (47,431)   (6,777)  (12,977)
Unrecognized prior
  service cost                 6,365      7,433        --        --
Intangible asset                (415)      (455)       --        --
Accumulated other
  comprehensive income        (1,401)    (1,120)       --        --
                           ---------  ---------  --------  --------
Prepaid (accrued) benefit
  cost                     $ (11,500) $ (12,310) $ (4,403) $   (101)
                           =========  =========  ========  ========
Assumptions as of
  December 31,
Discount rate                6.75%    7.25%        6.75%   7.25%
Long-term return on assets   9.00%    8.50%        8.50%   8.50%
Long-term compensation
  increase                   3.50%    4.50%         N/A     N/A

For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998. The rate was assumed to decrease gradually to
5.7 percent for 2025 and remain level thereafter.

Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 1998, by $2.9 million and the aggregate of the service and interest cost components of net postretirement health care cost for 1998 by $252,000. Decreasing the assumed health care cost trend rate by 1% in each year would decrease the accumulated postretirement benefit obligation at December 31, 1998, by $3.3 million and the aggregate of the service and interest cost components of net postretirement health care cost for 1998 by $295,000.

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling $45 million at December 31, 1998, all of which were unused. These lines of credit were maintained by commitment fees of 1/20 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $40.6 million and $21.3 million at December 31, 1998 and 1997, respectively.

NOTE 5 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 1998, was $6.3 million.

NOTE 6 - PREFERRED STOCK

At December 31                              1998         1997
                                             (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption
   4.50% series - 111,264 shares           $11,126      $11,126
   4.64% series - 79,940 shares              7,994        7,994
Class A, no par value,
  authorized 3,500,000 shares
   Flexible auction rate -
     250,000 shares (*)                     25,000       25,000
   With mandatory redemption
   5.85% series - 220,000 shares            22,000       22,000
                                           -------      -------
        Total preferred stock              $66,120      $66,120
                                           =======      =======

(*) Dividend rates at December 31, 1998 and 1997, were 4.04% and 4.18%, respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1998, is $3.2 million, assuming a continuation of the auction dividend rate at December 31, 1998, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1998, are as follows:

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

PREFERENCE STOCK, CUMULATIVE

No Par Value, Authorized 2,000,000 shares, of which none have been issued.

NOTE 7 - LONG-TERM DEBT

At December 31                      1998         1997
                                      (In thousands)
First Mortgage Bonds
   7 1/2% series due 2007         $ 50,000     $ 50,000
   8 1/5% series due 2022           65,000       65,000
Medium-Term Notes
   6.4% series due 2000             30,000       30,000
   6.82% series due 2003            25,350       25,350
  6.13% series due 2005             16,000       16,000
   7.8% series due 2023             10,000       10,000
  7.73% series due 2025             20,000       20,000
Pollution Control Refunding Bonds
   6.5% series F due 2010            5,000        5,000
   6.2% series G due 2012            1,000        1,000
   6.5% series E due 2018           14,200       14,200
   5.9% series H due 2023           32,000       32,000
                                  --------     --------
                                   268,550      268,550
Unamortized premium and discount
  on long-term debt, net              (666)        (714)
                                  --------     --------
     Total CILCO long-term debt   $267,884     $267,836
                                  ========     ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt are $30 million for 2000 and $25 million for 2003. There are no scheduled maturities of long-term debt for 2001 or 2002.

NOTE 8 - COMMITMENTS & CONTINGENCIES

CILCO's 1999 capital expenditures for utility plant are estimated to be $56.6 million, in connection with which CILCO has normal and customary purchase commitments at December 31, 1998.

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

In January 1997, CILCO intervened in a proceeding before the Federal Energy Regulatory Commission (FERC) to raise contract issues relating to CIPS' proposal to engage with a second utility in joint dispatch of their respective generating units. CILCO also challenged the validity of the power agreements with CIPS because of CIPS' failure to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an October 1997 order, FERC rejected CILCO's challenges to joint dispatch and denied CILCO's request for an open season. However, CIPS was ordered to file the agreements with FERC and, on its own motion, FERC initiated a separate proceeding to investigate the terms of the agreements. Hearings in that proceeding have concluded, and the Administrative Law Judge has entered an order finding the agreements are, with minor exceptions, just and reasonable. CILCO is appealing that order to FERC and is requesting FERC to assess penalties against CIPS for CIPS' failure to file the 1990 agreement before providing service to CILCO under that agreement. FERC's October 1997 order failed to address certain contract issues raised by CILCO. FERC denied rehearing of that order in February 1998, and CILCO has appealed to the United States Court of Appeals for the District of Columbia Circuit for a review of FERC's orders concerning the CIPS agreements. CILCO also filed a separate complaint at FERC in December 1998, challenging the manner in which CIPS is performing, or failing to perform, under the agreements and has notified CIPS that CILCO considers CIPS to be in default under the agreements. On the ground that CIPS is in default regarding performance under the 1992 agreement, CILCO suspended capacity reservation payments to CIPS under the agreements as of January 21, 1999. CILCO cannot predict how FERC or the Court will ultimately rule on the issues pending before them. If CILCO's position is not upheld on certain issues, CILCO could be required to pay the suspended capacity reservation charges which are currently $865,000 per month, plus interest, to CIPS. While the capacity payments are suspended, CILCO is purchasing power and energy from other sources.

For a discussion of former gas manufacturing sites, refer to the caption "Environmental Matters" of Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations in CILCORP's 1998 Annual Report which is incorporated herein by reference.

NOTE 9 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 1998, are $13.6 million in total. Payments due during the years ending December 31, 1999, through December 31, 2003, are $5.4 million, $3.7 million, $2.0 million, $1.4 million and $.5 million, respectively.

NOTE 10 - FINANCIAL INSTRUMENTS AND PRICE RISK MANAGEMENT

CILCO utilizes commodity futures contracts, options and swaps in the normal course of its natural gas business activities. However, it does not currently utilize these instruments to hedge its electric purchase and sale transactions or to participate in energy trading activities. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas. CILCO is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCO may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net loss reflected in operating results from derivative financial instruments was $.2 million for the year 1998. As of December 31, 1998, CILCO had fixed-price derivative financial instruments representing hedges of natural gas purchases of .4 Bcf and natural gas sales of .9 Bcf for commitments through March 1999. The net deferred loss and carrying amount on these fixed-price derivatives at December 31, 1998 was $.4 million. At December 31, 1998, CILCO had open positions in derivative financial instruments used to hedge basis of 1.5 Bcf for commitments through August 1999. The net deferred gain on these basis derivatives at December 31, 1998, was $.1 million.

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

For the Three Months Ended
                   March 31   June 30  September 30 December 31
                                (In thousands)
1998
Operating revenue   $149,080  $116,614  $136,506  $130,136
Operating income      18,324    14,593    24,815     9,983
Net income            12,316     8,929    19,064     3,926

1997
Operating revenue   $165,795  $111,520  $123,355  $146,184
Operating income      19,197    14,382    22,491    17,242
Net income before
  extraordinary item  13,051     8,567    16,337    11,412
Extraordinary item        --        --        --     4,100
Net income after
  extraordinary item  13,051     8,567    16,337    15,512

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                             CILCORP

Not applicable.
                              CILCO

Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

                             CILCORP

The information required by Item 10 relating to directors is set forth in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed with the United States Securities and Exchange Commission (Commission) pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by
Item 10 relating to executive officers of the Company is set forth under a separate caption in Part I hereof.

                              CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 1999 Annual Meeting of Stockholders filed with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item

10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

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

CILCORP has been authorized by the Board of Directors to guarantee up to $30 million of obligations incurred by QST (excluding QST Environmental). Through February 28, 1999, CILCORP has guaranteed $12.1 million of the obligations of QST (excluding QST Environmental). CILCORP receives a fee for providing these guarantees.

QST has been authorized to guarantee up to $50 million of obligations incurred by its subsidiaries (excluding QST
Environmental).  Through February 28, 1999,

QST has guaranteed $3.0 million of its subsidiaries' obligations.
QST receives a fee for providing these guarantees.

QST (excluding QST Environmental) had no outstanding debt at the end of 1998.

QST Environmental's cash flow is supplemented by a $15 million revolving line of credit with the Holding Company which expires in May 2000. At December 31, 1998, QST Environmental had borrowed $7 million from the Holding Company.

CIM had outstanding debt of $37.7 million (all to the Holding
Company) at the end of 1998.

Through December 31, 1998, CIM has paid $14 million to fund affordable housing commitments, $3.8 million of which was paid during 1998. CIM funded these commitments with cash borrowed from the Holding Company.

CIM has guaranteed the performance of CIM Leasing Inc., CIM Air
Leasing Inc. and CLM Inc. VI (a second tier subsidiary) with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

                              CILCO

One member of the Board of Directors of CILCORP Inc. is also a member of the Board of Directors of CILCO. The Chairman, President and Chief Executive Officer of CILCO is also the President and Chief Executive Officer of CILCORP and the Secretary of CILCO is also Vice President, Secretary and Treasurer of CILCORP Inc.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
                             CILCORP

(a)  1. Financial Statements

       The following statements are included in
       Exhibit 13 of this filing and are incorporated herein by reference from CILCORP Inc.'s 1998
       Annual Report:

       Management's Report

       Report of Independent Public Accountants

       Consolidated Statements of Income for the three years ended December 31, 1998

       Consolidated Balance Sheets as of
         December 31, 1998, and December 31, 1997

       Consolidated Statements of Segments of Business for the three years ended December 31, 1998

       Consolidated Statements of Cash Flows for the three years ended December 31, 1998

       Consolidated Statements of Common Stockholders' Equity for the three years ended December 31, 1998

       Notes to the Consolidated Financial Statements

(a) 2. Financial Statement Schedules

       The following schedules are included herein:
                                                        Page No.
                                                       Form 10-K
                                                       ---------
       Schedule II - Valuation and Qualifying Accounts
                       and Reserves                        64

       Schedule XIII -Investment in Leveraged Leases at
                       December 31, 1998                   66

       Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3. Exhibits

  *(3) Articles of Incorporation (Designated in Form 10-K for the year ended December 31, 1991, File No. 1-8946, as Exhibit 3).

  (3)a By-laws as amended effective January 26, 1999.

***(4) Instruments defining the rights of security holders, including indentures

  (10) CILCO Executive Deferral Plan.  As amended effective August
       17, 1998.

 (10)a CILCO Executive Deferral Plan II.  As amended effective
       August 17, 1998.

 *(10)b CILCORP Economic Value Added Incentive Compensation Plan
        (Adopted February 29, 1989 & Revised January 29, 1991 and
        January 30, 1996.) [Designated in Form 10-K for the year ended December 31, 1995. File No. 1-8946, as Exhibit 10(b)]

**(10)c Employment Agreement between CILCORP and Robert O. Viets,
        President and Chief Executive Officer (effective September 23, 1997; extended for a period of three years effective April 28, 1998). [Designated in Form 10-K for the year ended December 31, 1997. File No. 1-8946, as
        Exhibit 10(c)]

  (10)d CILCO Benefit Replacement Plan (as amended effective
        November 12, 1998).

 *(10)e CILCORP Deferred Compensation Stock Plan (Designated in
        Form 10-K for the year ended December 31, 1991, File No.
        1-8946, as Exhibit (10)f).

 *(10)f CILCORP Shareholder Return Incentive Compensation Plan
        (as amended effective October 28, 1997).  [Designated in
        Form 10-K for the year ended December 31, 1997.
        File No. 1-8946, as Exhibit 10(f)].

 *(10)g Agreement and Plan of Merger between CILCORP and the AES
        Corporation [Designated in Form 8-K filed December 3, 1998. File No. 1-8946].

  (10)h Management Continuity Agreement between CILCORP and various subsidiary officers (approved January 27, 1998).

  (10)i CILCO Compensation Protection Plan (approved November 20,
        1998).

  (12) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
                                                        Page No.
                                                        Form 10-K
                                                        ---------

  (13) Annual Report to Security Holders                    71

  (23) Consent of Arthur Andersen LLP                       72

  (24) Power of Attorney

  (27) CILCORP Inc. Consolidated Financial Data Schedule

 (b) 3.  Reports on Form 8-K

          A Form 8-K was filed on December 3, 1998 regarding the
          Agreement and Plan of Merger between CILCORP Inc. and the AES Corporation.

 * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

 **A comparable Employment Agreement, effective April 28, 1998, exists between the Company and John G. Sahn. The only material difference in these Agreements pertains to the duration of the Agreements and the annual base salary in effect on the date of each Agreement. The duration of the Agreement with Mr. Sahn is two years and his annual base salary specified in the Agreement is $151,000.

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

                              CILCO

                                                              Page No.
                                                             Form 10-K
                                                             ----------
(a)  1.   Financial Statements
          The following are included herein:

          Management's Report                                    29

          Report of Independent Public Accountants               30

          Consolidated Statements of Income for the three years
            ended December 31, 1998                              31

          Consolidated Balance Sheets as of December 31, 1998
            and December 31, 1997                               32-33

          Consolidated Statements of Cash Flows for the three
            years ended December 31, 1998                       34-35

          Consolidated Statements of Segments of Business for
            the three years ended December 31, 1998             36-38

          Consolidated Statements of Retained Earnings for the
            three years ended December 31, 1998                  39

          Notes to the Consolidated Financial Statements        40-55

(a)  2.   Financial Statement Schedules
          The following schedule is included herein:

          Schedule II - Valuation and Qualifying Accounts and
                          Reserves for the three years ended
                          December 31, 1998                      65

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.  Exhibits

   (3)  Articles of Incorporation. As amended April 28, 1998.

  *(3)a Bylaws.  As amended effective April 23, 1996.
        [Designated in Form 10-K for the year ended December 31, 1996, File No. 1-2732, as Exhibit (3)a.]

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

  (10) CILCO Executive Deferral Plan. As amended effective August 17, 1998.

 (10)a  CILCO Executive Deferral Plan II.  As
        amended effective August 17, 1998.

**(10)b Employment Agreement between CILCORP and Robert O.
        Viets, Chairman, President and Chief Executive Officer of CILCO (effective September 23, 1997; extended for a period of three years effective April 28, 1998). [Designated in Form 10-K for the year ended December 31, 1997. File No. 1-2732, as Exhibit 10(b).]

 *(10)c CILCO Deferred Compensation Stock Plan.  [Designated in
        Form 10-K for the year ended December 31, 1990, File No.
        1-2732, as Exhibit (10)d.]

 *(10)d CILCORP Economic Value Added Incentive Compensation Plan
        (adopted February 29, 1989 and revised January 29, 1991 and January 30, 1996). [Designated in Form 10-K for the year ended December 31, 1995, File No. 1-8946, as
        Exhibit (10)b.]

  (10)e Benefit Replacement Plan (as amended effective November
        12, 1998).

 *(10)f CILCORP Shareholder Return Incentive Compensation Plan
        (as amended  effective October 28, 1997).
        [Designated in Form 10-K for the year ended December 31, 1997. File No. 1-2732, as Exhibit 10(f).]

  (10)g Management Continuity Agreement between CILCORP and various subsidiary officers (approved
        January 27, 1998).

  (10)h CILCO Compensation Protection Plan (approved November 20,
        1998).

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

  **This exhibit has been previously filed with the Securities and Exchange Commission (SEC) as an exhibit to a previous filing on Form 10-K and is incorporated herein as an exhibit by reference. Comparable Employment Agreements, also effective September 23, 1997, and extended for a period of three years effective April 28, 1998, exist between the Company and J. Mark Elliott, William M. Shay and James F. Vergon. The only material difference in these Agreements pertains to the annual base salary in effect on the date of each Agreement.

SCHEDULE II
CILCORP INC. AND SUBSIDIARY COMPANIES
Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 1998, 1997 and 1996
(Thousands of dollars)
Column A                  Column B      Column C        Column D  Column E
                                        Additions
                          Balance at Charged  Charged            Balance at
                          Beginning     to     to Other            End of
      Description         of Period   Income   Accounts Deductions Period

Year ended December 31,
1998
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts     $2,518   $3,356   $  --      $2,463    $3,411

  Accumulated Provisions
     Not Deducted from
     Assets -
     Injuries and Damages   1,210      768      --         376     1,602
     Discontinued
       Operations Reserve      --    8,581      --          --     8,581

Year ended December 31,
1997
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts     $2,600   $2,867   $  --      $2,949    $2,518

  Accumulated Provisions
     Not Deducted from
     Assets -
     Injuries and Damages   1,381      814      --         985     1,210

Year ended December 31,
1996
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts     $2,223   $3,464   $  --      $3,087    $2,600

  Accumulated Provisions
     Not Deducted from
     Assets -
     Injuries and Damages   2,550    1,328      --       2,497     1,381


SCHEDULE II
                 CENTRAL ILLINOIS LIGHT COMPANY
         Valuation and Qualifying Accounts and Reserves
          Years Ended December 31, 1998, 1997 and 1996
                     (Thousands of dollars)

Column A                 Column B      Column C         Column DColumn E
                                      Additions
                        Balance at  Charged  Charged               Balance at
                        Beginning     to     to Other                End of
      Description       of Period   Income   Accounts  Deductions    Period

Year ended December 31,
1998
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts     $  703    $2,500   $  --    $2,098      $1,105

  Accumulated Provisions
     Not Deducted from
     Assets -
     Injuries and Damages   1,210       768      --       376       1,602

Year ended December 31,
1997
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts     $1,000    $2,438   $  --    $2,735      $  703

  Accumulated Provisions
     Not Deducted from
     Assets -
     Injuries and Damages   1,381       814      --       985       1,210

Year ended December 31,
1996
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts     $  650    $2,832   $  --    $2,482      $1,000

  Accumulated Provisions
     Not Deducted from
     Assets -
     Injuries and Damages   2,550     1,328      --     2,497       1,381

SCHEDULE XIII
CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 1998
(Thousands of dollars)
                                             Amount
                           Cost of each    carried on
                             lease(A)       Balance
                                            Sheet(B)
Office buildings            $ 23,130      $ 64,158
Warehouses                    11,746        19,855
Mining equipment              10,244        11,437
Generating stations           21,890        30,395
Passenger railway equipment    3,805         6,110
Cargo aircraft                 9,583        15,035
                            --------      --------
      Totals                $ 80,398      $146,990
                            ========      ========

(A) This value is the original cost of the leveraged lease net of original nonrecourse debt.

(B) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt. The investment in leveraged leases balance does not include deferred taxes of $103,566.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CILCORP INC.

March 26, 1999                     By
                                   R. O. Viets
                                   President and Chief
                                     Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                Date

(i) and (ii) Principal executive officer, director and principal financial officer:



  R. O. Viets            President and Chief   March 26, 1999
                           Executive Officer
                           and Director

(iii) Controller



  T. D. Hutchinson       Controller            March 26, 1999

 (iv)  A majority of the Directors
     (including the director named above):

M. Alexis*                    Director         March 26, 1999
J. R. Brazil*                 Director         March 26, 1999
W. Bunn III*                  Director         March 26, 1999
J. D. Caulder*                Director         March 26, 1999
H. J. Holland*                Director         March 26, 1999
H. S. Peacock*                Director         March 26, 1999
K. E. Smith*                  Director         March 26, 1999
M. M. Yeomans*                Director         March 26, 1999


  R. O. Viets                 Director         March 26, 1999

 *By

        R. O. Viets
      Attorney-in-fact

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTRAL ILLINOIS LIGHT COMPANY


March 26, 1999                         By
                                       R. O. Viets
                                       Chairman of the Board,
                                         President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                  Date

(i) Principal executive officer and director:


R. O. Viets                 Chairman of the Board,   March 26, 1999
                              President and Chief
                              Executive Officer
                              and Director

(ii) Principal financial officer:



R. J. Sprowls                Vice President and      March 26, 1999
                               Chief Financial
                               Officer

(iii) Controller


T. D. Hutchinson             Controller and          March 26, 1999
                               Manager of Accounting

 (iv)  A majority of the Directors
        (including the directors named above):


J. M. Elliott                 Director               March 26, 1999
T. S. Romanowski              Director               March 26, 1999
W. M. Shay                    Director               March 26, 1999
J. F. Vergon                  Director               March 26, 1999
R. O. Viets                   Director               March 26, 1999

EXHIBIT (12)
CILCORP INC. AND SUBSIDIARIES
Computation of Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends
Twelve Months Ended           1998    1997     1996     1995    1994
                                      (Thousands of Dollars)
Earnings, as Defined:
  Net Income                $16,310 $16,395  $27,943  $38,582  $32,586
  Income Taxes                5,435  16,940   14,505   23,274   18,180
  Interest                   29,473  27,462   28,964   29,861   26,341
  Interest Portion of
    Rentals                   2,733   2,819    2,844    1,905    1,864
  Preferred Dividends         3,194   3,216    3,188    3,299    2,980
                            ------- -------  -------  -------  -------
   Total Earnings,
     as Defined             $57,145 $66,832  $77,444  $96,921  $81,951
                            ======= =======  =======  =======  =======
Fixed Charges, as Defined:
  Interest Expense          $25,849 $23,971  $26,233  $27,512  $24,313
  Interest Expense on COLI    3,624   3,491    2,731    2,349    2,028
  Interest Portion of
    Rentals                   2,733   2,819    2,844    1,905    1,864
  Tax Effected Preferred
     Dividends                5,294   5,331    5,284    5,468    4,939
                            ------- -------  -------  -------  -------
  Total Fixed Charges, as
     Defined                $37,500 $35,612  $37,092  $37,234  $33,144
                            ======= =======  =======  =======  =======
Ratio of Earnings to Fixed
  Charges*                      1.5     1.9      2.1      2.6      2.5
                                ===     ===      ===      ===      ===

*The fixed charge coverage ratio without the effects of the QST discontinued operations and the CILCO extraordinary item would have been 2.5, 3.0 and 2.5 for 1998, 1997 and 1996, respectively. Furthermore, if the effect of the goodwill write-off was also excluded from operating results, the 1997 fixed charge coverage ratio would have been 3.7.


EXHIBIT (12)
                 CENTRAL ILLINOIS LIGHT COMPANY
                Computation of Ratio of Earnings
                        to Fixed Charges
Twelve Months Ended          1998    1997     1996     1995      1994
                                      (Thousands of Dollars)
Earnings, as Defined:
 Net Income                 $44,235 $ 53,467 $45,127  $42,398  $32,487
 Income Taxes                22,472   20,633  24,082   22,534   17,168
 Fixed Charges, as Below     28,187   29,434  28,504   27,876   24,693
                            ------- -------- -------  -------  -------
   Total Earnings,
     as Defined             $94,894 $103,534 $97,713  $92,808  $74,348
                            ======= ======== =======  =======  =======
Fixed Charges, as Defined:
 Interest on COLI           $ 3,624 $  3,491 $ 2,731  $ 2,349  $ 2,028
 Interest on Short-term Debt    962      281     149      744      292
 Interest on Long-term Debt  19,498   20,024  21,012   20,242   19,221
 Amortization of Debt
   Discount & Expense,
   Premium and
   Reacquired Loss              535    2,218     681      669      665
 Miscellaneous Interest
    Expense                   1,780    1,658   2,320    1,967      623
 Interest Portion of
    Rentals                   1,788    1,762   1,611    1,905    1,864
                            ------- -------- -------  -------  -------
    Total Fixed Charges, as
      Defined               $28,187 $ 29,434 $28,504  $27,876  $24,693
                            ======= ======== =======  =======  =======
Ratio of Earnings to Fixed
  Charges                       3.4      3.5     3.4      3.3      3.0
                                ===      ===     ===      ===      ===

                             NOTICE

This copy of CILCORP Inc.'s and Central Illinois Light Company's
Form 10-K does not include our 1998 Consolidated Annual Report which is to be mailed not later than June 1999.




Telephone:
 In Peoria 675-8808
 Elsewhere in Illinois 1-800-322-3569
 Outside Illinois 1-800-622-5514
 TDD 1-309-675-8892

Or you can write to us at:
 Investor Relations Department
 CILCORP Inc.
 300 Hamilton Blvd.
 Suite 300
 Peoria, IL  61602-1238

EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 27, 1999, included herein or incorporated by reference in this Form
10-K, into CILCORP Inc.'s previously filed Registration
Statements File No. 33-45318, 33-51241 and 33-62105.






                       ARTHUR ANDERSEN LLP



Chicago, Illinois
March 26, 1999