Form 10-Q
period 1999-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1999-05-11
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 1999

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
                      Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
               shares outstanding at March 31, 1999        13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
               held by CILCORP Inc. at March 31, 1999      13,563,871

                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
           FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                INDEX


PART I.   FINANCIAL INFORMATION
                                                           Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                      3-4

            Consolidated Statements of Income                5-6

            Consolidated Statements of Cash Flows            7-8

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                      9-10

            Consolidated Statements of Income                 11

            Consolidated Statements of Cash Flows           12-13

          Statements of Segments of Business                14-15

          Notes to Consolidated Financial Statements
          CILCORP Inc. and Central Illinois Light Company   16-19

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          CILCORP Inc. and Central Illinois Light Company   20-31

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                   31

Item 5:   Other Information                                 31-32

Item 6:   Exhibits and Reports on Form 8-K                    32

Signatures

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                             March 31,   December 31,
                                                1999         1998
ASSETS                                       (Unaudited)
Current assets:
Cash and temporary cash investments          $    2,804 $    1,669
Receivables, less reserves of
  $3,877 and $3,411                             121,125    134,548
Accrued unbilled revenue                         34,802     39,339
Fuel, at average cost                            10,944     13,431
Materials and supplies, at
  average cost                                   14,912     15,435
Gas in underground storage, at
  average cost                                    6,657     20,494
Prepayments and other                             5,986      7,646
                                             ---------- ----------
   Total current assets                         197,230    232,562
                                             ---------- ----------
Investments and other property:
Investment in leveraged leases                  147,481    146,977
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $48,132                         3,352      2,655
Other investments                                21,653     16,882
                                             ---------- ----------
   Total investments and other
     property                                   172,486    166,514
                                             ---------- ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                   1,239,766  1,237,885
   Gas                                          418,981    417,585
                                             ---------- ----------
                                              1,658,747  1,655,470
Less - accumulated provision for
  depreciation                                  830,761    812,630
                                             ---------- ----------
                                                827,986    842,840
Construction work in progress                    36,802     30,075
Other, net of depreciation                        7,156      7,755
                                             ---------- ----------
   Total property, plant and
       equipment                                871,944    880,670
                                             ---------- ----------
Other assets                                     24,219     33,194
                                             ---------- ----------
   Total assets                              $1,265,879 $1,312,940
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                             March 31,  December 31,
                                                1999        1998
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)
Current liabilities:
Current portion of long-term debt            $   43,021 $   13,027
Notes payable                                    80,700     96,200
Accounts payable                                 95,793    128,845
Accrued taxes                                    14,276      8,262
Accrued interest                                  6,974      9,994
FAC/PGA over-recoveries                           2,007        304
Other                                            11,028     14,316
                                             ---------- ----------
    Total current liabilities                   253,799    270,948
                                             ---------- ----------
Long-term debt                                  257,550    288,135
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               238,047    239,305
Regulatory liability of regulated
  subsidiary                                     43,824     46,346
Deferred investment tax credits                  19,069     19,450
Other                                            47,321     47,098
                                             ---------- ----------
    Total deferred credits and
       other liabilities                        348,261    352,199
                                             ---------- ----------
Preferred stock of subsidiary                    66,120     66,120
                                             ---------- ----------
Stockholders' equity:
Common stock, no par value;
  authorized 50,000,000 shares -
  outstanding 13,610,680 shares                 192,853    192,853
Retained earnings                               148,141    143,530
Accumulated other comprehensive
  income                                           (845)      (845)
                                             ---------- ----------
    Total stockholders' equity                  340,149    335,538
                                             ---------- ----------
    Total liabilities and
       stockholders' equity                  $1,265,879 $1,312,940
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC AND SUBSIDIARIES
                  Consolidated Statements of Income
                           (In thousands)*
                             (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                  1999       1998
Revenue:
Electric utility                               $ 80,962   $ 79,177
Gas utility                                      76,797     69,902
Other businesses                                 10,479      5,235
                                               --------   --------
   Total                                        168,238    154,314
                                               --------   --------
Operating expenses:
Fuel for generation and
  purchased power                                30,070     29,016
Gas purchased for resale                         50,771     43,990
Other operations and maintenance                 30,608     28,691
Depreciation and amortization                    18,321     15,984
Taxes, other than income taxes                   11,567     10,788
                                               --------   --------
   Total                                        141,337    128,469
                                               --------   --------
Fixed charges and other:
Interest expense                                  7,212      7,249
Preferred stock dividends of
  subsidiary                                        797        802
Allowance for funds used
  during construction                               (11)        23
Other                                               247        205
                                               --------   --------
   Total                                          8,245      8,279
                                               --------   --------
Income from continuing operations
  before income taxes                            18,656     17,566
Income taxes                                      6,049      6,250
                                               --------   --------
   Net income from
     continuing operations                       12,607     11,316
Income (loss) from operations of
  discontinued business, net of
  tax of $45 and $(2,355)                            28     (3,622)
                                               --------   --------
   Net income                                  $ 12,635   $  7,694
Other comprehensive income                           --         --
                                               --------   --------
Comprehensive income                           $ 12,635   $  7,694
                                               ========   ========












                                  5

Average common shares outstanding -
  basic                                          13,611     13,611
                                               ========   ========
Earnings per common share - basic
   Continuing operations                       $    .93   $    .83
   Discontinued operations                           --       (.26)
                                               --------   --------
     Net income per common
       share - basic                           $    .93   $    .57
                                               ========   ========
Average common shares outstanding -
  diluted                                        13,748     13,690
                                               ========   ========
Earnings per common share - diluted
   Continuing operations                       $    .92   $    .83
   Discontinued operations                           --       (.27)
                                               --------   --------
     Net income per common
       share - diluted                         $    .92   $    .56
                                               ========   ========
Dividends per common share                     $   .615   $   .615
                                               ========   ========

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                   1999      1998
Cash flows from operating activities:
Net income before preferred dividends            $ 13,405  $ 12,117
                                                 --------  --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash lease income and investment income      (1,633)   (1,637)
  Cash receipts in excess of debt service
    on leases                                       1,466       796
  Depreciation and amortization                    18,321    15,984
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net    (3,639)   (2,323)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and
    accrued unbilled revenue                        2,924    10,126
  Decrease in inventories                          16,832    12,793
  (Decrease) in accounts payable                  (22,789)  (11,152)
  Increase in accrued taxes                         9,239     6,756
  Decrease in other assets                          4,602     4,395
  Decrease in other liabilities                    (3,232)   (5,933)
                                                 --------  --------
  Total adjustments                                22,091    29,805
                                                 --------  --------
  Net cash provided by operating activities
    from continuing operations                     35,496    41,922
                                                 --------  --------
  Net cash provided (used) by operating
    activities of discontinued operations             391    (4,978)
                                                 --------  --------
  Cash flow from operations                        35,887    36,944
                                                 --------  --------
Cash flows from investing activities:
Additions to plant                                (10,497)  (12,119)
Other                                               1,400    (6,094)
                                                 --------  --------
  Net cash used by investing activities
    from continuing operations                     (9,097)  (18,213)
                                                 --------  --------
  Net cash used by investing activities
    from discontinued operations                     (395)    4,978
                                                 --------  --------
  Cash flow from investing activities              (9,492)  (13,235)
                                                 --------  --------











                                  7

Cash flow from financing activities:
Net decrease in short-term debt                   (15,500)  (13,700)
Decrease in long-term debt                           (585)   (1,131)
Common dividends paid                              (8,371)   (8,371)
Preferred dividends paid                             (797)     (802)
                                                 --------  --------
   Net cash used by financing activities
     from continuing operations                   (25,253)  (24,004)
                                                 --------  --------
   Net cash used by financing activities
     from discontinued operations                      (7)      (12)
                                                 --------  --------
   Cash flow from financing activities            (25,260)  (24,016)
                                                 --------  --------
Net (decrease) increase in cash and
  temporary cash investments:                       1,135      (307)
Cash and temporary cash investments
  at beginning of year:                             1,669    10,576
                                                 --------  --------
Cash and temporary cash investments at
  March 31                                       $  2,804  $ 10,269
                                                 ========  ========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                      $  9,030  $  8,861

   Income taxes                                  $  3,967  $  4,755

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                             March 31,  December 31,
ASSETS                                         1999         1998
                                            (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,239,766  $1,237,885
  Gas                                           418,981     417,585
                                             ----------  ----------
                                              1,658,747   1,655,470
  Less - accumulated provision
    for depreciation                            830,761     812,630
                                             ----------  ----------
                                                827,986     842,840
Construction work in progress                    36,802      30,075
Plant acquisition adjustments,
  net of amortization                               288         505
                                             ----------  ----------
     Total utility plant                        865,076     873,420
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $48,132)                        3,352       2,655
Other                                             1,191       1,176
                                             ----------  ----------
     Total other property and
       investments                                4,543       3,831
                                             ----------  ----------
Current assets:
Cash and temporary cash investments               1,564       1,362
Receivables, less reserves of
  $1,667 and $1,106                              43,993      35,767
Accrued unbilled revenue                         25,446      31,315
Fuel, at average cost                            10,944      13,431
Materials and supplies,
  at average cost                                14,553      15,062
Gas in underground storage,
  at average cost                                 6,736      20,494
Prepaid taxes                                     1,143       2,265
Other                                             5,094       6,626
                                             ----------  ----------
     Total current assets                       109,473     126,322
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               3,181       3,261
Unamortized debt expense                          1,812       1,852
Prepaid pension cost                                417         417
Other                                            12,298      15,325
                                             ----------  ----------
     Total deferred debits                       17,708      20,855
                                             ----------  ----------
Total assets                                 $  996,800  $1,024,428
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                             March 31,  December 31,
CAPITALIZATION AND LIABILITIES                  1999       1998
                                            (Unaudited)
Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661 $  185,661
Retained earnings                               130,285    135,315
Accumulated other comprehensive income             (845)      (845)
                                             ---------- ----------
        Total common stockholder's equity       315,101    320,131
Preferred stock without mandatory
  redemption                                     44,120     44,120
Preferred stock with mandatory redemption        22,000     22,000
Long-term debt                                  237,896    267,884
                                             ---------- ----------
         Total capitalization                   619,117    654,135
                                             ---------- ----------
Current liabilities:
Current maturities of long-term debt             30,000         --
Notes payable                                    28,800     40,600
Accounts payable                                 40,074     53,260
Accrued taxes                                    14,906      7,303
Accrued interest                                  7,020      9,394
FAC/PGA over-recoveries                           2,007        304
Level payment plan                                   --      1,519
Other                                             4,632      5,261
                                             ---------- ----------
         Total current liabilities              127,439    117,641
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               142,120    141,746
Regulatory liability                             43,824     46,346
Deferred investment tax credit                   19,069     19,450
Capital lease obligation                          1,577      1,703
Other                                            43,654     43,407
                                             ---------- ----------
         Total deferred credits and
           other liabilities                    250,244    252,652
                                             ---------- ----------
Total capitalization and
  liabilities                                $  996,800 $1,024,428
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                  1999       1998
Operating revenue:
Electric                                        $ 80,962  $ 79,178
Gas                                               76,797    69,902
                                                --------  --------
Total operating revenues                         157,759   149,080
                                                --------  --------
Operating expenses:
Cost of fuel                                      24,231    24,342
Cost of gas                                       44,687    40,622
Purchased power                                    5,839     4,674
Other operations and maintenance                  27,702    26,817
Depreciation and amortization                     18,060    15,755
Income taxes                                       6,895     7,777
Other taxes                                       11,561    10,769
                                                --------  --------
      Total operating expenses                   138,975   130,756
                                                --------  --------
Operating income                                  18,784    18,324
                                                --------  --------
Other income and deductions:
Cost of equity funds capitalized                      --        --
Company-owned life insurance, net                   (247)     (205)
Other, net                                          (228)      (82)
                                                --------  --------
      Total other income and
        (deductions)                                (475)     (287)
                                                --------  --------
Income before interest expense                    18,309    18,037
                                                --------  --------
Interest expenses:
Interest on long-term debt                         4,808     4,960
Cost of borrowed funds
  capitalized                                        (11)       23
Other                                              1,005       738
                                                --------  --------
Total interest expense                             5,802     5,721
                                                --------  --------
Net income                                        12,507    12,316
                                                --------  --------
Dividends on preferred stock                         797       802
                                                --------  --------
Net income available for
  common stock                                    11,710    11,514
                                                --------  --------
Other comprehensive income                            --        --
                                                --------  --------
Comprehensive income                            $ 11,710  $ 11,514
                                                ========  ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                   1999      1998
                                                   (In thousands)
                                                     (Unaudited)
Cash flows from operating activities:
Net income before preferred dividends            $ 12,508  $ 12,316

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                   18,276    15,933
   Deferred income taxes, investment tax
     credit and regulatory liability, net          (2,529)   (1,678)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable      (8,226)       48
   Decrease in fuel, materials and supplies,
     and gas in underground storage                16,753    12,789
   Decrease in unbilled revenue                     5,869     9,555
   Decrease in accounts payable                   (13,185)  (10,909)
Increase in accrued taxes and
  interest                                          5,229     5,828
Capital lease payments                                161       161
(Increase) decrease in other current assets         2,654     1,259
Decrease in other current
  liabilities                                        (446)   (3,704)
Decrease in other non-current assets                3,655     4,517
Increase in other non-current liabilities             399       608
                                                 --------  --------
  Net cash provided by operating activities        41,118    46,723
                                                 --------  --------
Cash flows from investing activities:
Capital expenditures                              (10,087)  (10,463)
Cost of equity funds capitalized                       --        --
Other                                              (1,330)   (1,163)
                                                 --------  --------
  Net cash used in investing activities           (11,417)  (11,626)
                                                 --------  --------
Cash flow from financing activities:
Common dividends paid                             (16,741)  (13,371)
Preferred dividends paid                             (797)     (802)
Payments on capital lease obligation                 (161)     (161)
Decrease in short-term borrowing                  (11,800)  (20,100)
                                                 --------  --------
  Net cash used in financing activities           (29,499)  (34,434)
                                                 --------  --------
Net increase in cash and temporary
  cash investments                                    202       663

Cash and temporary cash investments at
  beginning of year                                 1,362       699
                                                 --------  --------
Cash and temporary cash investments at
  March 31                                       $  1,564  $  1,362
                                                 ========  ========



                                 12

Supplemental disclosures of cash
  flow information:

Cash paid during the period for:

   Interest (net of cost of borrowed
     funds capitalized)                          $  8,334  $  8,209

   Income taxes                                  $     96  $     --

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended March 31, 1999
                 CILCO    CILCO    CILCO    Other     Discont.
                Electric   Gas     Other  Businesses  Operatns.  Totals
                                     (In thousands)
Revenues        $80,962  $76,797  $   848 $  9,524   $    --    $168,131
Interest income      --       --       78       29        --         107
                -------  -------  ------- --------   -------    --------
   Total         80,962   76,797      926    9,553        --     168,238
                -------  -------  ------- --------   -------    --------
Operating
  expenses       56,328   57,692    1,588    7,408        --     123,016
Depreciation
  and amort.     12,432    5,628      216       45        --      18,321
                -------  -------  ------- --------   -------    --------
   Total         68,760   63,320    1,804    7,453        --     141,337
                -------  -------  ------- --------   -------    --------
Interest exp.     4,151    1,662       --    1,399        --       7,212
Preferred
  stock div.         --       --      797       --        --         797
Fixed charges
  & other exp.      (11)      --      247       --        --         236
                -------  -------  ------- --------   -------    --------
   Total          4,140    1,662    1,044    1,399        --       8,245
                -------  -------  ------- --------   -------    --------
Income from
  continuing
  oper. before
  income taxes    8,062   11,815   (1,922)     701        --      18,656
Income taxes      2,148    4,747     (650)    (196)       --       6,049
                -------  -------  ------- --------   -------    --------
Net income
  from cont.
  operations      5,914    7,068   (1,272)     897        --      12,607
                -------  -------  ------- --------   -------    --------
Effect of
  discontinued
  operations         --       --       --       --        28          28
                -------  -------  ------- --------   -------    --------
Segment net
  income        $ 5,914  $ 7,068  $(1,272)$    897   $    28    $ 12,635
                =======  =======  ======= ========   =======    ========




















Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended March 31, 1998
                 CILCO    CILCO    CILCO    Other     Discont.
                Electric   Gas     Other  Businesses  Operatns.  Totals
                                    (In thousands)
Revenues        $79,178  $69,902  $    35 $  5,127    $    --    $154,242
Interest income      --       --       36       36         --          72
                -------  -------  ------- --------    -------    --------
   Total         79,178   69,902       71    5,163         --     154,314
                -------  -------  ------- --------    -------    --------
Operating
  expenses       54,431   52,793      672    4,589         --     112,485
Depreciation
  and amort.     11,218    4,537      178       51         --      15,984
                -------  -------  ------- --------    -------    --------
   Total         65,649   57,330      850    4,640         --     128,469
                -------  -------  ------- --------    -------    --------
Interest exp.     4,074    1,624       --    1,551         --       7,249
Preferred
  stock div.         --       --      802       --         --         802
Fixed charges
  & other exp.       23       --      205       --         --         228
                -------  -------  ------- --------    -------    --------
   Total          4,097    1,624    1,007    1,551         --       8,279
                -------  -------  ------- --------    -------    --------
Income from
  continuing
  oper. before
  income taxes    9,432   10,948   (1,786)  (1,028)        --      17,566
Income taxes      3,422    4,355     (697)    (830)        --       6,250
                -------  -------  ------- --------    -------    --------
Net income
  from cont.
  operations      6,010    6,593   (1,089)    (198)        --      11,316
                -------  -------  ------- --------    -------    --------
Effect of
  discontinued
  operations         --       --       --       --     (3,622)     (3,622)
                -------  -------  ------- --------    -------    --------
Segment net
  income        $ 6,010  $ 6,593  $(1,089)$   (198)   $(3,622)   $  7,694
                =======  =======  ======= ========    =======    ========

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries (QST Environmental Inc., formerly known as Environmental Science & Engineering, Inc. (ESE), QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc.) and CILCORP's other subsidiaries (collectively, the Company) after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding new subsidiary CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued (see Note 4.) and, therefore, are being reported as discontinued operations in the financial statements. Prior year amounts have been reclassified on a basis consistent with the 1999 presentation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 1998 Annual Report on Form 10-K.

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

During the three months ended March 31, 1999, CILCO paid approximately $132,000 to outside parties for former gas manufacturing plant site monitoring, remediation and legal fees, and expects to spend approximately $480,000 during the remainder of 1999. A $1.6 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur and recover in the future. Coal tar remediation costs incurred through March 1999 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through March 31, 1999, CILCO has recovered approximately $6.5 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO's Union Contracts

The International Brotherhood of Electrical Workers Local 51 (IBEW) ratified its current agreement on October 10, 1997. The current contract expires on July 1, 2000. The IBEW represents approximately 392 CILCO gas and electric department employees. The National Conference of Firemen and Oilers Local 8 (NCF&O), ratified its current agreement on October 23, 1998. The current contract expires on July 1, 2001. The NCF&O represents approximately 202 CILCO power plant employees.

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

In January 1997, CILCO intervened in a proceeding before the Federal Energy Regulatory Commission (FERC) to raise contract issues relating to CIPS' proposal to engage with a second utility in joint dispatch of their respective generating units. CILCO also challenged the validity of the power agreements with CIPS because of CIPS' failure to obtain FERC approval of the agreements. In the alternative, CILCO requested that FERC provide an "open season" during which CILCO may cancel the power agreements in whole or in part. In an October 1997 order, FERC rejected CILCO's challenges to joint dispatch and denied CILCO's request for an open season. However, CIPS was ordered to file the agreements with FERC and, on its own motion, FERC initiated a separate proceeding to investigate the terms of the agreements. Hearings in that proceeding have concluded, and the Administrative Law Judge entered an order in December 1998 finding the agreements are, with minor exceptions, just and reasonable. CILCO is appealing that order to FERC and is requesting FERC to order refunds by CIPS for CIPS' failure to file the 1990 agreement before providing service to CILCO under that agreement. FERC's October 1997 order in the joint dispatch proceeding failed to address certain contract issues raised by CILCO. FERC denied rehearing of that order in February 1998, and CILCO appealed to the United States Court of Appeals for the District of Columbia Circuit for a review of FERC's orders concerning the CIPS agreements. The Court dismissed the appeal because the issues raised by CILCO before the Court of Appeals can still be considered by FERC in the separate proceeding. CILCO will have the right to appeal after FERC enters its final order in the separate proceeding.

CILCO also filed a separate complaint at FERC in December 1998, challenging the manner in which CIPS is performing, or failing to perform, under the agreements and has notified CIPS that CILCO considers CIPS to be in default under the agreements. On the ground that CIPS is in default regarding performance under the 1992 agreement, CILCO suspended capacity reservation payments to CIPS under the agreement as of January 21, 1999. On April 30, 1999, FERC issued an order finding that CIPS violated the agreements by placing the other utility ahead of CILCO in the pricing queue by virtue of CIPS' joint dispatch arrangement. Subject to the outcome of the separate proceeding in which FERC is reviewing the agreements, CIPS was directed to recompute CILCO's energy bills to reflect the correct contractual pricing under the agreements, and to refund the difference with interest. FERC did not order termination of the agreements, and CILCO anticipates that purchases of power from CIPS under the agreements will be resumed. CILCO cannot predict whether CIPS will seek rehearing or an appeal of FERC's decision. If CILCO's position is not upheld in any rehearing or appeal, CILCO could be required to pay the suspended capacity reservation charges, which are currently $865,000 per month, plus interest, to CIPS. Pending resumption of purchases under the agreements, CILCO is purchasing power and energy from other sources.

NOTE 4.  QST Enterprises Discontinued Operations

Due to uncertainties related to energy deregulation across the country, the illiquidity of certain energy markets and its pending acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis - Illinois Electric Deregulation). As a result, the Company decided in the fourth quarter of 1998 to attempt to sell its 100% ownership interest in QST Environmental Inc., a first-tier subsidiary of QST Enterprises Inc. providing environmental consulting and engineering services. On May 7, 1999, QST Enterprises Inc. signed a definitive agreement for the sale of QST Environmental Inc. to MACTEC, Inc., a privately-held company which provides environmental management services, for approximately $18 million in cash. The effective date of the sale is scheduled for the first week of June 1999. In August 1998, QST Enterprises Inc. sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, for $20 million cash and stock options valued at $5.5 million. Since incurring material losses in the wholesale electricity market in June 1998 and subsequent losses in its energy operations outside of Illinois, QST Energy has transferred its Pennsylvania retail customers to other marketers, ceased its Houston-based energy trading operations, and is seeking to terminate its obligation to provide electricity to its non-Illinois customers. Accordingly, the operations of QST Enterprises Inc. and its subsidiaries are shown as discontinued operations in the statements of income. The Company's investment in QST Enterprises Inc. (excluding CILCORP Infraservices Inc.), as of March 31, 1999, on the accompanying consolidated balance sheet, consists primarily of $8.7 million in working capital, $6.5 million in fixed assets and $11.6 million of investments and other assets. Prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 5.  Financial Instruments and Price Risk Management

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its natural gas business activities. However, it does not currently utilize these instruments to hedge its electric purchase and sale transactions or to participate in energy trading activities. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas. CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net loss reflected in operating results from derivative financial instruments was approximately $36,000 for the first quarter 1999. As of March 31, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of .6 Bcf and natural gas sales of 2.8 Bcf for commitments through September 2000. The net deferred gain and carrying amount on these fixed-price derivatives at March 31, 1999 was approximately $345,000. At
March 31, 1999, CILCORP had open positions in derivative financial instruments used to hedge basis of 3.4 Bcf for commitments through October 1999. The net deferred gain on these basis derivatives at March 31, 1999, was approximately $76,000.

NOTE 6.  New Accounting Pronouncements

In December 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, starting January 1999, with changes in fair value recorded in earnings. QST's energy trading activities, as defined by EITF 98-10, were marked to market at December 31, 1998, and accounted for as discontinued operations. CILCORP has adopted EITF 98-10, but currently anticipates that its future activities will not be classified as energy trading operations under EITF 98-10. Management therefore does not expect EITF 98-10 to have a material effect on CILCORP's 1999 results of operations unless there is a material change in the market value of the open energy sale commitments included in discontinued operations in 1998.

AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued in March 1998. This SOP provides guidance on both the accounting for the costs of software developed or obtained for internal use and the determination of whether computer software is for internal use. This SOP applies to all non-governmental entities and is effective for financial statements beginning after December 15, 1998. The Company has adopted this SOP and does not expect it to have a material effect on its financial position, results of operations or cash flows.

NOTE 7.  Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The shares calculated for dilutive potential result from Award Agreements entered into pursuant to the CILCORP Shareholder Return Incentive Compensation Plan.

                                                  Three Months Ended
                                                       March 31,
                                                     1999     1998
                                                    (In thousands)
Income available to common shareholders            $12,635  $ 7,694

Weighted average number of common shares
  used in Basic Earnings Per Share                  13,611   13,611

Weighted number of dilutive potential common
  shares used in Diluted Earnings Per Share            137       79

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 1998 and prior years, the financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflected the operations of Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), and their subsidiaries. On November 23, 1998, the Company announced that The AES Corporation (AES) has offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. On March 10, 1999, the Illinois Commerce Commission issued its approval of CILCORP's merger with AES. Other required approvals are in process. The Company anticipates that this transaction will close in the third quarter of 1999.

As a result of the pending acquisition and after reviewing its business plans, the Company decided in late 1998 to attempt to sell its 100% ownership interest in QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST that provides environmental consulting and engineering services. On May 7, 1999, QST agreed to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The sale is expected to be effective in the first week of June 1999. QST had sold another of its subsidiaries, QST Communications Inc., in August 1998.

In June 1998, QST Energy Inc. (QST Energy), another first-tier subsidiary of QST, incurred a material loss related to wholesale electricity contracts, triggered by an unprecedented increase in short-term wholesale electricity prices. QST Energy closed its electric and gas non-retail positions and, in the fourth quarter of 1998, closed its Houston energy trading office and transferred its Pennsylvania retail electric and gas customers to other marketers.
In late 1998, QST Energy began negotiating with its remaining non-Illinois commercial customers to end its obligations to provide electric service over the remaining terms of its contracts with them.

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and its pending acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Item 5: Other Information - Illinois Electric Deregulation). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois electric customers outside its traditional Central Illinois service territory. As a result of these events, the Company is reporting the results of QST Enterprises and its subsidiaries (excluding CILCORP Infraservices Inc., which began operations in 1999) as discontinued operations (see Note 4).

The Other Businesses segment includes the operations of the holding company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI) and CILCORP Infraservices Inc. which provides utility infrastructure operation and maintenance services.

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

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A. The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; third party compliance with Year 2000 requirements; the inability to identify and remediate or replace embedded computer chips in affected equipment; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; environmental protection and compliance costs and regulatory actions regarding the proposed merger with AES.
Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries. CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

                    Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures. The Agreement and Plan of Merger (The Agreement) between the Company and The AES Corporation provides for the ongoing payment of common dividends, not to exceed the average for the four quarterly dividend payments prior to the effective date of The Agreement, pending the merger.

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On March 31, 1999, CILCORP had committed bank lines of credit of $60 million, of which $51.9 million was used.

The Company had $30.5 million of medium-term notes outstanding at March 31, 1999. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $10.1 million for the three months ended March 31, 1999. Capital expenditures are anticipated to be approximately $46.5 million for the remainder of 1999 and are estimated to be $51 million in 2000. Included in 1999 and 2000 capital expenditures are $11.8 million and $5.8 million, respectively, for information technology projects.

CILCO retired $10.65 million of medium-term notes in June 1998.
CILCO does not plan to issue long-term debt during the remainder of 1999. CILCO intends to finance its 1999 and 2000 capital expenditures with funds provided by operations.

As of March 31, 1999, CILCO had committed bank lines of credit aggregating $45 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $28.8 million of commercial paper outstanding at March 31, 1999 and expects to issue commercial paper periodically throughout the remainder of 1999.

QST

Working capital balances at QST (excluding QST Environmental) decreased by $12.5 million during the first quarter of 1999, primarily due to an increase in borrowings from the Holding Company. QST borrowed funds from the Holding Company as a result of two California commercial customers not paying QST for energy delivered (see Results of Operations - QST Enterprises Discontinued Operations). QST expects to finance working capital needs with funds provided by the Holding Company as QST's operations are discontinued. At March 31, 1999, QST (excluding QST Environmental) had outstanding debt to the Holding Company of $14.3 million.

QST Environmental spent $.4 million for capital additions and improvements during the first quarter of 1999. QST Environmental has a line of credit with CILCORP under which it may borrow up to $15 million, depending upon the amount of QST Environmental's receivables and fixed assets. This line of credit expires in May 2000. At March 31, 1999, QST Environmental had borrowed $6.6 million from CILCORP. Based upon its current receivables and fixed assets, QST Environmental has an additional $8.4 million available under this revolving line of credit. QST Environmental anticipates that cash and short-term investments, funds generated by operations and amounts available under the Holding Company line of credit will be sufficient to meet its anticipated working capital requirements prior to its sale.

CIM

At March 31, 1999, CIM had $38 million of outstanding debt owing to CILCORP. During 1997 and prior years, CIM committed to invest $16.6 million in affordable housing tax credit funds. Through March 31, 1999, approximately $14.7 million of these commitments had been funded. CIM expects to contribute approximately $1 million in cash for these investments during the remainder of 1999, and lesser amounts each year thereafter through 2006. These investments will be funded through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1999 with a combination of funds generated internally and funds provided by CILCORP.

CVI

At March 31, 1999, CVI had outstanding debt of $.4 million, borrowed from CILCORP. CVI expects to finance its activities and working capital needs during the remainder of 1999 with a combination of funds generated internally and with funds provided by CILCORP.

                              Year 2000

The Company is continuing its progress toward making its computer systems and operations ready for the year 2000. CILCO began evaluating its information technology systems in 1996. Systems were reviewed and a schedule was developed for the analysis of all computer application code and for the replacement or modification of those systems that were identified as obsolete and/or having potential Year 2000 (Y2K) issues. Replacement of several major computer systems with Y2K issues began in 1997. A Y2K team was established in March 1998, consisting of personnel from each operating division of CILCO. In conjunction with the formation of the Y2K team, an outside firm specializing in Y2K projects was retained to assist CILCO with its overall Y2K project plans. CILCO has also worked with an independent audit team to evaluate the status of the Y2K project. The project was divided into three phases, as follows:

Phase I tasks included an inventory of all present systems for embedded chips having potential Y2K issues, contacting all manufacturers of embedded chip devices for the Y2K status of these devices, identifying and surveying all critical suppliers, and conducting an inventory of all information technology hardware and software for analysis of Y2K problems. Phase I was completed in August 1998.

Phase II is currently in progress. This phase includes Y2K compliance testing of all suspect embedded chip devices identified in Phase I in the power plants, service centers, and business offices. In addition, two separate groups of outside consultants evaluated all mainframe application code to identify specific instances of date problems in each application program for systems that are not being replaced. Phase II has been completed except for the testing of approximately 20% of embedded chip devices associated with electric and gas transmission and distribution and power plant operations. This testing will occur during the second quarter of 1999.

Phase III is also in progress and includes the upgrade/replacement and re-testing of embedded chip devices found not to be Y2K compliant during Phase II. This phase includes completion of mainframe computer operating software upgrades to current Y2K compliant versions and defining Y2K contingency plans for each business unit. Computer application code that was determined to have Y2K date related problems during Phase II will be corrected. Testing of all applications which have undergone Y2K upgrades/modifications, testing of operating system software, and development and testing of contingency plans through simulation or actual tests, where practical, will complete Phase III, which is expected to be completed by October 1999. Systems identified as critical to the continued provision of utility services will be of particular focus during the testing portion of Phase III. These critical systems are generating station equipment, electric transmission and distribution control systems, gas delivery control systems, and telecommunications systems.

An estimated $2 million (historical and future costs) will be spent for embedded chip analysis, vendor management, application code scanning, remediation, testing and contingency planning at CILCO. Approximately $30.7 million will have been spent prior to the year 2000 for system replacements or hardware upgrades initiated for business purposes other than solely for Y2K compliance.

QST Environmental is scheduled to complete the upgrade of its billing and project accounting system to a Y2K compliant version by June
1999. Replacement of this system will cost approximately $1 million, $624,000 of which was spent in 1998.

CILCO is working both internally and with utility industry groups, including the Mid-America Interconnected Network (MAIN) and the North American Electric Reliability Council (NERC), to identify and plan for all identified risks associated with the Y2K issue. While these groups are modeling potential worst case scenarios, the probability of extreme disruptions due to Y2K issues is considered extremely low. CILCO's Y2K team has identified the most likely worst case scenario to be an interruption in service by a critical supplier.

Consequently, alternate sources for supplies have been identified and the need for CILCO to stock additional inventories of critical items is being evaluated.

CILCO is also following the contingency planning process recognized by MAIN and NERC. Accordingly, CILCO has established a Y2K contingency planning team that has received training in contingency planning techniques and goals. The team is collecting data and contingency planning began in March 1999. Within this structure, CILCO submitted its contingency plans to MAIN on March 31, 1999.
MAIN is then required to submit plans to NERC by June 30, 1999. This contingency planning process is expected to continue through the fourth quarter 1999, and will include CILCO's participation in the NERC industry-wide drills during the spring and fall of 1999.

The Company currently believes it will be able to adequately address Y2K issues, as discussed above, through a combination of modifications of certain existing programs and systems, the replacement of others with new software that is Y2K compliant, and the development of contingency plans. If such modifications and conversions are not made, however, or are not made in a timely manner, the Y2K issue could have a material impact on the Company's operations. In addition, management cannot predict the nature or impact on operations of third-party noncompliance with Y2K requirements beyond the assurances given during critical vendor assessments.

                        Price Risk Management

The majority of CILCORP's energy sales at the end of the first quarter 1999 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Illinois Electric Deregulation), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs. Thus, there is very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase. At March 31, 1999, QST's non-Illinois electric operations and gas trading activities have been accounted for as discontinued operations (see Note 4).

The market risk inherent in the activities of CILCORP (exclusive of regulated Illinois tariff customers) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At
March 31, 1999, CILCORP engaged in deregulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These deregulated activities had net open market price risk positions of approximately 14,000 MWh of electricity and 0.1 Bcf of natural gas. A market price sensitivity of 10% applied to these positions is not material to the Company. At March 31, 1999, QST's discontinued operations had a net open market price risk in electricity of approximately 0.3 million MWh. Assuming a 10% adverse change in market prices, the Company would record an additional loss of $0.8 million. Actual results may differ materially. See Note 5 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instruments owned by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

                        Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 1999 and 1998.

                                               Three Months Ended
                                                    March 31,
Components of Electric Operating Income           1999      1998
                                                  (In thousands)
                                                    (Unaudited)
Revenue:
  Electric retail                                $76,696   $73,357
  Sales for resale                                 4,266     5,821
                                                 -------   -------
     Total revenue                                80,962    79,178
                                                 -------   -------
Cost of sales:
  Cost of fuel                                    24,231    24,342
  Purchased power                                  5,839     4,674
  Revenue taxes                                    4,643     4,317
                                                 -------   -------
     Total cost of sales                          34,713    33,333
                                                 -------   -------
Gross margin                                      46,249    45,845
                                                 -------   -------
Operating expenses
  Other operation and maintenance                 19,250    18,899
  Depreciation and amortization                   12,432    11,218
  Other taxes                                      2,365     2,199
                                                 -------   -------
     Total operating expenses                     34,047    32,316
                                                 -------   -------
Total                                             12,202    13,529
                                                 -------   -------
Fixed charges and other
  Cost of equity funds capitalized                    --        --
  Interest on long-term debt                       3,433     3,546
  Cost of borrowed funds capitalized                 (11)       23
  Other interest                                     718       528
                                                 -------   -------
     Total                                         4,140     4,097

Income before income taxes                         8,062     9,432
  Income taxes                                     2,148     3,422
                                                 -------   -------
Electric income                                  $ 5,914   $ 6,010
                                                 =======   =======

Electric gross margin increased 1% for the three months ended
March 31, 1999, compared to the same period in 1998. While retail sales increased, these increases were offset by significant decreases in sales for resale. Retail kilowatt hour (KWh) sales increased 9% for the three months ended March 31, 1999, compared to the first quarter of 1998. Residential and commercial sales increased 9% and 6%, respectively, for the three months ended March 31, 1999, compared to the same period in 1998. Heating degree days were 13% higher for the three months ended March 31, 1999, compared to the same period in 1998. Industrial sales increased 10% for the three months ended March 31, 1999. Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest industrial program in April 1998.

Sales for resale decreased 27% for the first quarter of 1999, compared to the same period in 1998, due to lower available capacity for bulk sales. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. In the future, CILCO expects increased activity in the sales for resale and purchased power markets.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel remained relatively constant in the first quarter of 1999 compared to the same period in 1998. Purchased power increased 25% for the quarter ended March 31, 1999, compared to the same periods in 1998. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. The costs of purchased power for retail customers are passed through to those customers via the fuel adjustment clause (FAC).

Electric operation and maintenance expense increased 2% for the three months ended March 31, 1999, compared to the same period in 1998.
The increase for the quarter was mainly due to an increase in medical expenses and computer software costs, partially offset by lower outside services costs.

Fixed charges and other expenses remained relatively constant in 1999 compared to 1998.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 1999 and 1998.

                                                Three Months Ended
                                                     March 31,
Components of Gas Operating Income               1999        1998
                                                  (In thousands)
                                                    (Unaudited)
Revenue:
  Sale of gas                                    $75,431   $68,280
  Transportation services                          1,366     1,622
                                                 -------   -------
     Total revenue                                76,797    69,902
                                                 -------   -------
Cost of sales:
  Cost of gas                                     44,687    40,622
  Revenue taxes                                    3,751     3,492
                                                 -------   -------
     Total cost of sales                          48,438    44,114
                                                 -------   -------
Gross margin                                      28,359    25,788
                                                 -------   -------
Operating expenses
  Other operation and maintenance                  8,452     7,918
  Depreciation and amortization                    5,628     4,537
  Other taxes                                        802       761
                                                 -------   -------
     Total operating expenses                     14,882    13,216
                                                 -------   -------
Total                                             13,477    12,572
                                                 -------   -------
Fixed charges and other
  Cost of equity funds capitalized                    --        --
  Interest on long-term debt                       1,375     1,414
  Cost of borrowed funds capitalized                  --        --
  Other interest expense                             287       210
                                                 -------   -------
     Total                                         1,662     1,624

Income before income taxes                        11,815    10,948
  Income taxes                                     4,747     4,355
                                                 -------   -------
Gas income                                       $ 7,068   $ 6,593
                                                 =======   =======

Gas gross margin increased 10% for the first quarter ended March 31, 1999, compared to the same period in 1998. Residential and commercial sales volumes increased 19% and 12%, respectively, for the quarter ended March 31, 1999, primarily due to colder weather. Heating degree days were 13% higher for the quarter ended March 31, 1999, compared to the same period in 1998. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services decreased 16% while gas transportation sales volumes remained relatively constant for the first quarter ended March 31, 1999, compared to the same period in 1998.

The cost of gas increased 10% for the quarter ended March 31, 1999, compared to the same period in 1998, due to increased gas sales offset partially by lower natural gas prices. These changes were passed through to customers via the PGA.

Gas operation and maintenance expense increased 7% for the three months ended March 31, 1999, compared to the same period in 1998.
The increase for the three months ended March 31, 1999, was primarily due to increased medical expenses and computer software costs, partially offset by a decrease in outside services costs.

Income and other taxes expense increased for the three months ended March 31, 1999, due to higher pre-tax operating income.

Fixed charges and other expenses remained relatively constant in 1999 compared to 1998.

CILCO Other

The following table summarizes other income and deductions for the three months ended March 31, 1999 and 1998.

Components of Other Income                     Three Months Ended
    and Deductions                                  March 31,
                                                 1999       1998
                                                  (In thousands)
                                                   (Unaudited)
Revenue                                          $   848   $    35
Interest income                                       78        36
Amortization                                        (216)     (178)
Operating expenses                                (1,588)     (672)
Preferred stock dividends                           (797)     (802)
Other                                               (247)     (205)
                                                 -------   -------
Other income (deductions)                         (1,922)   (1,786)
   Income taxes (benefit)                           (650)     (697)
                                                 -------   -------
      Other income (deductions), net             $(1,272)  $(1,089)
                                                 =======   =======

Other revenues and the related operating expenses increased for the three months ended March 31, 1999, due to increased nonregulated electricity sales in Illinois outside of CILCO's service territory. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST.

Other Businesses Operations

The following table summarizes the components of Other Businesses income (loss) for the three months ended March 31, 1999 and 1998.

Components of Other Businesses                   Three Months Ended
Net Income (Loss)                                    March 31,
                                                  1999        1998
                                                   (In thousands)
                                                    (Unaudited)
Revenue:
Leveraged lease revenue                           $1,957    $1,833
Other revenue                                      7,596     3,330
                                                  ------    ------
   Total revenue                                   9,553     5,163

Expenses:
  Operating expenses                               7,403     4,572
  Depreciation and amortization                       45        51
  Interest expense                                 1,399     1,551
  Other taxes                                          5        17
                                                  ------    ------
  Total expenses                                   8,852     6,191

Income (loss) before income taxes                    701    (1,028)
   Income tax benefit                               (196)     (830)
                                                  ------    ------
Other businesses net income (loss)                $  897    $ (198)
                                                  ======    ======

Other revenues increased 85% for the three months ended March 31, 1999, primarily due to increased CVI gas marketing revenue and revenue from a new subsidiary, CILCORP Infraservices Inc.

Operating expenses increased for the three months ended March 31, 1999, compared to the corresponding period in 1998, primarily due to increased expenses at CVI related to the gas retail marketing program and at CILCORP Infraservices Inc., while interest expense decreased due to lower average debt balances.

Income and other taxes increased in the three months ended March 31, 1999, compared to the corresponding period in 1998, primarily due to an increase in pre-tax income.

QST Enterprises Discontinued Operations

The results of QST Enterprises Inc. (QST) and its past and present subsidiaries - QST Communications, QST Environmental and QST Energy - are reported in 1999 and prior periods as discontinued operations
(see Note 4). The table below shows the components of the discontinued operations.

Income (loss) from operations of discontinued businesses, net of tax:

                                           Three Months Ended
                                               March 31,
                                             1999     1998
                                            (In thousands)
                                              (Unaudited)
QST Communications, net of tax of
  $(175)                                   $    --   $  (266)
QST Enterprises (excluding QST
  Environmental and QST Communications),
  net of tax of $(1,942)                        --    (2,955)
QST Environmental, net of tax of $(45)
  and $(238)                                    28      (401)
                                           -------   -------
                                           $    28   $(3,622)
                                           =======   =======

In August 1998, QST sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, to McLeod USA for $20 million cash and McLeod stock options valued at $5.5 million, resulting in an after-tax gain of approximately $8.3 million.
Operating losses incurred by QST Communications during the first quarter of 1998 are shown in the table above.

During the fourth quarter of 1998, QST Enterprises Inc. and QST Energy ceased operations, except for fulfillment of contractual commitments for 1999 and beyond, and recorded loss provisions for the discontinued energy operations. Financial results for the first quarter of 1999 were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss for the quarter.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. QST Energy has moved to dismiss this suit filed in California as duplicative of the suits pending in Illinois. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claim. The accounts receivable reflected in CILCORP's consolidated balance sheet at March 31, 1999, for these two customers, totaled $14.2 million. Under the terms of the contract, QST Energy is in the process of terminating delivery of electricity to the two customers.

QST's losses for the first quarter of 1998 were primarily due to wholesale gas trading losses and general and administrative expenses incurred to support the retail and wholesale operations during the first quarter of 1998.

On May 7, 1999, QST signed a definitive agreement to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The sale is expected to be effective in the first week of June 1999.

QST Environmental recorded a provision for estimated losses related to the sale or discontinuance of its business, including estimated losses related to assets and obligations, such as the laboratories, not integral to the environmental consulting business activities to be sold. QST Environmental's improved results from operations of discontinued business for the first quarter of 1999, as compared to the same period in 1998, resulted primarily from decreases in operating expenses, partially offset by decreases in laboratory revenues following the closing of the Gainesville Laboratory.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1998 Annual Report on Form 10-K (the "1998 Form 10-K") and to "Note 2. Contingencies" and "QST Enterprises Discontinued Operations", herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

Item 5:  Other Information

Illinois Electric Deregulation

In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective. The Customer Choice Law began a nine-year transition process to a fully competitive market for electricity in Illinois, with all customers being able to choose their electricity supplier by May 1, 2002. (Transition charges may be collected through 2006.) The Customer Choice Law also requires residential base rate reductions which vary by utility. CILCO began its reduction in residential base rates with an initial 2% decrease beginning August 1998. (Refer to the caption "Competition" in Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders.)

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

Seven of the eligible customers elected to participate in this pilot program. Caterpillar Inc., with three eligible accounts, elected to form a strategic alliance with CILCORP and receive value-added energy and environmental products and services rather than taking its entire Power Quest allocation from suppliers other than CILCO. Based on Power Quest participation levels by eligible industrial customers, CILCORP experienced a reduction of $1.6 million in pre-tax income for the first three months of 1998 (including electric margin lost by CILCO, CVI costs associated with the Caterpillar alliance, and QST margin on sales to Power Quest industrial customers). Costs associated with the Caterpillar alliance are included in Other Businesses Operations for the three months ended March 31, 1998.

Six of the Power Quest industrial program participants have signed contracts for electric service with CILCO which extend 18 months or more beyond October 1, 1999, when they would have become eligible to select alternative suppliers under the Customer Choice Law. CILCO is exploring electric service contract terms with the remaining initially eligible customers and with other key industrial and commercial customers.

In the other Power Quest electric program, CILCO designated six areas within its service territory as Open Access Sites for up to five years. Based upon participation levels by eligible commercial and residential customers, CILCORP experienced a reduction of approximately $166,000 in pre-tax income for the first three months of 1999. In December 1998, CILCO received approval from the Illinois Commerce Commission (ICC) to eliminate this program, effective May 1, 1999.

While CILCO has not filed with the ICC to terminate the gas residential pilot program, its affiliate, QST Energy, withdrew from participation in the program in August 1998. Most gas customers that had been served by QST have returned to CILCO or other affiliates. Participation in the gas pilot program by marketers other than QST has been minimal. This program did not have a material impact on CILCORP's financial position or results of operations for 1998 or the first three months of 1999. Management further believes this program will not have a material adverse impact on CILCORP's future financial position or results of operations.

Voluntary Early Retirement Program

As part of a continuing effort to better position itself for competition in the energy services industry, in April 1999, CILCO offered Voluntary Early Retirement Programs to employees in its electric power generation area, including employees represented by the NCF&O. A total of 118 employees are eligible to retire, effective as early as June 1, 1999. If 100% of the eligible employees chose to retire under the programs, CILCO estimates it would incur an after-tax charge to earnings of approximately
$13.4 million. However, fewer than 100% of those eligible are expected to accept the offer under these programs.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

   A Form 8-K was filed on March 22, 1999, regarding Year 2000 issues.

                             SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CILCORP Inc.
                                               (Registrant)



Date  May 11, 1999
                                                R. O. Viets
                                                R. O. Viets
                                             President and Chief
                                              Executive Officer



Date  May 11, 1999
                                              T. D. Hutchinson
                                              T. D. Hutchinson
                                                 Controller

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  May 11, 1999
                                     R. J. Sprowls
                                     R. J. Sprowls
                                 Vice President and Chief
                                    Financial Officer



Date  May 11, 1999
                                    T. D. Hutchinson
                                    T. D. Hutchinson
                                  Controller and Manager
                                       of Accounting