Form 10-Q
period 1999-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1999-08-12
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly period ended June 30, 1999

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
                      Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at June 30, 1999        13,610,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at June 30, 1999      13,563,871

                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                INDEX


PART I.   FINANCIAL INFORMATION
                                                             Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                        3-4

            Consolidated Statements of Income                  5-6

            Consolidated Statements of Cash Flows              7-8

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                        9-10

            Consolidated Statements of Income                  11

            Consolidated Statements of Cash Flows             12-13

          Statements of Segments of Business                  14-17

          Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company   18-21

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            CILCORP Inc. and Central Illinois Light Company   22-33

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                    33

Item 4:   Submission of Matters to a Vote of Security Holders  33

Item 5:   Other Information                                   33-35

Item 6:   Exhibits and Reports on Form 8-K                     35

Signatures

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                              June 30,   December 31,
                                                1999       1998
ASSETS                                      (Unaudited)
Current assets:
Cash and temporary cash investments          $    3,541 $    1,669
Receivables, less reserves of
  $1,657 and $3,411                              68,405    134,548
Accrued unbilled revenue                         27,800     39,339
Fuel, at average cost                             9,049     13,431
Materials and supplies, at
  average cost                                   16,444     15,435
Gas in underground storage, at
  average cost                                   12,478     20,494
Prepayments and other                             8,639      7,646
                                             ---------- ----------
   Total current assets                         146,356    232,562
                                             ---------- ----------
Investments and other property:
Investment in leveraged leases                  143,297    146,977
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $51,871 and $48,132             2,362      2,655
Other investments                                21,698     16,882
                                             ---------- ----------
   Total investments and other
     property                                   167,357    166,514
                                             ---------- ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                   1,245,551  1,237,885
   Gas                                          420,812    417,585
                                             ---------- ----------
                                              1,666,363  1,655,470
Less - accumulated provision for
  depreciation                                  846,954    812,630
                                             ---------- ----------
                                                819,409    842,840
Construction work in progress                    45,576     30,075
Other, net of depreciation                          610      7,755
                                             ---------- ----------
   Total property, plant and
       equipment                                865,595    880,670
                                             ---------- ----------
Other assets                                     23,327     33,194
                                             ---------- ----------
   Total assets                              $1,202,635 $1,312,940
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                             June 30,    December 31,
                                               1999        1998
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)
Current liabilities:
Current portion of long-term debt            $   43,000 $   13,027
Notes payable                                    73,300     96,200
Accounts payable                                 52,276    128,845
Accrued taxes                                     5,031      8,262
Accrued interest                                  9,386      9,994
FAC/PGA over-recoveries                             367        304
Other                                             4,519     14,316
                                             ---------- ----------
    Total current liabilities                   187,879    270,948
                                             ---------- ----------
Long-term debt                                  257,168    288,135
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               240,446    239,305
Regulatory liability of regulated
  subsidiary                                     41,302     46,346
Deferred investment tax credits                  18,654     19,450
Other                                            58,370     47,098
                                             ---------- ----------
    Total deferred credits and
       other liabilities                        358,772    352,199
                                             ---------- ----------
Preferred stock of subsidiary                    66,120     66,120
                                             ---------- ----------
Stockholders' equity:
Common stock, no par value;
  authorized 50,000,000 shares -
  outstanding 13,610,680 shares                 192,853    192,853
Retained earnings                               140,688    143,530
Accumulated other comprehensive
  income                                           (845)      (845)
                                             ---------- ----------
    Total stockholders' equity                  332,696    335,538
                                             ---------- ----------
    Total liabilities and
       stockholders' equity                  $1,202,635 $1,312,940
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC AND SUBSIDIARIES
                  Consolidated Statements of Income
                           (In thousands)*
                             (Unaudited)
                              Three Months Ended  Six Months Ended
                                    June 30,          June 30,
                                 1999     1998      1999     1998
Revenue:
Electric utility               $ 88,044 $ 88,304  $169,006 $167,482
Gas utility                      25,569   28,310   102,366   98,212
Other businesses                  6,654    5,148    17,133   10,382
                               -------- --------  -------- --------
   Total                        120,267  121,762   288,505  276,076
                               -------- --------  -------- --------
Operating expenses:
Fuel for generation and
  purchased power                27,113   29,313    57,183   58,329
Gas purchased for resale         14,234   16,034    65,005   60,025
Other operations and maintenance 43,116   33,311    73,724   62,001
Depreciation and amortization    16,160   15,982    34,481   31,966
Taxes, other than income taxes    9,349    8,517    20,916   19,305
                               -------- --------  -------- --------
   Total                        109,972  103,157   251,309  231,626
                               -------- --------  -------- --------
Fixed charges and other:
Interest expense                  7,128    7,376    14,340   14,625
Preferred stock dividends of
  subsidiary                        773      797     1,570    1,599
Allowance for funds used
  during construction               (15)     (29)      (26)      (6)
Other                               259      207       506      412
                               -------- --------  -------- --------
   Total                          8,145    8,351    16,390   16,630
                               -------- --------  -------- --------
Income from continuing oper.
  before income taxes             2,150   10,254    20,806   27,820
Income taxes                      1,066    2,519     7,115    8,769
                               -------- --------  -------- --------
   Net income from
     continuing operations        1,084    7,735    13,691   19,051
Loss from operations of
  discontinued business, net of
  tax of $(266), $(5,512) $(221)
  and $(7,867)                     (435)  (8,423)     (407) (12,045)
                               -------- --------  -------- --------
   Net income (loss)           $    649 $   (688) $ 13,284 $  7,006
                               ======== ========  ======== ========














                                  5

Avg. common shares outstanding -
  basic                          13,611   13,611    13,611   13,611
                               ======== ========  ======== ========

Earnings per common share - basic
   Continuing operations       $    .08 $    .56  $   1.01 $   1.40
   Discontinued operations         (.03)    (.62)     (.03)    (.89)
                               -------- --------  -------- --------
     Net income per common
       share - basic           $    .05 $   (.06) $    .98 $    .51
                               ======== ========  ======== ========
Avg. common shares outstanding -
  diluted                        13,752   13,611    13,752   13,690
                               ======== ========  ======== ========
Earnings per common share - diluted
   Continuing operations       $    .08 $    .56  $   1.00 $   1.39
   Discontinued operations         (.03)    (.62)     (.03)    (.88)
                               -------- --------  -------- --------
     Net income per common
       share - diluted         $    .05 $   (.06) $    .97 $    .51
                               ======== ========  ======== ========
Dividends per common share     $   .615 $   .615  $   1.23 $   1.23
                               ======== ========  ======== ========

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                                    1999      1998
Cash flows from operating activities:
Net income before preferred dividends            $ 15,261  $ 20,650
                                                 --------  --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash lease income and investment income      (3,299)   (3,415)
  Cash receipts in excess of debt service
    on leases                                       7,326     5,650
  Depreciation and amortization                    34,481    31,966
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net    (8,748)   (4,094)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and
    accrued unbilled revenue                        7,719    21,343
  Decrease in inventories                          11,374     8,501
  Decrease in accounts payable                    (20,337)  (22,702)
  Increase in accrued taxes                           934     2,630
  Decrease (increase) in other assets               1,700      (512)
  Increase (decrease) in other liabilities          8,339    (1,469)
                                                 --------  --------
  Total adjustments                                39,489    37,898
                                                 --------  --------
  Net cash provided by operating activities
    from continuing operations                     54,750    58,548
                                                 --------  --------
  Net cash provided (used) by operating
    activities of discontinued operations           8,112    (8,738)
                                                 --------  --------
  Cash flow from operations                        62,862    49,810
                                                 --------  --------
Cash flows from investing activities:
Additions to plant                                (27,311)  (29,871)
Proceeds from sale of discontinued operations      17,376        --
Other                                              (4,012)     (909)
                                                 --------  --------
  Net cash used by investing activities
    from continuing operations                    (13,947)  (30,780)
                                                 --------  --------
  Net cash used by investing activities
    from discontinued operations                   (4,838)   (5,359)
                                                 --------  --------
  Cash flow from investing activities             (18,785)  (36,139)
                                                 --------  --------










                                  7

Cash flow from financing activities:
Net (decrease) increase in short-term debt        (22,900)    2,350
Net decrease in long-term debt                       (994)   (2,117)
Common dividends paid                             (16,741)  (16,742)
Preferred dividends paid                           (1,570)   (1,599)
                                                 --------  --------
   Cash flow from financing activities            (42,205)  (18,108)
                                                 --------  --------
Net increase (decrease) in cash and
  temporary cash investments:                       1,872    (4,437)
Cash and temporary cash investments
  at beginning of year:                             1,669    10,576
                                                 --------  --------
Cash and temporary cash investments at
  June 30                                        $  3,541  $  6,139
                                                 ========  ========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                      $ 13,832  $ 13,613

   Income taxes                                  $ 10,872  $  7,068

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                            June 30,    December 31,
ASSETS                                        1999          1998
                                           (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,245,551  $1,237,885
  Gas                                           420,812     417,585
                                             ----------  ----------
                                              1,666,363   1,655,470
  Less - accumulated provision
    for depreciation                            846,954     812,630
                                             ----------  ----------
                                                819,409     842,840
Construction work in progress                    45,576      30,075
Plant acquisition adjustments,
  net of amortization                                72         505
                                             ----------  ----------
     Total utility plant                        865,057     873,420
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $51,871 and $48,132)            2,362       2,655
Other                                             1,205       1,176
                                             ----------  ----------
     Total other property and
       investments                                3,567       3,831
                                             ----------  ----------
Current assets:
Cash and temporary cash investments               3,908       1,362
Receivables, less reserves of
  $1,464 and $1,106                              33,174      35,767
Accrued unbilled revenue                         27,536      31,315
Fuel, at average cost                             9,049      13,431
Materials and supplies,
  at average cost                                16,098      15,062
Gas in underground storage,
  at average cost                                12,402      20,494
Prepaid taxes                                     7,256       2,265
Other                                             8,478       6,626
                                             ----------  ----------
     Total current assets                       117,901     126,322
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               3,101       3,261
Unamortized debt expense                          1,773       1,852
Prepaid pension cost                                417         417
Other                                            12,151      15,325
                                             ----------  ----------
     Total deferred debits                       17,442      20,855
                                             ----------  ----------
Total assets                                 $1,003,967  $1,024,428
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                              June 30,  December 31,
CAPITALIZATION AND LIABILITIES                  1999       1998
                                            (Unaudited)
Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661 $  185,661
Retained earnings                               133,194    135,315
Accumulated other comprehensive income             (845)      (845)
                                             ---------- ----------
        Total common stockholder's equity       318,010    320,131
Preferred stock without mandatory
  redemption                                     44,120     44,120
Preferred stock with mandatory redemption        22,000     22,000
Long-term debt                                  237,909    267,884
                                             ---------- ----------
         Total capitalization                   622,039    654,135
                                             ---------- ----------
Current liabilities:
Current maturities of long-term debt             30,000         --
Notes payable                                    39,300     40,600
Accounts payable                                 34,958     53,260
Accrued taxes                                     8,450      7,303
Accrued interest                                  8,784      9,394
FAC/PGA over-recoveries                             367        304
Level payment plan                                   47      1,519
Other                                             4,294      5,261
                                             ---------- ----------
         Total current liabilities              126,200    117,641
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               139,346    141,746
Regulatory liability                             41,302     46,346
Deferred investment tax credit                   18,654     19,450
Capital lease obligation                          1,449      1,703
Other                                            54,977     43,407
                                             ---------- ----------
         Total deferred credits and
           other liabilities                    255,728    252,652
                                             ---------- ----------
Total capitalization and
  liabilities                                $1,003,967 $1,024,428
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                             Three Months Ended    Six Months Ended
                                   June 30,           June 30,
                               1999      1998      1999      1998
Operating revenue:
Electric                       $ 88,044 $ 88,304  $169,006 $167,482
Gas                              25,569   28,310   102,366   98,212
                               -------- --------  -------- --------
Total operating revenues        113,613  116,614   271,372  265,694
                               -------- --------  -------- --------
Operating expenses:
Cost of fuel                     21,030   21,135    45,261   45,477
Cost of gas                      11,131   13,534    55,818   54,156
Purchased power                   6,083    8,178    11,922   12,852
Other operations and maintenance 37,898   30,876    65,600   57,693
Depreciation and amortization    15,901   15,754    33,961   31,509
Income taxes                      2,464    4,049     9,359   11,826
Other taxes                       9,338    8,495    20,899   19,264
                               -------- --------  -------- --------
      Total operating expenses  103,845  102,021   242,820  232,777
                               -------- --------  -------- --------
Operating income                  9,768   14,593    28,552   32,917
                               -------- --------  -------- --------
Other income and deductions:
Cost of equity funds capitalized     --       --        --       --
Company-owned life insurance, net  (259)    (207)     (506)    (412)
Other, net                         (156)      58      (384)     (24)
                               -------- --------  -------- --------
      Total other income and
        (deductions)               (415)    (149)     (890)    (436)
                               -------- --------  -------- --------
Income before interest expense    9,353   14,444    27,662   32,481
                               -------- --------  -------- --------
Interest expenses:
Interest on long-term debt        4,809    4,922     9,617    9,882
Cost of borrowed funds
  capitalized                       (15)     (29)      (26)      (6)
Other                               876      622     1,881    1,360
                               -------- --------  -------- --------
Total interest expense            5,670    5,515    11,472   11,236
                               -------- --------  -------- --------
Net income before preferred
  dividends                       3,683    8,929    16,190   21,245
                               -------- --------  -------- --------
Dividends on preferred stock        773      797     1,570    1,599
                               -------- --------  -------- --------
Net income available for
  common stock                 $  2,910 $  8,132  $ 14,620 $ 19,646
                               ======== ========  ======== ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                                   1999     1998
                                                   (In thousands)
                                                     (Unaudited)
Cash flows from operating activities:
Net income before preferred dividends            $ 16,190  $ 21,244

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                   34,394    31,865
   Deferred income taxes, investment tax
     credit and regulatory liability, net          (8,240)   (4,205)
Changes in operating assets and liabilities:
   Decrease in accounts receivable                  2,593    15,612
   Decrease in fuel, materials and supplies,
     and gas in underground storage                11,437     8,495
   Decrease in unbilled revenue                     3,778     5,993
   Decrease in accounts payable                   (18,302)  (10,423)
Increase in accrued taxes and interest                537     1,506
Capital lease payments                                323       323
Increase in other current assets                   (6,842)   (1,078)
Decrease in other current liabilities              (2,377)   (3,235)
Decrease in other non-current assets                4,425     2,265
Increase in other non-current liabilities          11,829     1,356
                                                 --------  --------
  Net cash provided by operating activities        49,745    69,718
                                                 --------  --------
Cash flows from investing activities:
Capital expenditures                              (26,587)  (29,865)
Cost of equity funds capitalized                       --        --
Other                                                (678)   (2,891)
                                                 --------  --------
  Net cash used in investing activities           (27,265)  (32,756)
                                                 --------  --------
Cash flow from financing activities:
Common dividends paid                             (16,741)  (21,741)
Preferred dividends paid                           (1,570)   (1,599)
Payments on capital lease obligation                 (323)     (323)
Decrease in short-term borrowing                   (1,300)     (900)
Long-term debt retired                                 --   (10,650)
                                                 --------  --------
  Net cash used in financing activities           (19,934)  (35,213)
                                                 --------  --------
Net increase in cash and temporary
  cash investments                                  2,546     1,749

Cash and temporary cash investments at
  beginning of year                                 1,362       698
                                                 --------  --------
Cash and temporary cash investments at
  June 30                                        $  3,908  $  2,447
                                                 ========  ========



                                 12

Supplemental disclosures of cash
  flow information:

Cash paid during the period for:

   Interest (net of cost of borrowed
     funds capitalized)                          $ 12,397  $ 12,203

   Income taxes                                  $ 19,308  $ 13,588

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended June 30, 1999
                 CILCO    CILCO    CILCO    Other   Discont.
                Electric    Gas    Other  Businesses Oper.    Totals
                                    (In thousands)
Revenues        $88,044  $25,569  $   881 $ 5,711   $    --  $120,205
Interest income      --       --       35      27        --        62
                -------  -------  ------- -------   -------  --------
   Total         88,044   25,569      916   5,738        --   120,267
                -------  -------  ------- -------   -------  --------
Operating
  expenses       64,159   21,321    1,573   6,759        --    93,812
Depreciation
  and amort.     11,354    4,547      216      43        --    16,160
                -------  -------  ------- -------   -------  --------
   Total         75,513   25,868    1,789   6,802        --   109,972
                -------  -------  ------- -------   -------  --------
Interest exp.     4,082    1,603       --   1,443        --     7,128
Preferred
  stock div.         --       --      773      --        --       773
Fixed charges
  & other exp.      (15)      --      259      --        --       244
                -------  -------  ------- -------   -------  --------
   Total          4,067    1,603    1,032   1,443        --     8,145
                -------  -------  ------- -------   -------  --------
Income from
  continuing
  oper. before
  income taxes    8,464   (1,902)  (1,905) (2,507)       --     2,150
Income taxes      3,167     (703)    (717)   (681)       --     1,066
                -------  -------  ------- -------   -------  --------
Net income
  from cont.
  operations      5,297   (1,199)  (1,188) (1,826)       --     1,084
                -------  -------  ------- -------   -------  --------
Effect of
  discontinued
  operations         --       --       --      --      (435)     (435)
                -------  -------  ------- -------   -------  --------
Segment net
  income        $ 5,297  $(1,199) $(1,188)$(1,826)  $  (435) $    649
                =======  =======  ======= =======   =======  ========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended June 30, 1998
                 CILCO    CILCO    CILCO    Other   Discont.
                Electric   Gas     Other  Businesses Oper.    Totals
                                   (In thousands)
Revenues        $88,304  $28,310  $   320 $ 4,653   $    --  $121,587
Interest income      --       --      155      20        --       175
                -------  -------  ------- -------   -------  --------
   Total         88,304   28,310      475   4,673        --   121,762
                -------  -------  ------- -------   -------  --------
Operating
  expenses       58,195   24,023      881   4,076        --    87,175
Depreciation
  and amort.     11,218    4,536      178      50        --    15,982
                -------  -------  ------- -------   -------  --------
   Total         69,413   28,559    1,059   4,126        --   103,157
                -------  -------  ------- -------   -------  --------
Interest exp.     3,964    1,580       --   1,832        --     7,376
Preferred
  stock div.         --       --      797      --        --       797
Fixed charges
  & other exp.      (29)      --      207      --        --       178
                -------  -------  ------- -------   -------  --------
   Total          3,935    1,580    1,004   1,832        --     8,351
                -------  -------  ------- -------   -------  --------
Income from
  continuing
  oper. before
  income taxes   14,956   (1,829)  (1,588) (1,285)       --    10,254
Income taxes      4,759     (710)    (642)   (888)       --     2,519
                -------  -------  ------- -------   -------  --------
Net income
  from cont.
  operations     10,197   (1,119)    (946)   (397)       --     7,735
                -------  -------  ------- -------   -------  --------
Effect of
  discontinued
  operations         --       --       --      --    (8,423)   (8,423)
                -------  -------  ------- -------   -------  --------
Segment net
  income        $10,197  $(1,119)  $ (946)$  (397)  $(8,423) $   (688)
                =======  =======  ======= =======   =======  ========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Six Months Ended June 30, 1999
                 CILCO    CILCO    CILCO    Other    Discont.
                Electric   Gas     Other  Businesses  Oper.   Totals
                                    (In thousands)
Revenues        $169,006  $102,366  $ 1,729 $ 15,235  $    --  $288,336
Interest income       --        --      113       56       --       169
                --------  --------  ------- --------  -------  --------
   Total         169,006   102,366    1,842   15,291       --   288,505
                --------  --------  ------- --------  -------  --------
Operating
  expenses       120,487    79,013    3,161   14,167       --   216,828
Depreciation
  and amort.      23,786    10,175      432       88       --    34,481
                --------  --------  ------- --------  -------  --------
   Total         144,273    89,188    3,593   14,255       --   251,309
                --------  --------  ------- --------  -------  --------
Interest exp.      8,233     3,265       --    2,842       --    14,340
Preferred
  stock div.          --        --    1,570       --       --     1,570
Fixed charges
  & other exp.       (26)       --      506       --       --       480
                --------  --------  ------- --------  -------  --------
   Total           8,207     3,265    2,076    2,842       --    16,390
                --------  --------  ------- --------  -------  --------
Income from
  continuing
  oper. before
  income taxes    16,526     9,913   (3,827)  (1,806)      --    20,806
Income taxes       5,315     4,044   (1,367)    (877)      --     7,115
                --------  --------  ------- --------  -------  --------
Net income
  from cont.
  operations      11,211     5,869   (2,460)    (929)      --    13,691
                --------  --------  ------- --------  -------  --------
Effect of
  discontinued
  operations          --        --       --       --     (407)     (407)
                --------  --------  ------- --------  -------  --------
Segment net
  income        $ 11,211  $  5,869  $(2,460)$   (929) $  (407) $ 13,284
                ========  ========  ======= ========  =======  ========




















Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Six Months Ended June 30, 1998
                 CILCO    CILCO    CILCO    Other     Discont.
                Electric   Gas     Other  Businesses   Oper.    Totals
                                    (In thousands)
Revenues        $167,482 $ 98,212 $   355 $  9,780  $     --  $275,829
Interest income       --       --     191       56        --       247
                -------- -------- ------- --------  --------  --------
   Total         167,482   98,212     546    9,836        --   276,076
                -------- -------- ------- --------  --------  --------
Operating
  expenses       112,626   76,816   1,553    8,665        --   199,660
Depreciation
  and amort.      22,436    9,073     356      101        --    31,966
                -------- -------- ------- --------  --------  --------
   Total         135,062   85,889   1,909    8,766        --   231,626
                -------- -------- ------- --------  --------  --------
Interest exp.      8,038    3,204      --    3,383        --    14,625
Preferred
  stock div.          --       --   1,599       --        --     1,599
Fixed charges
  & other exp.        (6)      --     412       --        --       406
                -------- -------- ------- --------  --------  --------
   Total           8,032    3,204   2,011    3,383        --    16,630
                -------- -------- ------- --------  --------  --------
Income from
  continuing
  oper. before
  income taxes    24,388    9,119  (3,374)  (2,313)       --    27,820
Income taxes       8,181    3,645  (1,339)  (1,718)       --     8,769
                -------- -------- ------- --------  --------  --------
Net income
  from cont.
  operations      16,207    5,474  (2,035)    (595)       --    19,051
                -------- -------- ------- --------  --------  --------
Effect of
  discontinued
  operations          --       --      --       --   (12,045)  (12,045)
                -------- -------- ------- --------  --------  --------
Segment net
  income        $ 16,207 $  5,474 $(2,035)$   (595) $(12,045) $  7,006
                ======== ======== ======= ========  ========  ========

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries (QST Environmental Inc., QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc.) and CILCORP's other subsidiaries (collectively, the Company) after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued (see Note 4.) and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental Inc. in the second quarter of 1999 (see Results of Operations - QST Enterprises Discontinued Operations). Prior year amounts have been reclassified on a basis consistent with the 1999 presentation.

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

During the six months ended June 30, 1999, CILCO paid approximately $362,000 to outside parties for former gas manufacturing plant site monitoring, remediation and legal fees, and expects to spend approximately $250,000 during the remainder of 1999. A $1.5 million liability and a corresponding regulatory asset are recorded on the Balance Sheets representing the minimum amount of coal tar investigation and remediation costs CILCO expects to incur and recover in the future. Coal tar remediation costs incurred through June 1999 have been deferred on the Balance Sheets, net of amounts recovered from customers.

Through June 30, 1999, CILCO has recovered approximately $6.6 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO's Union Contracts

The International Brotherhood of Electrical Workers Local 51 (IBEW) ratified its current agreement on October 10, 1997. The current contract expires on July 1, 2000. The IBEW represents approximately 389 CILCO gas and electric department employees. The National Conference of Firemen and Oilers Local 8 (NCF&O), ratified its current agreement on October 23, 1998. The current contract expires on July 1, 2001. The NCF&O represents approximately 159 CILCO power plant employees.

NOTE 3.  Commitments

In August 1990, CILCO entered into a firm, wholesale power purchase agreement with Central Illinois Public Service Company, now
AmerenCIPS (CIPS). This agreement provided for a minimum contract delivery rate from CIPS of 90 MW until the contract expired in May 1998.

In March 1995, CILCO and CIPS amended a limited-term power agreement reached in November 1992. This agreement provided for CILCO to purchase 150 MW of CIPS' capacity from June 1998 through May 2002, and 50 MW from June 2002 through May 2009.

In May 1999, a settlement was reached between CILCO and CIPS regarding disputed issues pertaining to these capacity and energy agreements. The settlement amends the previous agreements to provide for 100 MW of capacity and firm energy for the months of June through September for the years 2000 through 2003 and additionally provide for 100 MW of firm energy for the month of January in each of those years. There are no commitments to purchase capacity or energy beyond those dates. The agreements provide specific prices for on-peak and off-peak energy, which eliminates the ambiguity that arose under the old agreements due to the use of pricing queues. Under the settlement, CILCO will have no capacity payment obligations to CIPS for February through December 1999, resulting in 1999 capacity reservation savings of approximately $6 million. The settlement also obligates both parties to withdraw from regulatory action pertaining to related contract issues. CIPS and CILCO are currently preparing the settlement document filing for approval by the FERC.

NOTE 4.  QST Enterprises Discontinued Operations

Due to uncertainties related to energy deregulation across the country, the illiquidity of certain energy markets and the Company's pending acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis - Illinois Electric Deregulation). As a result, the Company decided in the fourth quarter of 1998 to sell its 100% ownership interest in QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST Enterprises Inc. providing environmental consulting and engineering services. On May 7, 1999, QST Enterprises Inc. signed a definitive agreement for the sale of QST Environmental to MACTEC, Inc., a privately-held company which provides environmental management services, for approximately $18 million in cash, which was received by QST Enterprises Inc. on June 24, 1999, the effective date of the sale. In August 1998, QST Enterprises Inc. sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, for $20 million cash and stock options then valued at $5.5 million. After incurring material losses in the wholesale electricity market in June 1998 and subsequent losses in its energy operations outside of Illinois, QST Energy transferred its Pennsylvania retail customers to other marketers, ceased its Houston-based energy trading operations, and has terminated its obligations to provide electricity to its non-Illinois customers. Accordingly, the operations of QST Enterprises Inc. and its subsidiaries are shown as discontinued operations in the statements of income. The Company's investment in QST Enterprises Inc. (excluding CILCORP Infraservices Inc.), as of June 30, 1999, on the accompanying consolidated balance sheet, consists primarily of $1.7 million in working capital, $.2 million in fixed assets and $11.2 million of investments and other assets. Working capital consists mainly of $1.7 million in receivables (see QST Enterprises Discontinued Operations) offset by $16.6 million in outstanding debt to the Holding Company. Investments and other assets consists primarily of a $5.5 million investment in ESE Land Corporation (ESE
Land) and $5.5 million of stock options obtained in the sale of QST Communications. The investment in ESE Land consists of residual interests in three limited liability corporations obtained as part of the sale of ESE Land assets in fourth quarter 1997. QST Environmental's residual investment in ESE Land was transferred to QST Enterprises Inc. prior to the sale of QST Environmental. Prior year financial statements have been reclassified to conform to the current year presentation.

NOTE 5.  Financial Instruments and Price Risk Management

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas. CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net gain reflected in operating results from derivative financial instruments was approximately $415,000 for the second quarter 1999. As of June 30, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of .5 Bcf and natural gas sales of 1.6 Bcf for commitments through September 2000. The net deferred gain and carrying amount on these fixed-price derivatives at June 30, 1999, was approximately $571,600. At
June 30, 1999, CILCORP had open positions in derivative financial instruments used to hedge basis of 1.4 Bcf for commitments through March 2000. The net deferred gain on these basis derivatives at June 30, 1999, was approximately $30,500. As of June 30, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of electricity purchases of 49,312 MWh and electricity sales of 3,680 MWh for commitments through June 2000. The net deferred loss and carrying amount on these fixed-price derivatives at June 30, 1999, was approximately $132,400.

NOTE 6.  New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As issued, SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

In June 1999, the FASB issued Statement of Financial Accounting
Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement
No. 133" (SFAS 137). SFAS 137 amends SFAS 133 to require implementation of SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000.

The Company has not yet adopted SFAS 133 and has not yet determined its effect on the Company's financial position, results of operations or cash flows.

NOTE 7.  Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The shares calculated for dilutive potential result from Award Agreements entered into pursuant to the CILCORP Shareholder Return Incentive Compensation Plan.

                                                   Six Months Ended
                                                       June 30,
                                                     1999     1998
                                                    (In thousands)
Income available to common shareholders            $13,284  $ 7,006

Weighted average number of common shares
  used in Basic Earnings Per Share                  13,611   13,611

Weighted number of dilutive potential common
  shares used in Diluted Earnings Per Share            141       79

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, for the year ended December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 1998 and prior years, the financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflected the operations of Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), and their subsidiaries. On November 23, 1998, the Company announced that The AES Corporation (AES) had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. The Federal Trade Commission granted approval of CILCORP's merger with AES under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on February 22, 1999. On March 10, 1999, the Illinois Commerce Commission issued its approval. The merger was approved by CILCORP shareholders at a special meeting on May 20, 1999. The FERC issued an order to CILCORP approving the transaction on June 16, 1999. The SEC staff is currently reviewing AES's application for an exemption under Section 3(a)(5) of the Public Utility Holding Company Act. The Company anticipates that this transaction will close in the third quarter of 1999.

As a result of the pending acquisition and after reviewing its business plans, the Company decided in late 1998 to sell its 100% ownership interest in QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST that provides environmental consulting and engineering services. On May 7, 1999, QST agreed to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The sale was effective on June 24, 1999. QST had sold another of its subsidiaries, QST Communications Inc., in August 1998.

In June 1998, QST Energy Inc. (QST Energy), another first-tier subsidiary of QST, incurred a material loss related to wholesale electricity contracts, triggered by an unprecedented increase in short-term wholesale electricity prices. QST Energy closed its electric and gas non-retail positions and, in the fourth quarter of 1998, closed its Houston energy trading office and transferred its Pennsylvania retail electric and gas customers to other marketers. QST Energy has since discontinued providing electricity to its remaining non-Illinois commercial customers.

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's pending acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Item 5: Other Information - Illinois Electric Deregulation). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois electric customers outside its traditional Central Illinois service territory. As a result of these events, the Company is reporting the results of QST Enterprises and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) as discontinued operations (see Note 4).

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

CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On June 30, 1999, CILCORP had committed bank lines of credit of $60 million, of which $34 million was used.

The Company had $30.5 million of medium-term notes outstanding at June 30, 1999. The Company may issue an additional $27 million under its existing $75 million medium-term note program in order to retire maturing debt and to provide funds for other corporate purposes.

CILCO

Capital expenditures totaled $26.6 million for the six months ended June 30, 1999. Capital expenditures are anticipated to be approximately $29.9 million for the remainder of 1999 and are currently estimated to be $45 million in 2000. Included in 1999 and 2000 capital expenditures are $11.8 million and $3 million, respectively, for information technology projects.

CILCO retired $10.65 million of medium-term notes in June 1998.
CILCO does not plan to issue long-term debt during the remainder of 1999. CILCO intends to finance its 1999 and 2000 capital expenditures with funds provided by operations.

As of June 30, 1999, CILCO had committed bank lines of credit aggregating $45 million, all of which were unused. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $39.3 million of commercial paper outstanding at June 30, 1999, and expects to issue commercial paper periodically throughout the remainder of 1999.

QST

Working capital balances at QST (excluding QST Environmental) increased by $4.1 million during the second quarter of 1999, primarily due to an increase in receivables from the Holding Company and due to cash received in escrow from the sale of QST
Environmental. QST expects to finance working capital needs with funds provided by the Holding Company as QST's operations are discontinued. At June 30, 1999, QST (excluding QST Environmental) had outstanding debt to the Holding Company of $16.6 million.

QST Environmental spent $.3 million for capital additions and improvements during the second quarter of 1999. In conjunction with the sale of QST Environmental to MACTEC, Inc. (see QST Enterprises Discontinued Operations), QST Environmental's line of credit with CILCORP was terminated on May 28, 1999.

CIM

At June 30, 1999, CIM had $33 million of outstanding debt owing to CILCORP. During 1997 and prior years, CIM committed to invest $16.6 million in affordable housing tax credit funds. Through June 30, 1999, approximately $14.9 million of these commitments had been funded. CIM expects to contribute approximately $.8 million in cash for these investments during the remainder of 1999, and lesser amounts each year thereafter through 2006. These investments will be funded through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1999 with a combination of funds generated internally and funds provided by CILCORP.

CVI

At June 30, 1999, CVI had outstanding debt of $.1 million, borrowed from CILCORP. CVI expects to finance its activities and working capital needs during the remainder of 1999 with a combination of funds generated internally and with funds provided by CILCORP.

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

Phase II is currently in progress. This phase includes Y2K compliance testing of all suspect embedded chip devices identified in Phase I in the power plants, service centers, and business offices. In addition, two separate groups of outside consultants evaluated all mainframe application code to identify specific instances of date problems in each application program for systems that are not being replaced. Phase II has been completed except for the testing of approximately 5% of non-critical embedded chip devices associated with power plant operations. This testing will occur during the first part of the third quarter of 1999.

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

CILCO is also following the contingency planning process recognized by MAIN and NERC. Accordingly, CILCO has established a Y2K contingency planning team that has received training in contingency planning techniques and goals. The team is collecting data and contingency planning began in March 1999. Within this structure, CILCO submitted its final contingency plans to MAIN, which will forward them to NERC. This contingency planning process is expected to continue through the fourth quarter 1999, and will include CILCO's participation in the NERC industry-wide drills during the fall of 1999.

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

                        Price Risk Management

The majority of CILCORP's energy sales at the end of the second quarter 1999 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Illinois Electric Deregulation), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs. Thus, there is very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase. At June 30, 1999, QST's non-Illinois electric operations and gas trading activities have been accounted for as discontinued operations (see Note 4).

The market risk inherent in the activities of CILCORP (exclusive of regulated Illinois tariff customers) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At
June 30, 1999, CILCORP engaged in deregulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These deregulated activities had net open market price risk positions of approximately 4,000 MWh of electricity and .2 Bcf of natural gas. A market price sensitivity of 10% applied to these positions is not material to the Company. At June 30, 1999, QST's discontinued operations had a net open market price risk in electricity of approximately 2,000 MWh. A market price sensitivity of 10% applied to these positions held by QST is not material to the Company.
Actual results may differ materially. See Note 5 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instruments owned by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

                        Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 1999 and 1998.

                               Three Months Ended   Six Months Ended
                                     June 30,            June 30,
Components of Electric Oper. Inc.   1999    1998      1999     1998
                                           (In thousands)
                                             (Unaudited)
Revenue:
  Electric retail                $ 84,089 $ 83,375 $160,785 $156,732
  Sales for resale                  3,955    4,929    8,221   10,750
                                 -------- -------- -------- --------
     Total revenue                 88,044   88,304  169,006  167,482
                                 -------- -------- -------- --------
Cost of sales:
  Cost of fuel                     21,030   21,135   45,261   45,477
  Purchased power                   6,083    8,178   11,922   12,852
  Revenue taxes                     4,228    4,061    8,871    8,378
                                 -------- -------- -------- --------
     Total cost of sales           31,341   33,374   66,054   66,707
                                 -------- -------- -------- --------
Gross margin                       56,703   54,930  102,952  100,775
                                 -------- -------- -------- --------
Operating expenses
  Other operations and maintenance 30,070   22,713   49,320   41,612
  Depreciation and amortization    11,354   11,218   23,786   22,436
  Other taxes                       2,748    2,108    5,113    4,307
                                 -------- -------- -------- --------
     Total operating expenses      44,172   36,039   78,219   68,355
                                 -------- -------- -------- --------
Total                              12,531   18,891   24,733   32,420
                                 -------- -------- -------- --------
Fixed charges and other
  Cost of equity funds capitalized     --       --       --       --
  Interest on long-term debt        3,453    3,519    6,886    7,066
  Cost of borrowed funds capitalized  (15)     (29)     (26)      (6)
  Other interest                      629      445    1,347      972
                                 -------- -------- -------- --------
     Total                          4,067    3,935    8,207    8,032

Income before income taxes          8,464   14,956   16,526   24,388
  Income taxes                      3,167    4,759    5,315    8,181
                                 -------- -------- -------- --------
Electric income                  $  5,297 $ 10,197 $ 11,211 $ 16,207
                                 ======== ======== ======== ========

Electric gross margin increased 3% for the quarter and 2% for the six months ended June 30, 1999, compared to the same periods in 1998. Retail kilowatt hour (KWh) sales increased 3% for the quarter and 6% for the six months ended June 30, 1999, compared to the same periods in 1998. Residential sales remained relatively constant for the quarter and increased 5% for the six months ended June 30, 1999 compared to the same periods in 1998. Commercial sales increased 5% for the quarter and 6% for the six months ended June 30, 1999, compared to the same periods in 1998. Cooling degree days were 10% lower for the quarter and 13% lower for the six months ended June 30, 1999, compared to the same periods in 1998. Although total cooling degree days were lower for 1999, the majority of the difference occurred in May, which traditionally has lower weather-related electric sales. Therefore, despite May 1998 being 40% warmer than May 1999 and 31% warmer than normal, this variance had only a minor impact on sales. Industrial sales increased 3% for the quarter and 7% for the six months ended June 30, 1999. Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest industrial program in April 1998.

Sales for resale decreased 20% for the quarter and 24% for the six months ended June 30, 1999, compared to the same periods in 1998, due to decreased sales volumes resulting from lower available capacity. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. In the future, CILCO expects increased activity in the sales for resale and purchased power markets.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel remained relatively constant for the quarter and six months ended June 30, 1999, compared to the same periods in 1998. Purchased power decreased 26% for the quarter and 7% for the six months ended June 30, 1999, compared to the same periods in 1998. Purchased power expense varies based on CILCO's need for energy and the price of power available for purchase. CILCO makes use of purchased power when it is economical to do so and when required during maintenance outages at CILCO plants. The costs of purchased power for retail customers are passed through to those customers via the fuel adjustment clause (FAC).

Electric operations and maintenance expense increased 32% for the quarter and 19% for the six months ended June 30, 1999, compared to the same periods in 1998. The increase was mainly due to a $10.1 million charge to pension and benefits expense as a result of a Voluntary Early Retirement Program offered to employees in CILCO's electric power generation area (see Part II. Item 5: Other Information, Voluntary Early Retirement Program). This increase was partially offset by lower electric distribution overhead line maintenance due to a severe storm in June 1998.

The change in income taxes in 1999 was primarily due to lower pre-tax income as a result of pension and benefit expenses relating to the Early Retirement offer.

Fixed charges and other expenses increased 3% for the quarter and 2% for the six months ended June 30, 1999, compared to the same periods in 1998.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June 30, 1999 and 1998.

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
Components of Gas Oper. Income    1999     1998        1999     1998
                                            (In thousands)
                                              (Unaudited)
Revenue:
  Sale of gas                    $ 24,400 $ 26,812  $ 99,831 $ 95,092
  Transportation services           1,169    1,498     2,535    3,120
                                 -------- --------  -------- --------
     Total revenue                 25,569   28,310   102,366   98,212
                                 -------- --------  -------- --------
Cost of sales:
  Cost of gas                      11,131   13,534    55,818   54,156
  Revenue taxes                     1,577    1,600     5,328    5,092
                                 -------- --------  -------- --------
     Total cost of sales           12,708   15,134    61,146   59,248
                                 -------- --------  -------- --------
Gross margin                       12,861   13,176    41,220   38,964
                                 -------- --------  -------- --------
Operating expenses
  Other operations and maintenance  7,828    8,163    16,280   16,081
  Depreciation and amortization     4,547    4,536    10,175    9,073
  Other taxes                         785      726     1,587    1,487
                                 -------- --------  -------- --------
     Total operating expenses      13,160   13,425    28,042   26,641
                                 -------- --------  -------- --------
Total                                (299)    (249)   13,178   12,323
                                 -------- --------  -------- --------
Fixed charges and other
  Cost of equity funds capitalized     --       --        --       --
  Interest on long-term debt        1,356    1,403     2,731    2,816
  Cost of borrowed funds capitalized   --       --        --       --
  Other interest expense              247      177       534      388
                                 -------- --------  -------- --------
     Total                          1,603    1,580     3,265    3,204
                                 -------- --------  -------- --------
Income before income taxes         (1,902)  (1,829)    9,913    9,119
  Income taxes                       (703)    (710)    4,044    3,645
                                 -------- --------  -------- --------
Gas income                       $ (1,199)$ (1,119) $  5,869 $  5,474
                                 ======== ========  ======== ========

Gas gross margin decreased 2% for the quarter and increased 6% for the six months ended June 30, 1999, compared to the same periods in 1998. Residential and commercial sales volumes decreased 13% and 18% for the quarter, respectively, and increased 12% and 5%, respectively, for the six months ended June 30, 1999. Heating degree days were 7% lower for the quarter and 10% higher for the six months ended June 30, 1999, compared to the same periods in 1998. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services decreased 22% and 19% for the quarter and six months ended June 30, 1999, respectively, while gas transportation sales volumes decreased 14% for the quarter and 6% for the six months ended June 30, 1999, compared to the same periods in 1998.

The cost of gas decreased 18% for the quarter ended June 30, 1999, compared to the same period in 1998, primarily due to decreased gas sales and lower natural gas prices. The cost of gas increased 3% for the six months ended June 30, 1999, due to increased gas sales during the first quarter offset partially by lower natural gas prices.
These costs are passed through to customers via the PGA.

Gas operations and maintenance expense decreased 4% for the quarter and remained relatively constant for the six months ended June 30, 1999, compared to the same periods in 1998. The decrease for the three months ended June 30, 1999, was primarily due to decreased medical expenses.

The changes in income and other taxes were due to changes in pre-tax operating income.

Fixed charges and other expenses remained relatively constant for the quarter and increased 2% for the six months ended June 30, 1999, compared to the same periods in 1998.

CILCO Other

The following table summarizes other income and deductions for the three months and six months ended June 30, 1999 and 1998.

Components of CILCO Other       Three Months Ended    Six Months Ended
                                      June 30,           June 30,
                                   1999     1998      1999     1998
                                           (In thousands)
                                             (Unaudited)
Revenue                           $   881 $   320   $ 1,729  $   355
Interest income                        35     155       113      191
Amortization                         (216)   (178)     (432)    (356)
Operating expenses                 (1,572)   (879)   (3,159)  (1,549)
Other taxes                            (1)     (2)       (2)      (4)
Preferred stock dividends            (773)   (797)   (1,570)  (1,599)
Other                                (259)   (207)     (506)    (412)
                                  ------- -------   -------  -------
Loss before income taxes           (1,905) (1,588)   (3,827)  (3,374)
   Income tax benefit                (717)   (642)   (1,367)  (1,339)
                                  ------- -------   -------  -------
      CILCO Other net loss        $(1,188)$  (946)  $(2,460) $(2,035)
                                  ======= =======   =======  =======

Other revenues and the related operating expenses increased for the quarter and six months ended June 30, 1999, due to increased nonregulated electricity sales in Illinois outside of CILCO's service territory. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST. Expenses also increased due to start-up costs of other non-regulated service programs such as outdoor lighting, energy consulting, and performance audits.

Other Businesses Operations

The following table summarizes the components of Other Businesses net loss for the three months and six months ended June 30, 1999 and 1998.

Components of Other Businesses    Three Months Ended  Six Months Ended
Net Loss                               June 30,           June 30,
                                    1999     1998      1999    1998
                                             (In thousands)
                                               (Unaudited)
Revenue:
Leveraged lease revenue           $ 1,677 $ 1,839   $ 3,634  $ 3,672
Other revenue                       4,061   2,834    11,657    6,164
                                  ------- -------   -------  -------
   Total revenue                    5,738   4,673    15,291    9,836
                                  ------- -------   -------  -------
Expenses:
  Gas purchased for resale          3,103   2,500     9,187    5,869
  Operating expenses                3,646   1,556     4,965    2,759
  Depreciation and amortization        43      50        88      101
  Interest expense                  1,443   1,832     2,842    3,383
  Other taxes                          10      20        15       37
                                  ------- -------   -------  -------
  Total expenses                    8,245   5,958    17,097   12,149
                                  ------- -------   -------  -------
Loss before income taxes           (2,507) (1,285)   (1,806)  (2,313)
                                  ------- -------   -------  -------
   Income tax benefit                (681)   (888)     (877)  (1,718)
                                  ------- -------   -------  -------
Other Businesses net loss         $(1,826)$  (397)  $  (929) $  (595)
                                  ======= =======   =======  =======

Revenues increased 23% for the three months and 55% for the six months ended June 30, 1999, primarily due to increased CVI gas marketing revenue and revenue from CILCORP Infraservices Inc.

Expenses increased 38% for the three months and 41% for the six months ended June 30, 1999, compared to the corresponding periods in 1998, primarily due to $1.8 million of merger transaction expenses and $.5 million of incentive compensation expense at the Holding Company and increased gas expense at CVI related to the gas retail marketing program, while interest expense decreased due to lower average debt balances.

Income and other taxes increased for the six months ended June 30, 1999, compared to the corresponding period in 1998, primarily due to an increase in pre-tax income. For the three months ended June 30, 1999, the income tax benefit decreased despite increased losses, reflecting the non-deductible nature of merger transaction expenses.

QST Enterprises Discontinued Operations

The results of QST Enterprises Inc. and its past and present subsidiaries - QST Communications, QST Environmental and QST Energy - are reported in 1999 and prior periods as discontinued operations
(see Note 4). The table below shows the components of the discontinued operations.

Income (loss) from operations of discontinued businesses, net of tax:

                                     Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1999    1998         1999    1998
                                               (In thousands)
                                                 (Unaudited)
QST Communications, net of tax of
  $(113)and $(287)                    $    --  $  (171)    $    --  $   (437)
QST Enterprises (excluding QST
  Environmental and QST Communications),
  net of tax of $(5,556)and $(7,499)       --   (8,451)         --   (11,406)
QST Environmental, net of tax of
  $(266), $157, $(221) and $(81)         (435)     199        (407)     (202)
                                      -------  -------     -------  --------
                                      $  (435) $(8,423)    $  (407) $(12,045)
                                      =======  =======     =======  ========

In August 1998, QST Enterprises Inc. sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, to McLeod USA for $20 million cash and McLeod stock options then valued at $5.5 million, resulting in an after-tax gain of approximately $8.3 million. Operating losses incurred by QST Communications for the three months and six months ended June 30, 1998, are shown in the preceding table.

During the fourth quarter of 1998, QST Enterprises Inc. (QST) and QST Energy ceased operations, except for fulfillment of contractual commitments for 1999 and beyond, and recorded loss provisions for the discontinued energy operations. Financial results for the second quarter of 1999 were reflected in the discontinued operations reserve which was accrued at the end of 1998, resulting in no net income or loss for the quarter.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. QST Energy has moved to dismiss this suit filed in California as duplicative of the suits pending in Illinois, and the customers similarly filed motions to dismiss the suits pending in Illinois. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at June 30, 1999, for these two customers, totaled $17.1 million. Under the terms of the contract, QST Energy has terminated delivery of electricity to the two customers.

In June 1999, QST Energy agreed to pay $3 million to the two remaining California commercial customers to discontinue electricity service. These payments, as well as losses on energy sales during the first six months of 1999 (primarily electricity to the California commercial customers) were included in QST's estimate for loss related to discontinued operations recorded in December 1998.

QST's losses for the second quarter of 1998 were primarily due to wholesale gas trading losses incurred when an unprecedented, sudden increase in electricity prices occurred during the week of June 22, 1998.

On May 7, 1999, QST signed a definitive agreement to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The cash was received by QST on June 24, 1999, the effective date of the sale. ESE Land and its subsidiaries were not included in this sale and therefore, QST Environmental's investment in ESE Land was transferred to QST Enterprises Inc. prior to the sale. No after-tax gain or loss was realized from the sale. QST Environmental's operating results through May 30, 1999, are shown in the preceding table.

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

Item 4:  Submission of Matters to a Vote of Security Holders

Shareholders cast the following votes at a Special Meeting of CILCORP Inc. Shareholders held on May 20, 1999, for the purpose of approving an Agreement and Plan of Merger among CILCORP Inc., The AES Corporation and Midwest Energy, Inc., a wholly-owned subsidiary of AES which has been specially created for the merger transaction.

       Votes for        Votes Against              Abstain

       10,387,193          620,974                 163,006

Shareholders cast the following votes at the Company's Annual Meeting of Shareholders held June 24, 1999:
                                                   Votes
                            Votes for             Withheld
       Elected to the Board of
         Directors:

       J. R. Brazil        10,725,720              303,210
       J. D. Caulder       10,775,060              253,870
       M. M. Yeomans       10,822,632              206,298

Item 5:  Other Information

Illinois Electric Deregulation

In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective. The Customer Choice Law began a nine-year transition process to a fully competitive market for electricity in Illinois, with all customers being able to choose their electricity supplier by May 1, 2002. Transition charges designed to help utilities recover the cost of past investments made under a regulated system may be collected through 2006 (2008 upon the ICC's finding that a utility's financial condition is impaired). The Customer Choice Law also requires residential base rate reductions which vary by utility. CILCO began its reduction in residential base rates with an initial 2% decrease beginning August 1998. Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30-year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999, and a 12-month average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points. If CILCO's two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year. (Refer to the caption "Competition" in Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders.)

On June 30, 1999, Senate Bill 24 (a clarification and technical correction of the Customer Choice Law) was signed into law. This bill allows certain utilities, including CILCO, to increase the Equity Cap by an additional 2% over the Equity Cap provided under the Customer Choice Law, for the period 2000 through 2004. The increase in the Equity Cap is allowed in exchange for these utilities offering choice of electricity suppliers to certain non-residential customers earlier than previously allowed under the Customer Choice Law and for waiving the right to seek a two-year extension on the collection of transition charges.

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

Seven of the eligible customers elected to participate in this pilot program. Caterpillar Inc., with three eligible accounts, elected to form a strategic alliance with CILCORP and receive value-added energy and environmental products and services rather than taking its entire Power Quest allocation from suppliers other than CILCO. Based on Power Quest participation levels by eligible industrial customers, CILCORP experienced a reduction of $2.1 million in pre-tax income for the first six months of 1998 (including electric margin lost by CILCO, CVI costs associated with the Caterpillar alliance, and QST margin on sales to Power Quest industrial customers). Costs associated with the Caterpillar alliance are included in Other Businesses Operations for the three months and six months ended
June 30, 1998.

Six of the Power Quest industrial program participants have signed contracts for electric service with CILCO which extend 18 months or more beyond October 1, 1999, the date on which they would have become eligible to select alternative suppliers under the Customer Choice Law. CILCO is exploring electric service contract terms with the remaining initially eligible customers and with other key industrial and commercial customers.

In the other Power Quest electric program, CILCO designated six areas within its service territory as Open Access Sites for up to five years. Based upon participation levels by eligible commercial and residential customers, CILCORP experienced a reduction of approximately $386,000 in pre-tax income for the first six months of 1999. In December 1998, CILCO received approval from the Illinois

Commerce Commission (ICC) to eliminate this program, and did so, effective May 1, 1999.

While CILCO has not filed with the ICC to terminate the gas residential pilot program, its affiliate, QST Energy, withdrew from participation in the program in August 1998. Gas customers that had been served by QST have returned to CILCO or other affiliates. Participation in the gas pilot program by marketers other than QST was minimal. This program did not have a material impact on CILCORP's financial position or results of operations for 1998 or the first six months of 1999.

Voluntary Early Retirement Programs

In April 1999, CILCO offered Voluntary Early Retirement Programs to employees in its electric power generation area, including employees represented by the NCF&O. A total of 86 of the 117 eligible employees accepted the offer to retire under the programs, effective as early as June 1, 1999. These programs resulted in an after-tax charge to earnings of approximately $6.1 million.

In June 1999, the Company offered a similar Voluntary Early
Retirement Program to the management and office and technical employees not previously included in the program offered in April. A total of 155 employees are eligible to retire, and may elect, After August 2, 1999, to accept the offer, and may retire as early as October 1, 1999.

The Company expects to incur an additional after-tax charge to earnings of up to $17 million during the third quarter related to these programs.

System Peak Demand

A new all-time system peak demand of 1,235 MW was set on July 21, 1999. The previous system peak demand was 1,195 MW on June 26, 1998.

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

   None

                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CILCORP Inc.
                                                (Registrant)



Date  August 12, 1999
                                                  R. O. Viets
                                                  R. O. Viets
                                             President and Chief
                                              Executive Officer



Date  August 12, 1999
                                                T. D. Hutchinson
                                                T. D. Hutchinson
                                                   Controller

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the regis trant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  August 12, 1999
                                       R. J. Sprowls
                                       R. J. Sprowls
                                   Vice President and Chief
                                      Financial Officer



Date  August 12, 1999
                                     T. D. Hutchinson
                                     T. D. Hutchinson
                                  Controller and Manager
                                       of Accounting