Form 10-Q
period 1999-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 1999-11-15
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended September 30, 1999

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from ........ to ........


Commission     Registrant; State of Incorporation;       IRS Employer
File Number      Address; and Telephone Number         Identification No.
  1-8946                         CILCORP Inc.             37-1169387
                          (An Illinois Corporation)
                             300 Liberty Street
                          Peoria, Illinois  61602
                               (309) 675-8810

  1-2732                CENTRAL ILLINOIS LIGHT COMPANY    37-0211050
                           (An Illinois Corporation)
                              300 Liberty Street
                            Peoria, Illinois  61602
                                 (309) 675-8810

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                      Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


CILCORP Inc.    Common stock, no par value,
                shares outstanding at September 30, 1999        13,625,680

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at September 30, 1999      13,563,871

                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                INDEX


PART I.   FINANCIAL INFORMATION
                                                         Page No.

Item 1:   Financial Statements

          CILCORP INC.

              Consolidated Balance Sheets                    3-4

              Consolidated Statements of Income              5-6

              Consolidated Statements of Cash Flows          7-8

          CENTRAL ILLINOIS LIGHT COMPANY

              Consolidated Balance Sheets                    9-10

              Consolidated Statements of Income               11

              Consolidated Statements of Cash Flows         12-13

          Statements of Segments of Business                14-17

          Notes to Consolidated Financial Statements
          CILCORP Inc. and Central Illinois Light Company   18-20

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          CILCORP Inc. and Central Illinois Light Company   21-35

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                   35

Item 5:   Other Information                                 35-37

Item 6:   Exhibits and Reports on Form 8-K                    37

Signatures

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                            September 30, December 31,
                                                 1999         1998
ASSETS                                        (Unaudited)
Current assets:
Cash and temporary cash investments          $    4,087 $    1,669
Receivables, less reserves of
  $1,698 and $1,106                              66,716    134,548
Accrued unbilled revenue                         28,879     39,339
Fuel, at average cost                             7,666     13,431
Materials and supplies, at
  average cost                                   17,152     15,435
Gas in underground storage, at
  average cost                                   24,651     20,494
Prepayments and other                            24,786      7,646
                                             ---------- ----------
   Total current assets                         173,937    232,562
                                             ---------- ----------
Investments and other property:
Investment in leveraged leases                  143,498    146,977
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $53,404 and $48,132             2,431      2,655
Other investments                                21,130     16,882
                                             ---------- ----------
   Total investments and other
     property                                   167,059    166,514
                                             ---------- ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                   1,247,238  1,237,885
   Gas                                          421,281    417,585
                                             ---------- ----------
                                              1,668,519  1,655,470
Less - accumulated provision for
  depreciation                                  859,460    812,630
                                             ---------- ----------
                                                809,059    842,840
Construction work in progress                    53,463     30,075
Other, net of depreciation                          340      7,755
                                             ---------- ----------
   Total property, plant and
       equipment                                862,862    880,670
                                             ---------- ----------
Other assets                                     30,622     33,194
                                             ---------- ----------
   Total assets                              $1,234,480 $1,312,940
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                           September 30,  December 31,
                                               1999          1998
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)
Current liabilities:
Current portion of long-term debt            $   43,000 $   13,027
Notes payable                                   102,600     96,200
Accounts payable                                 44,020    128,845
Accrued taxes                                    14,286      8,262
Accrued interest                                  5,211      9,994
FAC/PGA over-recoveries                               4        304
Other                                             4,461     14,316
                                             ---------- ----------
    Total current liabilities                   213,582    270,948
                                             ---------- ----------
Long-term debt                                  257,181    288,135
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               231,781    239,305
Regulatory liability of regulated
  subsidiary                                     38,780     46,346
Deferred investment tax credits                  18,206     19,450
Other                                            86,589     47,098
                                             ---------- ----------
    Total deferred credits and
       other liabilities                        375,356    352,199
                                             ---------- ----------
Preferred stock of subsidiary                    66,120     66,120
                                             ---------- ----------
Stockholders' equity:
Common stock, no par value;
  authorized 50,000,000 shares -
  outstanding 13,625,680 shares                 192,853    192,853
Retained earnings                               130,233    143,530
Accumulated other comprehensive
  income                                           (845)      (845)
                                             ---------- ----------
    Total stockholders' equity                  322,241    335,538
                                             ---------- ----------
    Total liabilities and
       stockholders' equity                  $1,234,480 $1,312,940
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC AND SUBSIDIARIES
                  Consolidated Statements of Income
                           (In thousands)*
                             (Unaudited)
                              Three Months Ended Nine Months Ended
                                  September 30,     September 30,
                                1999       1998   1999       1998
Revenue:
Electric utility               $130,034 $115,236  $299,040 $282,718
Gas utility                      21,511   21,270   123,877  119,482
Other businesses                  3,986    4,390    21,119   14,772
                               -------- --------  -------- --------
   Total                        155,531  140,896   444,036  416,972
                               -------- --------  -------- --------
Operating expenses:
Fuel for generation and
  purchased power                52,699   36,456   109,882   94,785
Gas purchased for resale         10,252   10,855    75,257   70,880
Other operations and maintenance 62,675   29,797   136,399   91,798
Depreciation and amortization    16,686   16,573    51,167   48,539
Taxes, other than income taxes    9,868    9,771    30,784   29,076
                               -------- --------  -------- --------
   Total                        152,180  103,452   403,489  335,078
                               -------- --------  -------- --------
Fixed charges and other:
Interest expense                  6,999    7,309    21,339   21,934
Preferred stock dividends of
  subsidiary                        802      797     2,372    2,396
Allowance for funds used
  during construction               (48)     (14)      (74)     (20)
Other                               202      333       708      745
                               -------- --------  -------- --------
   Total                          7,955    8,425    24,345   25,055
                               -------- --------  -------- --------
(Loss) income from continuing
  operations before income taxes (4,604)  29,019    16,202   56,839
Income taxes                     (2,247)  10,982     4,868   19,751
                               -------- --------  -------- --------
   Net (loss) income from
     continuing operations       (2,357)  18,037    11,334   37,088
Loss from operations of
  discontinued business, net of
  tax of $(2,353), $(221),
  and $(10,220)                    --     (3,620)     (407) (15,665)
Gain on sale of assets of
  discontinued business, net of
  tax of $5,425                    --      8,252      --      8,252
                               -------- --------  -------- --------
   Net (loss) income           $ (2,357)$ 22,669  $ 10,927 $ 29,675
                               ======== ========  ======== ========










                                5

Average common shares outstanding -
  basic                          13,614   13,611    13,612   13,611
                               ======== ========  ======== ========

Earnings per common share - basic
   Continuing operations       $   (.18)$   1.33  $    .83 $   2.72
   Discontinued operations         --        .34      (.03)    (.54)
                               -------- --------  -------- --------
     Net income per common
       share - basic           $   (.18)$   1.67  $    .80 $   2.18
                               ======== ========  ======== ========
Average common shares outstanding -
  diluted                        13,614   13,694    13,712   13,694
                               ======== ========  ======== ========
Earnings per common share - diluted
   Continuing operations       $   (.18)$   1.32  $    .83 $   2.71
   Discontinued operations         --        .34      (.03)    (.54)
                               -------- --------  -------- --------
     Net income per common
       share - diluted         $   (.18)$   1.66  $    .80 $   2.17
                               ======== ========  ======== ========
Dividends per common share     $   .615 $   .615  $  1.845 $  1.845
                               ======== ========  ======== ========

*Except per share amounts
The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                   1999      1998
Cash flows from operating activities:
Net income before preferred dividends            $ 13,299  $ 32,071
                                                 --------  --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash lease income and investment income      (4,589)   (5,155)
  Cash receipts in excess of debt service
    on leases                                       8,679     6,838
  Depreciation and amortization                    51,167    48,539
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net   (20,383)   (4,614)
Changes in operating assets and liabilities:
  (Increase) Decrease in accounts receivable and
    accrued unbilled revenue                       (3,198)   19,354
  (Increase) Decrease in inventories                 (209)      166
  Decrease in accounts payable                    (18,586)  (14,262)
  Increase in accrued taxes                        10,227     2,585
  Increase in other assets                        (22,051)   (6,203)
  Increase (Decrease) in other liabilities         32,074    (3,630)
                                                 --------  --------
  Total adjustments                                33,131    43,618
                                                 --------  --------
  Net cash provided by operating activities
    from continuing operations                     46,430    75,689
                                                 --------  --------
  Net cash provided (used) by operating
    activities of discontinued operations           9,877   (19,669)
                                                 --------  --------
  Cash flow from operations                        56,307    56,020
                                                 --------  --------
Cash flows from investing activities:
Additions to plant                                (39,957)  (45,163)
Proceeds from sale of discontinued operations      17,376    20,000
Other                                              (4,160)   (7,297)
                                                 --------  --------
  Net cash used by investing activities
    from continuing operations                    (26,741)  (32,460)
                                                 --------  --------
  Net cash used by investing activities
    from discontinued operations                   (5,083)   (3,253)
                                                 --------  --------
  Cash flow from investing activities             (31,824)  (35,713)
                                                 --------  --------









                                7

Cash flow from financing activities:
Increase in short-term debt                         6,400    20,950
Decrease in long-term debt                           (981)  (16,568)
Common dividends paid                             (25,112)  (25,112)
Preferred dividends paid                           (2,372)   (2,396)
                                                 --------  --------
   Cash flow from financing activities            (22,065)  (23,126)
                                                 --------  --------
Net increase (decrease) in cash and
  temporary cash investments:                       2,418    (2,819)
Cash and temporary cash investments
  at beginning of year:                             1,669    10,576
                                                 --------  --------
Cash and temporary cash investments at
  September 30                                   $  4,087  $  7,757
                                                 ========  ========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

   Interest                                      $ 23,706  $ 23,769

   Income taxes                                  $ 10,828  $ 19,611

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                          September 30, December 31,
ASSETS                                         1999        1998
                                            (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,247,238  $1,237,885
  Gas                                           421,281     417,585
                                             ----------  ----------
                                              1,668,519   1,655,470
  Less - accumulated provision
    for depreciation                            859,460     812,630
                                             ----------  ----------
                                                809,059     842,840
Construction work in progress                    53,463      30,075
Plant acquisition adjustments,
  net of amortization                              --           505
                                             ----------  ----------
     Total utility plant                        862,522     873,420
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $53,404 and $48,132)            2,431       2,655
Other                                             1,211       1,176
                                             ----------  ----------
     Total other property and
       investments                                3,642       3,831
                                             ----------  ----------
Current assets:
Cash and temporary cash investments               2,999       1,362
Receivables, less reserves of
  $1,698 and $1,106                              37,933      35,767
Accrued unbilled revenue                         28,662      31,315
Fuel, at average cost                             7,666      13,431
Materials and supplies,
  at average cost                                16,892      15,062
Gas in underground storage,
  at average cost                                24,571      20,494
Prepaid taxes                                     1,578       2,265
Other                                            24,743       6,626
                                             ----------  ----------
     Total current assets                       145,044     126,322
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               3,021       3,261
Unamortized debt expense                          1,734       1,852
Prepaid pension cost                                417         417
Other                                            19,741      15,325
                                             ----------  ----------
     Total deferred debits                       24,913      20,855
                                             ----------  ----------
Total assets                                 $1,036,121  $1,024,428
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                                9

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                          September 30, December 31,
CAPITALIZATION AND LIABILITIES                1999          1998
                                           (Unaudited)
Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661 $  185,661
Retained earnings                               123,683    135,315
Accumulated other comprehensive income             (845)      (845)
                                             ---------- ----------
        Total common stockholder's equity       308,499    320,131
Preferred stock without mandatory
  redemption                                     44,120     44,120
Preferred stock with mandatory redemption        22,000     22,000
Long-term debt                                  237,921    267,884
                                             ---------- ----------
         Total capitalization                   612,540    654,135
                                             ---------- ----------
Current liabilities:
Current maturities of long-term debt             30,000       --
Notes payable                                    57,600     40,600
Accounts payable                                 38,785     53,260
Accrued taxes                                    16,135      7,303
Accrued interest                                  5,361      9,394
FAC/PGA over-recoveries                               4        304
Level payment plan                                 --        1,519
Other                                             4,391      5,261
                                             ---------- ----------
         Total current liabilities              152,276    117,641
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               129,670    141,746
Regulatory liability                             38,779     46,346
Deferred investment tax credit                   18,206     19,450
Capital lease obligation                          1,317      1,703
Other                                            83,333     43,407
                                             ---------- ----------
         Total deferred credits and
           other liabilities                    271,305    252,652
                                             ---------- ----------
Total capitalization and
  liabilities                                $1,036,121 $1,024,428
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                              Three Months Ended  Nine Months Ended
                                  September 30,      September 30,
                                1999      1998     1999      1998
Operating revenue:
Electric                       $130,034 $115,236  $299,040 $282,718
Gas                              21,511   21,270   123,877  119,482
                               -------- --------  -------- --------
Total operating revenues        151,545  136,506   422,917  402,200
                               -------- --------  -------- --------
Operating expenses:
Cost of fuel                      8,594   25,625    53,855   71,102
Cost of gas                       9,305    9,139    65,123   63,295
Purchased power                  44,105   10,831    56,027   23,683
Other operations and maintenance 57,149   27,949   122,749   85,642
Depreciation and amortization    16,571   16,344    50,532   47,853
Income taxes                        (98)  12,046     9,261   23,872
Other taxes                       9,856    9,757    30,755   29,021
                               -------- --------  -------- --------
      Total operating expenses  145,482  111,691   388,302  344,468
                               -------- --------  -------- --------
Operating income                  6,063   24,815    34,615   57,732
                               -------- --------  -------- --------
Other income and deductions:
Cost of equity funds capitalized   --       --        --       --
Company-owned life insurance, net  (202)    (333)     (708)    (745)
Other, net                         (342)     302      (726)     278
                               -------- --------  -------- --------
      Total other income and
        (deductions)               (544)     (31)   (1,434)    (467)
                               -------- --------  -------- --------
Income before interest expense    5,519   24,784    33,181   57,265
                               -------- --------  -------- --------
Interest expenses:
Interest on long-term debt        4,808    4,808    14,425   14,690
Cost of borrowed funds
  capitalized                       (48)     (14)      (74)     (20)
Other                             1,098      926     2,979    2,286
                               -------- --------  -------- --------
Total interest expense            5,858    5,720    17,330   16,956
                               -------- --------  -------- --------
Net (loss) income before preferred
  dividends                        (339)  19,064    15,851   40,309
                               -------- --------  -------- --------
Dividends on preferred stock        802      797     2,372    2,396
                               -------- --------  -------- --------
Net (loss) income available for
  common stock                 $ (1,141)$ 18,267  $ 13,479 $ 37,913
                               ======== ========  ======== ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                Nine Months Ended
                                                  September 30,
                                                  1999      1998
                                                  (In thousands)
                                                    (Unaudited)
Cash flows from operating activities:
Net income before preferred dividends            $ 15,851  $ 40,309

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                   51,037    48,386
   Deferred income taxes, investment tax
     credit and regulatory liability, net         (20,888)   (5,883)
Changes in operating assets and liabilities:
   (Increase) Decrease in accounts receivable      (2,165)    8,843
   (Increase) Decrease in fuel, materials and supplies,
     and gas in underground storage                  (143)      357
   Decrease in unbilled revenue                     2,653    11,060
   Decrease in accounts payable                   (14,474)   (4,615)
Increase (decrease) in accrued taxes and interest   4,799      (523)
Capital lease payments                                484       484
Increase in other current assets                  (17,429)   (4,967)
Decrease in other current liabilities              (2,690)   (3,710)
Increase in other non-current assets               (2,541)   (2,132)
Increase in other non-current liabilities          39,809     3,291
                                                 --------  --------
  Net cash provided by operating activities        54,303    90,900
                                                 --------  --------
Cash flows from investing activities:
Capital expenditures                              (39,275)  (45,155)
Cost of equity funds capitalized                     --        --
Other                                              (2,423)   (3,687)
                                                 --------  --------
  Net cash used in investing activities           (41,698)  (48,842)
                                                 --------  --------
Cash flow from financing activities:
Common dividends paid                             (25,112)  (45,112)
Preferred dividends paid                           (2,372)   (2,396)
Payments on capital lease obligation                 (484)     (484)
Increase in short-term borrowing                   17,000    16,600
Long-term debt retired                               --     (10,650)
                                                 --------  --------
  Net cash used in financing activities           (10,968)  (42,042)
                                                 --------  --------
Net increase in cash and temporary
  cash investments                                  1,637        16

Cash and temporary cash investments at
  beginning of year                                 1,362       698
                                                 --------  --------
Cash and temporary cash investments at
  September 30                                   $  2,999  $    714
                                                 ========  ========


                               12

Supplemental disclosures of cash
  flow information:

Cash paid during the period for:

   Interest (net of cost of borrowed
     funds capitalized)                          $ 21,802  $ 21,623

   Income taxes                                  $ 19,308  $ 28,655

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended September 30, 1999
                 CILCO    CILCO    CILCO    Other   Discont.
                Electric   Gas     Other  Businesses Oper.    Totals
                                    (In thousands)
Revenues        $130,034 $ 21,511 $ 1,025 $ 2,885   $  --    $155,455
Interest income     --       --        34      42      --          76
                -------- -------- ------- -------   -------  --------
   Total         130,034   21,511   1,059   2,927      --     155,531
                -------- -------- ------- -------   -------  --------
Operating
  expenses       100,227   28,782   2,266   4,219      --     135,494
Depreciation
and amort.        11,799    4,772      72      43      --      16,686
                -------- -------- ------- -------   -------  --------
   Total         112,026   33,554   2,338   4,262      --     152,180
                -------- -------- ------- -------   -------  --------
Interest exp.      4,228    1,678    --     1,093      --       6,999
Preferred
  stock div.        --       --       802     --       --         802
Fixed charges
  & other exp.       (47)      (1)    202     --       --         154
                -------- -------- ------- -------   -------  --------
   Total           4,181    1,677   1,004   1,093      --       7,955
                -------- -------- ------- -------   -------  --------
Income from
  continuing
  oper. before
  income taxes    13,827  (13,720) (2,283) (2,428)     --      (4,604)
Income taxes       5,285   (5,383)   (937) (1,212)     --      (2,247)
                -------- -------- ------- -------   -------  --------
Net income
  from cont.
  operations       8,542   (8,337) (1,346) (1,216)     --      (2,357)
                -------- -------- ------- -------   -------  --------
Effect of
  discontinued
  operations        --       --       --      --       --        --
                -------- -------- ------- -------   -------  --------
Segment net
  income        $  8,542 $ (8,337)$(1,346)$(1,216)  $  --    $ (2,357)
                ======== ======== ======= =======   =======  ========



















Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended September 30, 1998
                 CILCO    CILCO    CILCO    Other   Discont.
                Electric   Gas     Other  Businesses  Oper.    Totals
                                     (In thousands)
Revenues        $115,236 $21,270  $   658 $3,674    $ --     $140,838
Interest income     --      --         47     11      --           58
                -------- -------  ------- ------    ------   --------
   Total         115,236  21,270      705  3,685      --      140,896
                -------- -------  ------- ------    ------   --------
Operating
  expenses        64,231  19,070      745  2,833      --       86,879
Depreciation
  and amort.      11,567   4,777      178     51      --       16,573
                -------- -------  ------- ------    ------   --------
   Total          75,798  23,847      923  2,884      --      103,452
                -------- -------  ------- ------    ------   --------
Interest exp.      4,099   1,635     --    1,575      --        7,309
Preferred
  stock div.        --      --        797   --        --          797
Fixed charges
  & other exp.       (14)   --        333   --        --          319
                -------- -------  ------- ------    ------   --------
   Total           4,085   1,635    1,130  1,575      --        8,425
                -------- -------  ------- ------    ------   --------
Income from
  continuing
  oper. before
  income taxes    35,353  (4,212)  (1,348)  (774)     --       29,019
Income taxes      13,700  (1,654)    (520)  (544)     --       10,982
                -------- -------  ------- ------    ------   --------
Net income
  from cont.
  operations      21,653  (2,558)    (828)  (230)     --       18,037
                -------- -------  ------- ------    ------   --------
Effect of
  discontinued
  operations        --      --       --     --       4,632      4,632
                -------- -------  ------- ------    ------   --------
Segment net
  income        $ 21,653 $(2,558)  $ (828)$ (230)   $4,632   $ 22,669
                ======== =======  ======= ======    ======   ========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Nine Months Ended September 30, 1999
                 CILCO    CILCO    CILCO    Other   Discont.
                Electric   Gas     Other  Businesses  Oper.  Totals
                                   (In thousands)
Revenues        $299,040 $123,877 $ 2,754 $18,120   $ --    $443,791
Interest income     --       --       147      98     --         245
                -------- -------- ------- -------   ------  --------
   Total         299,040  123,877   2,901  18,218     --     444,036
                -------- -------- ------- -------   ------  --------
Operating
  expenses       220,714  107,795   5,427  18,386     --     352,322
Depreciation
  and amort.      35,585   14,947     504     131     --      51,167
                -------- -------- ------- -------   ------  --------
   Total         256,299  122,742   5,931  18,517     --     403,489
                -------- -------- ------- -------   ------  --------
Interest exp.     12,461    4,943    --     3,935     --      21,339
Preferred
  stock div.        --       --     2,372    --       --       2,372
Fixed charges
  & other exp.       (73)      (1)    708    --       --         634
                -------- -------- ------- -------   ------  --------
   Total          12,388    4,942   3,080   3,935     --      24,345
                -------- -------- ------- -------   ------  --------
Income from
  continuing
  oper. before
  income taxes    30,353   (3,807) (6,110) (4,234)    --      16,202
Income taxes      10,600   (1,339) (2,304) (2,089)    --       4,868
                -------- -------- ------- -------   ------  --------
Net income
  from cont.
  operations      19,753   (2,468) (3,806) (2,145)    --      11,334
                -------- -------- ------- -------   ------  --------
Effect of
  discontinued
  operations        --       --      --      --       (407)     (407)
                -------- -------- ------- -------   ------  --------
Segment net
  income        $ 19,753 $ (2,468)$(3,806)$(2,145)  $ (407) $ 10,927
                ======== ======== ======= =======   ======  ========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Nine Months Ended September 30, 1998
                 CILCO    CILCO    CILCO    Other   Discont.
                Electric   Gas     Other  Businesses  Oper.    Totals
                                   (In thousands)
Revenues        $282,718 $119,482  $ 1,013 $13,454   $  --    $416,667
Interest income     --       --        238      67      --         305
                -------- --------  ------- -------   -------  --------
   Total         282,718  119,482    1,251  13,521      --     416,972
                -------- --------  ------- -------   -------  --------
Operating
  expenses       176,857   95,886    2,298  11,498      --     286,539
Depreciation
  and amort.      34,003   13,850      534     152      --      48,539
                -------- --------  ------- -------   -------  --------
   Total         210,860  109,736    2,832  11,650      --     335,078
                -------- --------  ------- -------   -------  --------
Interest exp.     12,137    4,839     --     4,958      --      21,934
Preferred
  stock div.        --       --      2,396    --        --       2,396
Fixed charges
  & other exp.       (20)    --        745    --        --         725
                -------- --------  ------- -------   -------  --------
   Total          12,117    4,839    3,141   4,958      --      25,055
                -------- --------  ------- -------   -------  --------
Income from
  continuing
  oper. before
  income taxes    59,741    4,907   (4,722) (3,087)     --      56,839
Income taxes      21,881    1,991   (1,859) (2,262)     --      19,751
                -------- --------  ------- -------   -------  --------
Net income
  from cont.
  operations      37,860    2,916   (2,863)   (825)     --      37,088
                -------- --------  ------- -------   -------  --------
Effect of
  discontinued
  operations        --       --       --      --      (7,413)   (7,413)
                -------- --------  ------- -------   -------  --------
Segment net
  income        $ 37,860 $  2,916  $(2,863)$  (825)  $(7,413) $ 29,675
                ======== ========  ======= =======   =======  ========

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries (QST Environmental Inc., QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc.) and CILCORP's other subsidiaries (collectively, the Company) after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental Inc. in the second quarter of 1999 (see Results of Operations - QST Enterprises Discontinued Operations). Prior year amounts have been reclassified on a basis consistent with the 1999 presentation.

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


During the nine months ended September 30, 1999, CILCO paid approximately $804,000 to outside parties for former gas manufacturing plant site monitoring, remediation and legal fees, and expects to spend approximately $200,000 during the remainder of 1999. A $1.2 million liability is recorded on the Balance Sheets, representing its minimum obligation expected for coal tar investigation and remediation. Coal tar remediation costs incurred through September 1999, less amounts recovered from customers, have been deferred as a regulatory asset of $659,000 on the Balance Sheets.


Through September 30, 1999, CILCO has recovered approximately
$6.6 million in coal tar remediation costs from its customers through a gas rate rider approved by the Illinois Commerce Commission (ICC). Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.


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


In May 1999, a settlement was reached between CILCO and CIPS regarding disputed issues pertaining to these capacity and energy agreements. The settlement amends the previous agreements to provide for 100 MW of capacity and firm energy for the months of June through September for the years 2000 through 2003 and additionally provides for 100 MW of firm energy for the month of January in each of those years. There are no commitments to purchase capacity or energy beyond those dates. The agreements provide specific prices for on-peak and off-peak energy, which eliminates the ambiguity that arose under the old agreements due to the use of pricing queues. Under the settlement, CILCO will have no capacity payment obligations to CIPS for February through December 1999, resulting in 1999 capacity reservation savings of approximately $6 million. The settlement also obligates both parties to withdraw from regulatory action pertaining to related contract issues. CIPS and CILCO are currently preparing the settlement document filing for approval by the FERC.


NOTE 4.  QST Enterprises Discontinued Operations

(See Management's Discussion and Analysis of Financial Condition and Results of Operations - QST Enterprises Discontinued Operations.)


NOTE 5.  Financial Instruments and Price Risk Management

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas or electricity. CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.
                               19

The net gain reflected in operating results from derivative financial instruments was approximately $705,000 for the third quarter 1999.
As of September 30, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of
 .3 Bcf and natural gas sales of 1.0 Bcf for commitments through September 2000. The net deferred gain and carrying amount on these fixed-price derivatives at September 30, 1999, was approximately $422,000. At September 30, 1999, CILCORP had open positions in derivative financial instruments used to hedge basis of .4 Bcf for commitments through March 2000. The net deferred loss on these basis derivatives at September 30, 1999, was approximately $7,000. As of September 30, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of electricity purchases of 83,904 MWh for commitments through August 2000. The net deferred loss and carrying amount on these fixed-price derivatives at September 30, 1999, was approximately $1,851,400.


NOTE 6.  Earnings Per Share

The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock. The shares calculated for dilutive potential result from Award Agreements entered into pursuant to the CILCORP Shareholder Return Incentive Compensation Plan.


                                                   Nine Months Ended
                                                      September 30,
                                                     1999     1998
                                                     (In thousands)
                                                   (C>
Income available to common shareholders            $10,927  $29,675

Weighted average number of common shares
  used in Basic Earnings Per Share                  13,612   13,611

Weighted number of dilutive potential common
  shares used in Diluted Earnings Per Share            100       83

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 1998 and prior years, the financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflected the operations of Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), and their subsidiaries. On November 23, 1998, the Company announced that The AES Corporation (AES) had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. The Federal Trade Commission granted approval of CILCORP's merger with AES under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on February 22, 1999. On March 10, 1999, the Illinois Commerce Commission issued its approval. The merger was approved by CILCORP shareholders at a special meeting on May 20, 1999. The FERC issued an order to CILCORP approving the transaction on June 16, 1999. The SEC staff approved AES' application for an exemption under Section 3(a)(5) of the Public Utility Holding Company Act on August 20, 1999. AES completed the acquisition of the Company on October 18, 1999.


In conjunction with the merger with AES and as part of a continuing effort to better position itself for competition in the energy services industry, in April and June 1999, CILCO offered Voluntary Early Retirement Programs to certain of its employees. These programs resulted in after-tax charges to earnings of approximately $22.7 million in 1999. (See Item 5: Other Information - Voluntary Early Retirement Programs.)


In late 1998, in light of the pending acquisition and after reviewing its business plans, the Company decided to sell its 100% ownership interest in QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST that provides environmental consulting and engineering services. On May 7, 1999, QST agreed to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The sale was effective on June 24, 1999. QST had sold another of its subsidiaries, QST Communications Inc., in August 1998.


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


Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Item 5: Other Information - Illinois Electric Deregulation). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois electric customers outside its traditional Central Illinois service territory. As a result of these events, the Company is reporting the results of QST Enterprises and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) as discontinued operations (see Results of Operations - QST Enterprises Discontinued Operations).

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


Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A. The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; third party compliance with Year 2000 requirements; the inability to identify and remediate or replace embedded computer chips in affected equipment; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; environmental protection and compliance costs. Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries. CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

                    Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are, or are expected to be, available to the Holding Company and its subsidiaries will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.


The AES Corporation (AES) completed the acquisition of CILCORP and its subsidiaries on October 18, 1999, for an aggregate purchase price of approximately $886 million. An AES subsidiary, Midwest Energy, Inc. (Midwest), simultaneously completed the offering of $475 million of senior notes and bonds ($225 million of 8.7% Senior Notes due 2009 and $250 million of 9.375% Senior Bonds due 2029) to finance part of the purchase price for the acquisition. Pursuant to the merger agreement, Midwest merged with and into CILCORP and CILCORP survived the merger as a wholly-owned subsidiary of AES. The remaining cash required to complete the acquisition was provided by AES.

In conjunction with the transaction, several rating agencies reviewed and revised the credit ratings of CILCORP and CILCO securities and commercial paper as follows:

                                                 From      To

Moody's
  CILCORP (Midwest) Senior Notes & Bonds          N/A     Baa2
  CILCORP Unsecured Medium-Term Notes              A1     Baa2
  CILCO Secured Debt                              Aa2       A2
  CILCO Preferred Stock                           Aa3       A3
  CILCO Commercial Paper                          P-1      P-1

Standard & Poor's
  CILCORP (Midwest) Senior Notes & Bonds          N/A      BB+
  CILCO Secured Debt                              AA-     BBB-
  CILCO Preferred Stock                             A       BB

Duff & Phelps
  CILCORP (Midwest) Senior Notes & Bonds          N/A      BBB
  CILCORP Unsecured Medium-Term Notes             N/A      BBB
  CILCO Secured Debt                              N/A       A+
  CILCO Preferred Stock                           N/A       A-
  CILCO Commercial Paper                          N/A      D-1


CILCORP

Short-term borrowing capability is available to the Company for additional cash requirements. CILCORP's Board of Directors has authorized it to borrow up to $60 million on a short-term basis. On September 30, 1999, CILCORP had committed bank lines of credit of $60 million, of which $45 million was used. The Company had $30.5 million of medium-term notes outstanding at September 30, 1999.


CILCO

Capital expenditures totaled $39.3 million for the nine months ended September 30, 1999. Capital expenditures are anticipated to be approximately $17.2 million for the remainder of 1999 and are currently estimated to be $44.9 million in 2000. Included in 1999 and 2000 capital expenditures are $11.8 million and $2.5 million, respectively, for information technology projects.


CILCO retired $10.65 million of medium-term notes in June 1998.
CILCO does not plan to issue long-term debt during the remainder of 1999. CILCO intends to finance its 1999 and 2000 capital expenditures with funds provided by operations.


As of September 30, 1999, CILCO had committed bank lines of credit aggregating $65 million. CILCO uses these lines of credit to support issuance of short-term commercial paper. CILCO had $57.6 million of commercial paper outstanding at September 30, 1999, and expects to issue commercial paper periodically throughout the remainder of 1999. CILCO issued commercial paper in the third quarter of 1999 to cover purchases of additional electricity to meet increased consumer demand due to abnormally warm weather conditions. (See Results of Operations - CILCO Electric Operations.) CILCO plans to use approximately $27 million of the proceeds from the issuance of Midwest debt and capital provided by AES to CILCORP to retire commercial paper in the fourth quarter of 1999.

CIM

At September 30, 1999, CIM had $32 million of outstanding debt owing to CILCORP. During 1997 and prior years, CIM committed to invest $16.6 million in affordable housing tax credit funds. Through September 30, 1999, approximately $14.9 million of these commitments had been funded. CIM expects to contribute approximately
$.7 million in cash for these investments during the remainder of 1999, and lesser amounts each year thereafter through 2006. These investments will be funded through borrowings from CILCORP. CIM expects to finance any other new investments and working capital needs during the remainder of 1999 with a combination of funds generated internally and funds provided by CILCORP.

CVI

At September 30, 1999, CVI had outstanding debt of $.3 million, borrowed from CILCORP. CVI expects to finance its activities and working capital needs during the remainder of 1999 with a combination of funds generated internally and with funds provided by CILCORP.

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


Phase II is essentially complete. This phase includes Y2K compliance testing of all suspect embedded chip devices identified in Phase I in the power plants, service centers, and business offices. In addition, two separate groups of outside consultants evaluated all mainframe application code to identify specific instances of date problems in each application program for systems that are not being replaced. Phase II has been completed except for the testing of approximately 1% of non-critical embedded chip devices associated with power plant operations. This testing will occur during the first part of the fourth quarter of 1999.


Phase III is also nearly complete and includes the upgrade/replacement and re-testing of embedded chip devices found not to be Y2K compliant during Phase II. This phase includes completion of mainframe computer operating software upgrades to current Y2K compliant versions and defining Y2K contingency plans for each business unit. Computer application code that was determined to have Y2K date related problems during Phase II will be corrected. Testing of all applications which have undergone Y2K upgrades/modifications, testing of operating system software, and development and testing of contingency plans through simulation or actual tests, where practical, will complete Phase III, which was completed for all mission critical systems in October 1999. Systems identified as critical to the continued provision of utility services were of particular focus during the testing portion of Phase III. These critical systems are generating station equipment, electric transmission and distribution control systems, gas delivery control systems, and telecommunications systems.

An estimated $2 million will have been spent for embedded chip analysis, vendor management, application code scanning, remediation, testing and contingency planning at CILCO. Approximately
$30.7 million will have been spent prior to the year 2000 for system replacements or hardware upgrades initiated for business purposes other than solely for Y2K compliance.


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

CILCO is also following the contingency planning process recognized by MAIN and NERC. Accordingly, CILCO has established a Y2K contingency planning team that has received training in contingency planning techniques and goals. The team is collecting data and contingency planning began in March 1999. Within this structure, CILCO submitted and received approval from MAIN of its final contingency plans. This contingency planning process is expected to continue through the fourth quarter of 1999. CILCO also participated in the NERC industry-wide drills during September 1999.

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

                        Price Risk Management

The majority of CILCORP's energy sales at the end of the third quarter 1999 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Illinois Electric Deregulation), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs. Thus, there is very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase. At September 30, 1999, QST's non-Illinois electric operations and gas trading activities have been accounted for as discontinued operations.

The market risk inherent in the activities of CILCORP (exclusive of regulated Illinois tariff customers) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At September 30, 1999, CILCORP engaged in deregulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These deregulated activities had no net open market price risk positions related to electricity and had net open market price risk positions of approximately .01 Bcf of natural gas. A market price sensitivity of 10% applied to these positions is not material to the Company. At September 30, 1999, QST's discontinued operations had no net open market price risk in electricity. During the third quarter, the remainder of QST's contracts for physical delivery were terminated releasing QST from the obligation to deliver electricity. At September 30, 1999, QST's only remaining forward transaction involving electricity is a purchase of approximately 86,000 MWh at a fixed price and an off-setting sale of those same megawatts at a fixed price through December 31, 1999. Since the buy/sell is locked in at a fixed price, QST's discontinued operations are not affected by any market price sensitivity. See Note 5 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instruments held by the Company to the change in price of the underlying commodity, the net effect on the Company's net income resulting from the change in value of these financial instruments is not expected to be material.

                        Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended
September 30, 1999 and 1998.


                               Three Months Ended  Nine Months Ended
                                   September 30,     September 30,
Components of Electric Oper. Inc.  1999    1998      1999    1998
                                           (In thousands)
                                             (Unaudited)
Revenue:
  Electric retail                $119,285 $110,466 $280,070 $267,198
  Sales for resale                 10,749    4,770   18,970   15,520
                                 -------- -------- -------- --------
     Total revenue                130,034  115,236  299,040  282,718
                                 -------- -------- -------- --------
Cost of sales:
  Cost of fuel                      8,594   25,625   53,855   71,102
  Purchased power                  44,105   10,831   56,027   23,683
  Revenue taxes                     5,745    6,006   14,616   14,384
                                 -------- -------- -------- --------
     Total cost of sales           58,444   42,462  124,498  109,169
                                 -------- -------- -------- --------
Gross margin                       71,590   72,774  174,542  173,549
                                 -------- -------- -------- --------
Operating expenses
  Other operations and maintenance 39,364   19,546   88,684   61,158
  Depreciation and amortization    11,799   11,567   35,585   34,003
  Other taxes                       2,419    2,223    7,532    6,530
                                 -------- -------- -------- --------
     Total operating expenses      53,582   33,336  131,801  101,691
                                 -------- -------- -------- --------
Total                              18,008   39,438   42,741   71,858
                                 -------- -------- -------- --------
Fixed charges and other
  Cost of equity funds capitalized   --       --       --       --
  Interest on long-term debt        3,442    3,437   10,328   10,503
  Cost of borrowed funds capitalized  (47)     (14)     (73)     (20)
  Other interest                      786      662    2,133    1,634
                                 -------- -------- -------- --------
     Total                          4,181    4,085   12,388   12,117

Income before income taxes         13,827   35,353   30,353   59,741
  Income taxes                      5,285   13,700   10,600   21,881
                                 -------- -------- -------- --------
Electric income                  $  8,542 $ 21,653 $ 19,753 $ 37,860
                                 ======== ======== ======== ========

Electric gross margin decreased 2% for the quarter and remained relatively constant for the nine months ended September 30, 1999, compared to the same periods in 1998. Retail kilowatt hour (KWh) sales remained relatively constant for the quarter and increased 4% for the nine months ended
September 30, 1999,
compared to the same periods in 1998. Residential sales increased 2% for the quarter and 4% for the nine months ended September 30, 1999, compared to the same periods in 1998. Commercial sales remained relatively constant for the quarter and increased 4% for the nine months ended September 30, 1999, compared to the same periods in 1998. Cooling degree days were 16% lower for the quarter and 15% lower for the nine months ended September 30, 1999, compared to the same periods in 1998. Although total cooling degree days were lower for 1999, extremely warm weather in July 1999 resulted in greater residential and commercial demand for electricity. Cooling degree days were 27% higher in July 1999 compared to July 1998. Industrial sales remained relatively constant for the quarter and increased 4% for the nine months ended September 30, 1999. Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest industrial program in April 1998.


Sales for resale increased 125% for the quarter and 22% for the nine months ended September 30, 1999, compared to the same periods in 1998, due to increased sales volumes resulting from higher available capacity in August and increased prices per KWh due to industry-wide demand in July. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.


The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.


Purchased power increased 307% for the quarter and 137% for the nine months ended September 30, 1999, compared to the same periods in 1998. As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July and $23 million remained unrecovered at the end of July. CILCO's FAC allows it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the Illinois Commerce Commission
(ICC) approved a request by CILCO to charge customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers may elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel decreased for the quarter and for the nine months ended September 30, 1999, compared to the same periods in 1998.


The ICC will conduct its routine review of the FAC in early 2000 and will determine the prudency of CILCO's electricity purchases. Any amount of the additional $23 million of electricity purchases ultimately determined to be imprudent by the ICC would not be recoverable from CILCO's customers, and therefore would be expensed by CILCO on its income statement. CILCO currently believes these costs to be recoverable through the FAC. A significant disallowance of these costs by the ICC would be material to CILCO's results of operations.

Electric operations and maintenance expense increased 101% for the quarter and 45% for the nine months ended September 30, 1999, compared to the same periods in 1998. The increases were mainly due to a $10.1 million second quarter charge and an $18.4 million third quarter charge to pension and benefits expense as a result of Voluntary Early Retirement Programs offered to Management, Office and Technical (MOT) employees and to employees in CILCO's electric power generation area (see Part II. Item 5: Other Information, Voluntary Early Retirement Programs). Also contributing to the increase during the quarter were increases in overhead line maintenance and tree trimming. The increase for the nine months ended was partially offset by lower electric distribution overhead line maintenance due to a severe storm in June 1998.


Fixed charges and other expenses increased 2% for the quarter and nine months ended September 30, 1999, compared to the same periods in 1998.


The decrease in income taxes in 1999 was primarily due to lower pre-tax income as a result of pension and benefit expenses relating to the Early Retirement offers.

CILCO Gas Operations


The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 1999 and 1998.


                                Three Months Ended  Six Months Ended
                                  September 30,       September 30,
Components of Gas Operating Income  1999   1998      1999     1998
                                           (In thousands)
                                            (Unaudited)
Revenue:
  Sale of gas                    $ 20,346 $20,170  $120,177 $115,262
  Transportation services           1,165   1,100     3,700    4,220
                                 -------- -------  -------- --------
     Total revenue                 21,511  21,270   123,877  119,482
                                 -------- -------  -------- --------
Cost of sales:
  Cost of gas                       9,305   9,139    65,123   63,295
  Revenue taxes                     1,002     954     6,330    6,046
                                 -------- -------  -------- --------
     Total cost of sales           10,307  10,093    71,453   69,341
                                 -------- -------  -------- --------
Gross margin                       11,204  11,177    52,424   50,141
                                 -------- -------  -------- --------
Operating expenses
  Other operations and maintenance 17,785   8,403    34,065   24,484
  Depreciation and amortization     4,772   4,777    14,947   13,850
  Other taxes                         690     574     2,277    2,061
                                 -------- -------  -------- --------
     Total operating expenses      23,247  13,754    51,289   40,395
                                 -------- -------  -------- --------
Total                             (12,043) (2,577)    1,135    9,746
                                 -------- -------  -------- --------
Fixed charges and other
  Cost of equity funds capitalized   --      --        --       --
  Interest on long-term debt        1,366   1,371     4,097    4,187
  Cost of borrowed funds capitalized   (1)      0        (1)       0
  Other interest expense              312     264       846      652
                                 -------- -------  -------- --------
     Total                          1,677   1,635     4,942    4,839
                                 -------- -------  -------- --------
Income before income taxes        (13,720) (4,212)   (3,807)   4,907
  Income taxes                     (5,383) (1,654)   (1,339)   1,991
                                 -------- -------  -------- --------
Gas income (loss)                $ (8,337)$(2,558) $ (2,468)$  2,916
                                 ======== =======  ======== ========

Gas gross margin remained relatively constant for the quarter and increased 5% for the nine months ended September 30, 1999, compared to the same periods in 1998. Residential sales volumes increased 2% for the quarter and 11% for the nine months ended September 30, 1999. Commercial sales volumes decreased 15% for the quarter and increased 2% for the nine months ended September 30, 1999. Heating degree days were 10% higher for the nine months ended September 30, 1999, compared to the same period in 1998. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.
                               30

Revenue from gas transportation services decreased 12% while gas transportation sales volumes decreased 6% for the nine months ended September 30, 1999, compared to the same period in 1998.


The cost of gas increased 2% for the quarter ended and 3% for the nine months ended September 30, 1999, compared to the same periods in 1998, primarily due to increased gas sales and higher natural gas prices. These costs are passed through to customers via the PGA.


Gas operations and maintenance expense increased 112% for the quarter and 39% for the nine months ended September 30, 1999, compared to the same periods in 1998. The increases were primarily due to a $9.1 million charge to pension and benefits expense in the third quarter as a result of a Voluntary Early Retirement Program offered to MOT employees (see Part II. Item 5: Other Information, Voluntary Early Retirement Programs).


Fixed charges and other expenses increased 3% for the quarter and increased 2% for the nine months ended September 30, 1999, compared to the same periods in 1998.


The decrease in income taxes in 1999 was due to lower pre-tax operating income as a result of pension and benefit expenses relating to the Early Retirement offer.






































                               31

CILCO Other


The following table summarizes other income and deductions for the three months and nine months ended September 30, 1999 and 1998.


Components of CILCO Other       Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                   1999    1998       1999    1998
                                           (In thousands)
                                            (Unaudited)
Revenue                           $ 1,025 $   658   $ 2,754  $ 1,013
Interest income                        34      47       147      238
Amortization                          (72)   (178)     (504)    (534)
Operating expenses                 (2,265)   (743)   (5,424)  (2,292)
Other taxes                            (1)     (2)       (3)      (6)

Preferred stock dividends            (802)   (797)   (2,372)  (2,396)
Other                                (202)   (333)     (708)    (745)
                                  ------- -------   -------  -------
Loss before income taxes           (2,283) (1,348)   (6,110)  (4,722)
   Income tax benefit                (937)   (520)   (2,304)  (1,859)
                                  ------- -------   -------  -------
      CILCO Other net loss        $(1,346)$  (828)  $(3,806) $(2,863)
                                  ======= =======   =======  =======

Other revenues and the related operating expenses increased for the quarter and nine months ended September 30, 1999, due to increased nonregulated electricity sales in Illinois outside of CILCO's service territory. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST. Expenses also increased due to start-up costs of other non-regulated service programs such as outdoor lighting, energy consulting, and performance audits.


























                              32

Other Businesses Operations

The following table summarizes the components of Other Businesses net loss for the three months and nine months ended September 30, 1999 and 1998.

Components of Other Businesses   Three Months Ended  Nine Months Ended
Net Loss                            September 30,      September30,
                                    1999    1998      1999     1998
                                            (In thousands)
                                              (Unaudited)
Revenue:
Leveraged lease revenue           $ 1,566  $1,672   $ 5,200  $ 5,344
Other revenue                       1,361   2,013    13,018    8,177
                                  -------  ------   -------  -------
   Total revenue                    2,927   3,685    18,218   13,521
                                  -------  ------   -------  -------
Expenses:
  Gas purchased for resale            947   1,716    10,134    7,585
  Operating expenses                3,261   1,105     8,226    3,864
  Depreciation and amortization        43      51       131      152
  Interest expense                  1,093   1,575     3,935    4,958
  Other taxes                          11      12        26       49
                                  -------  ------   -------  -------
  Total expenses                    5,355   4,459    22,452   16,608
                                  -------  ------   -------  -------
Loss before income taxes           (2,428)   (774)   (4,234)  (3,087)
                                  -------  ------   -------  -------
   Income tax benefit              (1,212)   (544)   (2,089)  (2,262)
                                  -------  ------   -------  -------
Other Businesses net loss         $(1,216) $ (230)  $(2,145) $  (825)
                                  =======  ======   =======  =======

Revenues decreased 21% for the three months ended September 30, 1999, primarily due to decreased CVI gas marketing revenue, partially offset by revenue from CILCORP Infraservices Inc. Revenues increased 35% for the nine months ended September 30, 1999, primarily due to increased gas marketing revenue and revenue from CILCORP Infraservices Inc.


Expenses increased 20% for the three months and 35% for the nine months ended September 30, 1999, compared to the corresponding periods in 1998, primarily due to $2.3 million of merger transaction expenses and $1.4 million of incentive compensation expense at the Holding Company, while interest expense decreased due to lower average debt balances. Gas expense at CVI related to the gas marketing program decreased for the quarter and increased for the nine months ended September 30, 1999, reflecting changes in sales volumes.


Income and other taxes increased for the nine months ended
September 30, 1999, compared to the corresponding period in 1998, despite increased losses, reflecting the non-deductible nature of merger transaction expenses. For the three months ended
September 30, 1999, income taxes decreased primarily due to lower pre-tax income.


QST Enterprises Discontinued Operations

Due to uncertainties related to energy deregulation across the country, the illiquidity of certain energy markets and the Company's acquisition by AES, the Company is now focusing on the opportunities in the Illinois energy market
                               33

resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis - Illinois Electric Deregulation). As a result of this decision, QST Enterprises Inc. and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillments of contractual commitments for 1999 and beyond, and recorded loss provisions for the discontinued energy operations.


The results of QST Enterprises Inc. and its past and present subsidiaries - QST Communications, QST Environmental and QST Energy - are reported in 1999 and prior periods as discontinued operations. The following table shows the components of the discontinued operations.


Income (loss) from operations of discontinued businesses, net of tax:


                                 Three Months Ended  Nine Months Ended
                                    September 30,     September 30,
                                   1999     1998     1999        1998
                                            (In thousands)
                                              (Unaudited)
QST Communications, net of tax of
  $(176) and $(463)               $  --    $  (267)   $ --  $   (704)
QST Enterprises (excluding QST
  Environmental and QST Comm.), net
  of tax of $(2,367) and $(9,866)    --     (3,601)     --   (15,007)
QST Environmental, net of tax of
  $190, $(221) and $109              --        248     (407)      46
                                  -------  -------    ----- --------
                                  $  --    $(3,620)   $(407)$(15,665)
                                  =======  =======    ===== ========

Realized gain on sale of assets of discontinued business, net of tax:

                                 Three Months Ended   Nine MonthsEnded
                                    September 30,       September 30,
                                   1999     1998      1999     1998
                                               (In thousands)
                                                 (Unaudited)
QST Communications, net of tax of
  $5,425                          $  --     $8,252  $  --     $8,252
                                  =======   ======  =======   ======

Financial results for the third quarter of 1999 were reflected in the discontinued operations reserve which was accrued at the end of 1998, resulting in no net income or loss for the quarter.


In August 1998, QST Enterprises Inc. (QST) sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, to McLeod USA for $20 million cash and McLeod USA stock options then valued at $5.5 million, resulting in an after-tax gain of approximately $8.3 million.  Operating losses incurred by QST
Communications for the three months and nine months ended
September 30, 1998, are shown in the preceding table.
                               34

In June 1999, QST sold the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. ESE Land and its subsidiaries were not included in this sale and, therefore, QST Environmental's investment in ESE Land was transferred to QST Enterprises Inc. prior to the sale. No after-tax gain or loss was realized from the sale. QST Environmental's operating results through May 30, 1999, are included in the year-to-date loss from operations of discontinued businesses.


In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. QST Energy has moved to dismiss this suit filed in California as duplicative of the suits pending in Illinois, and the customers similarly filed motions to dismiss the suits pending in Illinois. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at September 30, 1999, for these two customers, totaled $15.4 million. Under the terms of the contract, QST Energy has terminated delivery of electricity to the two customers.


In June 1999, QST Energy agreed to pay $3 million to the two remaining California commercial customers to discontinue electricity service. These payments, as well as losses on energy sales during 1999 (primarily electricity to the California commercial customers) were included in QST's estimate for loss related to discontinued operations recorded in December 1998.


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 1. Business" in the Company's 1998 Annual Report on Form 10-K (the "1998 Form 10-K") and to "Note 2. Contingencies" and "QST Enterprises Discontinued Operations", herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.


The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise referred to above, in the opinion of management, all such claims currently pending either will not result in a material adverse effect on the financial position and results of operations of the Company or are adequately covered by:
(i.) insurance; (ii.) contractual or statutory indemnification; and/or (iii.) reserves for potential losses.


Item 5:  Other Information

Illinois Electric Deregulation

In December 1997, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective. The Customer Choice Law began a nine-year transition process to a fully competitive market for electricity in Illinois, with all customers being able to choose their electricity supplier by May 1, 2002. Transition charges designed to help utilities recover the cost of past investments made under a regulated system may be collected through 2006 (2008 upon the ICC's
                               35

finding that a utility's financial condition is impaired). The Customer Choice Law also requires residential base rate reductions which vary by utility. CILCO began its reduction in residential base rates with an initial 2% decrease in August 1998. Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30-year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999, and a 12-month average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through
2004) plus 1.5 percentage points. If CILCO's two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year. (Refer to the caption "Competition" in Management's Discussion and Analysis of Financial Condition and Results of Operations in CILCORP's 1998 Annual Report to Shareholders.)


On June 30, 1999, Senate Bill 24 (a clarification and technical correction of the Customer Choice Law) was signed into law. This law allows certain utilities, including CILCO, to increase the Equity Cap by an additional 2% over the Equity Cap provided under the Customer Choice Law, for the period 2000 through 2004. The increase in the Equity Cap is allowed in exchange for these utilities offering choice of electricity suppliers to certain non-residential customers earlier than previously allowed under the Customer Choice Law and for waiving the right to seek a two-year extension on the collection of transition charges.


Voluntary Early Retirement Programs

In April 1999, CILCO offered Voluntary Early Retirement Programs to employees in its electric power generation area, including employees represented by the National Conference of Firemen and Oilers Local 8. A total of 86 of the 117 eligible employees accepted the offer to retire under the programs, effective as early as June 1, 1999. These programs resulted in an after-tax charge to earnings of approximately $6.1 million in the second quarter.


In June 1999, the Company offered a similar Voluntary Early
Retirement Program to the management and office and technical employees not previously included in the program offered in April. A total of 141 of the 156 eligible employees accepted the offer to retire under this program, effective as early as October 1, 1999.


These programs resulted in an after-tax charge to earnings of approximately $16.6 million in the third quarter.

Election of Officers

Officer elections, effective October 18, 1999, are as follows:

     CILCORP:  Paul D. Stinson          President
               Scott A. Cisel           Vice President
               Randy J. DeWulf          Vice President
               Mark E. Miller           Vice President
               Robert J. Sprowls        Vice President
               John G. Sahn             Secretary
               Thomas S. Romanowski     Treasurer
               Michael D. Austin        Assistant Treasurer
               Thomas D. Hutchinson     Controller and Chief
                                          Financial Officer

     CILCO:    Paul D. Stinson          President
               Jerry Cagle              Vice President
               Scott A. Cisel           Vice President
               Randy J. DeWulf          Vice President
               Mark E. Miller           Vice President
               Robert J. Sprowls        Vice President
               John G. Sahn             Secretary
               Thomas S. Romanowski     Treasurer
               Terry D. Fox             Assistant Treasurer
               Thomas D. Hutchinson     Controller and Chief
                                          Financial Officer

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

   On October 18, 1999, The AES Corporation completed its acquisition of CILCORP Inc. through a merger transaction. A Form 8-K was filed on November 2, 1999, disclosing this change in control of registrant.

                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CILCORP Inc.
                                                 (Registrant)



Date  November 15, 1999                          P. D. Stinson
                                                 P. D. Stinson
                                                  President



Date  November 15, 1999                        T. D. Hutchinson
                                               T. D. Hutchinson
                                                   Controller

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  November 15, 1999                P. D. Stinson
                                       P. D. Stinson
                                         President



Date  November 15, 1999              T. D. Hutchinson
                                     T. D. Hutchinson
                                        Controller