Form 10-K405
period 1999-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2000-03-30
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year ended December 31, 1999

                               OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from ........ to ........

Commission          Registrant; State of Incorporation;     IRS Employer
File Number            Address; and Telephone Number     Identification No.

  1-8946                         CILCORP Inc.                37-1169387
                          (An Illinois Corporation)
                              300 Liberty Street
                            Peoria, Illinois  61602
                                (309) 675-8826

  1-2732               CENTRAL ILLINOIS LIGHT COMPANY        37-0211050
                          (An Illinois Corporation)
                              300 Liberty Street
                            Peoria, Illinois  61602
                                (309) 675-8826

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class so registered                     on which registered

CILCORP Inc. 8.700% Senior Notes
   due 2009

CILCORP Inc. 9.375% Senior Bonds
   due 2029

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

                      Yes   X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At March 15, 2000, there was no voting stock of CILCORP Inc.
(CILCORP) held by nonaffiliates. On that date, 1,000 common shares (no par value) were outstanding and privately held, beneficially and of record, by The AES Corporation.

At March 15, 2000, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $56 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

               DOCUMENT INCORPORATED BY REFERENCE

Central Illinois Light Company's Proxy Statement, to be filed not later than April 17, 2000, in connection with its Annual Meeting to be held on May 23, 2000, is incorporated by reference into
Part I and Part III hereof.

                          CILCORP INC.
                               and
                 Central Illinois Light Company
                  1999 Form 10-K Annual Report

This combined Form 10-K is filed separately by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                        Table of Contents


                                                              Page
                                                              ----
Glossary                                                       5-6
                             Part I

Item 1.  Business
         The Company and its Subsidiaries                      7-8
         Business of CILCO                                       9
           Electric Service                                      9
           Gas Service                                        9-10
           Regulation                                           10
           Electric Fuel and Purchased Gas
             Adjustment Clauses                                 10
           Fuel Supply - Coal                                10-11
           Natural Gas Supply                                   11
           Financing and Capital Expenditures Programs       11-12
           Environmental Matters                                12
           Significant Customer                                 12
           Franchises                                           12
           Competition                                          12
           People                                               12
           Union Contracts                                      12
         Business of QST                                        13
         Other Businesses                                       13
           CIM                                                  13
           CVI                                                  13
         Year 2000                                              14
Item 2.  Properties                                             14
Item 3.  Legal Proceedings                                      15
Item 4.  Submission of Matters to a Vote of Security Holders    15
         Executive Officers of the Registrant                16-18

                             Part II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters                     19
Item 6.  Selected Financial Data                                20
Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    21-50
Item 8.  Financial Statements and Supplementary Data        51-114
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure             114

                            Part III

Item 10. Directors and Executive Officers of the
            Registrants                                    115-116
Item 11. Executive Compensation                            117-125
Item 12. Security Ownership of Certain Beneficial
            Owners and Management                              125
Item 13. Certain Relationships and Related Transactions        126

                             Part IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                            127-130

                        GLOSSARY OF TERMS

When used herein, the following terms have the meanings indicated.

AES -- The AES Corporation, parent of CILCORP Inc. upon completion of acquisition on October 18, 1999.

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

CIPS -- AmerenCIPS, formerly Central Illinois Public Service Company

CLM -- CILCORP Lease Management Inc.

Company -- CILCORP Inc. and subsidiaries

Cooling Degree Day -- The measure of the extent to which the average of high and low temperatures for a day rises above 65 degrees Fahrenheit (annual degree days above historic average indicate warmer than average temperatures); the historic average provided by The National Weather Service for 30-year period.

CVI -- CILCORP Ventures Inc.

DSM -- Demand Side Management. The process of helping customers control how they use energy resources.

FAC -- Fuel Adjustment Clause

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

Heating Degree Day -- The measure of the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicates cooler than average temperatures); the historic average provided by The National Weather
               Service for 30-year period.

ICC -- Illinois Commerce Commission

IEPA -- Illinois Environmental Protection Agency

KW -- Kilowatt, a thousand watts

kWh -- Kilowatt-hour, one thousand watts used for one hour
       (unit of work)

MAIN -- Mid-America Interconnected Network. One of nine regions that make up the North American Electric
      Reliability Council. Its purpose is to ensure the Midwest region of the United States will meet its load responsibility.

MCF -- One thousand cubic feet

MW -- Megawatt, a million watts

MWG -- Midwest Grain Products, Inc.

OSHA -- Occupational Safety and Health Act

PGA -- Purchased Gas Adjustment

Pre-merger Period -- January 1, 1999, through October 18, 1999

Post-merger Period -- October 19, 1999, through December 31, 1999

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

USEPA -- U.S. Environmental Protection Agency

                             PART I

Item 1.  Business

                THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and results from continuing operations of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. In the fourth quarter of 1998, the operations of CILCORP first-tier subsidiary QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) were discontinued (see Management's Discussion and Analysis) and, therefore, are being reported as discontinued operations in the financial statements. The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of ESE Land Corporation, CILCORP Infraservices Inc., and the holding company itself (Holding Company), are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of all of its subsidiaries.

On November 23, 1998, the Company announced that The AES Corporation (AES) had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. AES completed the acquisition of the Company on October 18, 1999. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding this transaction and its effect on the separation and comparability of 1999 financial information presented in this document.

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

QST, formed in December 1995, provided energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy). QST Energy has one wholly-owned subsidiary - QST Energy Trading Inc. (QST Trading), which purchased and sold energy in the wholesale market. QST provided fiber optic telecommunications services through another wholly-owned subsidiary, QST Communications Inc. (QST Communications), which it sold in August 1998. QST provided engineering and environmental consulting services through wholly-owned subsidiary QST Environmental. During the fourth quarter of 1997, QST Environmental completed the sale of substantially all of the assets of one of its subsidiaries, ESE Land, for cash and non-controlling membership interests in the acquiring companies. In the fourth quarter of 1998, the Company decided to sell its 100% ownership interest in QST Environmental, and on May 7, 1999, QST agreed to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately
$18 million in cash.  The sale was effective on June 24, 1999.
In the fourth quarter of 1998, QST decided to discontinue its energy operations and report their results as discontinued.
Refer to the caption "QST Enterprises Discontinued Operations" of
Item 7.  Management's Discussion
and Analysis of Financial Condition and Results of Operations and to "Note 14 - QST Enterprises Discontinued Operations" of Item 8. Financial Statements and Supplementary Data.

CIM manages the Company's investment portfolio. CIM holds eight leveraged lease investments through three wholly-owned subsidiaries: CILCORP Lease Management Inc., which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non-regulated, independent power production facilities (see Other Businesses). CIM also directly owns limited partnership interests in affordable housing portfolios.

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services Inc. (CESI). CESI was formed to pursue energy-related opportunities in the non-regulated market. CESI's primary business is gas management services (including commodity purchasing for gas management customers).

The following table summarizes the relative contribution of each business group to consolidated assets at December 31, 1999, and to revenue and net income for the periods January 1, 1999, through October 18, 1999, and October 19, 1999, through December 31, 1999.



                  Assets        Revenue          Net Income (Loss)
                    at       Oct. 19   Jan. 1    Oct. 19   Jan. 1
                  Dec 31,    to Dec.   to Oct.   to Dec.   to Oct.
                   1999      31, 1999  18, 1999  31, 1999  18, 1999
                                 (In thousands)
CILCO             $1,056,280 $117,968 | $441,130 $ 7,364 | $ 8,677
Other Businesses     754,377    2,621 |   19,131  (7,896)|  (7,990)
                  ---------- -------- | -------- ------- | -------
Total Continuing                                         |
  Operations                                        (532)|     687
                                                         |
QST Discontinued                                         |
  Operations                                        (213)|    (407)
                                                  ------ | -------
Net Income                                        $ (745)| $   280
                                                  ====== | =======

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas industries. These include increased competition in wholesale markets and the prospect of competition in retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Competition" of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 136
Illinois communities (including Peoria, East Peoria, Pekin,
Lincoln and Morton). At December 31, 1999, CILCO had approximately 190,000 retail electric customers.

CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, and two natural gas combustion turbine generators which are used for peaking service. The 1999 system peak demand was 1,235 MW on July 21, 1999. This was a new all-time system peak demand.

The system peak demand for 2000 is estimated to be 1,243 MW with a planned reserve margin of approximately 16%. The planned reserve margin takes into account 150 MW of firm purchased power (see CILCORP Note 7 - Commitments and Contingencies) and 88 MW of interruptible industrial load and other related Demand Side Management (DSM) programs. CILCO's planned reserve margin is designed to comply with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

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

GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 1999, CILCO had approximately 196,000 gas customers, including 115 industrial, commercial and residential gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the caption "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 1999 peak day send-out of 391,056 MCF occurred on January 4, 1999. CILCO has been able to meet all of its existing customer requirements during the 1999-2000 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 2000-2001 heating season.

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

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

CILCO's tariffs provide for adjustments to its electric rates through the fuel adjustment clause (FAC) to recover the cost of energy purchased from other suppliers and to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal are not included in the FAC, but are collected through base rates.

CILCO's current tariffs also provide for adjustments to its gas rates through the purchased gas adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired. Approximately 2.7 million tons of coal were burned during 1999. Existing coal contracts with suppliers in Illinois are expected to supply 100% of the 2000 requirements.

During the years 1999, 1998, and 1997, the average cost per ton of coal burned, including transportation, was $32.41, $33.56, and $34.01, respectively. The cost of coal burned per million BTU's was $1.49, $1.54, and $1.56, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of high-sulfur, Illinois coal used predominantly at the Duck Creek Station. The contract gives CILCO the flexibility to purchase between 500,000 and 1,000,000 tons annually. Under the terms of the contract, CILCO's obligation to purchase coal extends through 2010; however, Freeman has the option of terminating the contract with two years' notice. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. On August 8, 1997, CILCO filed a demand for arbitration with Freeman alleging that Freeman has
                             10

failed to keep and perform its prudent mining obligations as required by the parties' contract. The relief sought by CILCO through this arbitration includes damages and confirmation of CILCO's termination rights under this contract. CILCO and Freemen have agreed to continue operating under the present contract until a ruling on CILCO's claims is reached by the arbitrators, which is expected early in the third quarter of 2000. CILCO cannot at this time predict the ultimate outcome of this dispute or whether its resolution will have a material impact on CILCO's operating results.

NATURAL GAS SUPPLY

During 1999, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 30 gas suppliers. Reliability is enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements.

During 1999, CILCO purchased and delivered approximately
38,318,400 MCF of natural gas at a cost of approximately
$106 million, or an average cost of $2.77 per MCF. The average cost per MCF of natural gas purchased and delivered was $2.67 in 1998 and $3.03 in 1997 (see Electric Fuel and Purchased Gas
Adjustment Clauses).

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 2000 are estimated to be $53.6 million, including pollution control expenditures of $1.3 million. Expenditures include $36.9 million for the electric business, $11.1 million for the gas business and $5.6 million for general and miscellaneous purposes. Electric expenditures include $17.9 million for additions and modifications to generating facilities and the installation of diesel powered generation modules at two CILCO substations. Transmission and distribution system additions and improvements are expected to total $18.9 million. Gas expenditures are primarily for additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 2001-2004 are $230 million. The estimates for 2000 capital expenditures include $2.7 million for information technology projects.

CILCO's short-term debt increased to $46.9 million at December 31, 1999, from $40.6 million at December 31, 1998. CILCO retired $30.0 million of medium-term notes in February 2000 and
$10.65 million of medium-term notes in June 1998. CILCO is considering the redemption of $25 million of auction rate preferred stock in June 2000. In 1999, CILCO paid three regular quarterly dividends and one prorated quarterly dividend to CILCORP totaling $29.8 million. As part of the acquisition of CILCORP by AES, CILCO received $27 million of additional paid-in capital from CILCORP in the fourth quarter of 1999. CILCO used the funds to retire commercial paper during the fourth quarter of 1999. In 1998, CILCO paid $20 million of dividends to CILCORP in addition to regular quarterly dividends. At December 31, 1999, CILCO had bank lines of credit aggregating $55 million, all of which were unused, except in support of commercial paper issuance. In the third quarter of 1999, CILCO issued commercial paper to cover purchases of additional electricity to meet increased consumer demand due to abnormally warm weather conditions. (See
                             11

Results of Operations - Electric Operations.) Refer to the caption "Capital Resources and Liquidity - CILCO" of Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

CILCO expects to continue to support commercial paper issuance with its bank lines during 2000. It expects to finance its 2000 capital expenditures primarily with funds provided by operating activities. CILCO is currently considering various options to refinance its medium-term notes, which matured in February 2000, and the redemption of the auction rate preferred stock. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries.

ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations.

SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer. Gas revenues, electric revenues, and sales of other services to Caterpillar were 7.2%, 7.6%, and 7.5% of CILCO's total revenue for 1999, 1998 and 1997, respectively. Sales to Caterpillar from all continuing CILCORP subsidiaries represent 8.1%, 8.6%, and 7.6% of CILCORP consolidated operating revenue from continuing operations for 1999, 1998, and 1997, respectively. See CILCO's Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data.

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

COMPETITION

Refer to the caption "Competition" of Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations.

PEOPLE

The number of full-time and part-time people at CILCO as of December 31, 1999, was 1,013. Of these, 374 gas and electric field people were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW), and 177 power plant people were represented by Local 8 of the National Conference of Firemen and Oilers (NCF&O).

UNION CONTRACTS

The IBEW ratified its current agreement on October 10, 1997. Its contract expires on July 1, 2000. The NCF&O ratified its current contract with the Company on October 23, 1998. The NCF&O contract expires on July 1, 2001.

                         BUSINESS OF QST

QST Enterprises Inc. (QST) was formed in December 1995. Through its wholly-owned subsidiary, QST Energy, QST provided a portfolio of non-regulated, energy-related products and services including wholesale and retail sales of electricity and natural gas in markets that are open to competition. QST and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual obligations for 1999 and beyond, and recorded loss provisions for the discontinued energy operations. The results of QST and its past and present subsidiaries are shown as discontinued operations in the statements of income for the periods January 1, 1999, through October 18, 1999, October 19, 1999, through December 31, 1999, and prior periods. QST sold its wholly-owned environmental services subsidiary, QST Environmental, in June 1999, and its fiber optic-based telecommunications subsidiary, QST Communications, in August 1998.

                        OTHER BUSINESSES
CIM

The investment portfolio of CIM at December 31, 1999, and December 31, 1998, is shown in the following table:

Type of Investment
At December 31                            1999        1998
                                           (In thousands)
Investment in leveraged leases          $143,697     $146,977
Cash and temporary cash investments          158           71
Investment in Energy Investors Fund        1,181        1,510
Investment in affordable housing funds    12,409       13,821
Other                                        125          120
                                        --------     --------
     Total                              $157,570     $162,499
                                        ========     ========

At December 31, 1999, CIM held equity investments in eight leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessees.

CIM, through its wholly-owned subsidiary, CIM Energy Investments Inc., has a net investment of $1,181,000 in the Energy Investors Fund, L.P.(Fund), representing a 2.5% interest in the Fund at December 31, 1999. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

CIM is a limited partner in eight affordable housing portfolios.
The ownership interests in these partnerships ranged from 3% to 10% at December 31, 1999. The equity method of accounting is used for these investments.

CVI

CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $836,000. CESI's primary business is gas management services (including commodity purchasing for gas management customers).

                            YEAR 2000

Refer to the caption "Year 2000" of Item 7.  Management's
Discussion and Analysis of Financial Condition and Results of
Operations.

Item 2. Properties

                              CILCO

CILCO owns and operates two coal-fired generating plants, a cogeneration plant and two combustion turbine-generators. These facilities had an available summer capability of 1,146 MW in 1999. The two combustion turbine generators have a summer rating of 30 MW (15 MW each) and are used during peak periods. They typically operate less than 100 hours per year. The cogeneration plant, which became operational during 1995, produces steam heat for Midwest Grain Products, Inc. (MWG) and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 10 MW. These facilities will be supplemented by 26 MW of electric power capacity provided by 16 diesel-fueled power modules to be placed in service in 2000.

The major generating facilities of CILCO (representing 96.0% of CILCO's available summer generating capability projected for
2000), all of which are fueled with coal, are as follows:

                                                  Available Summer
                                                  Capability (MW)
Station & Unit                         Installed    Actual 1999
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

The electric distribution system includes approximately 6,223 miles of overhead pole and tower lines and 2,096 miles of underground distribution cables. The distribution system also includes approximately 105 substations with an installed capacity of 1,665,885 kilovolt-amperes.

The gas system includes approximately 3,581 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 Bcf. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 Bcf.

Item 3.  Legal Proceedings

Reference is made to the captions "Fuel Supply - Coal" of Item 1. Business, "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 7 - Commitments and Contingencies" of
Item 8. Financial Statements and Supplementary Data for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. QST Energy has moved to dismiss this suit filed in California as duplicative of the suits pending in Illinois, and the customers similarly filed motions to dismiss the suits pending in Illinois. These motions are still pending. The parties have commenced discovery. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at December 31, 1999, for these two customers, totaled $15.4 million, excluding interest of approximately $1.3 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                             CILCORP

There were no matters submitted to a vote of security holders during the periods October 1, 1999, through October 18, 1999, and
October 19, 1999, through December 31, 1999.

                              CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                  Executive Officers of CILCORP

                        Age as of Positions Held During    Initial
Name                     3/31/00    Past Five Years    Effective Date (1)
Paul D. Stinson (2)        43      President           October 18, 1999

Scott A. Cisel (3)         46      Vice President      October 18, 1999

James L. Luckey, III (4)   39      Vice President      December 17, 1999

Greg T. Russell (5)        35      Vice President      December 17, 1999

Robert J. Sprowls (6)      42      Vice President      October 18, 1999

Thomas D. Hutchinson (7)   45      Controller and Chief
                                   Financial Officer   October 18, 1999

Thomas S. Romanowski (8)   50      Treasurer           October 18, 1999

John G. Sahn (9)           53      Secretary           October 18, 1999

Notes:

(1)The term of each executive officer extends until the next succeeding organizational meeting of Directors or until their successors are elected and shall qualify.

(2)Mr. Stinson is also a Vice President of the Company's parent, The AES Corporation, and President of Central Illinois Light Company (CILCO). Mr. Stinson is manager of the new AES Great Plains Group formed in the Central United States in 1999. From 1997 to 1999, he was manager of AES's Silk Road Group, where he was responsible for business development and operations for the countries which comprise the former Soviet Union. In 1993, Mr. Stinson became Plant Manager of the 700 megawatt Medway Power Station in the United Kingdom. Mr. Stinson has been with AES since 1986.

(3)Mr. Cisel also serves as Vice President of CILCO. He was elected CILCO Vice President - Sales and Marketing on April 1, 1995, and on November 9, 1995, he became responsible for federal and state government and regulatory activities. He is currently Vice President and Leader of CILCO's Sales and Marketing Business Unit.

(4)Mr. Luckey also serves as a Vice President of CILCO. Mr. Luckey was elected CILCO Vice President on December 17, 1999, and has been Plant Manager of CILCO's Duck Creek Power Generation Facility since January 2000. Prior to coming to CILCO, Mr. Luckey worked with CILCO's parent company, The AES Corporation, at AES Thames generating plant.

(5)Mr. Russell also serves as a Vice President of CILCO. Mr. Russell came to CILCO in June 1999 to become a Team Leader at CILCO's Edwards Power Plant. On December 17, 1999, he was elected CILCO Vice President and in January, 2000, Mr. Russell became manager of CILCO's Indian Trails Cogeneration Facility. Prior to coming to CILCO, Mr. Russell worked with

                             16

   CILCO's parent company, The AES Corporation, at AES
   Southington, AES Barry Operations and AES Thames.

(6)Mr. Sprowls is also a Vice President of CILCO. Mr. Sprowls is currently Vice President and Leader of CILCO's Energy Delivery Business Unit. He was previously CILCO's Chief Financial Officer from August 17, 1998 to October 18, 1999. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997 to August 17, 1998, and Vice President from August 19, 1996 to April 22, 1997. Mr. Sprowls was Vice President of CILCO from April 1, 1995 to January 29, 1996, and served from October 1, 1990, to October 25, 1995, as Treasurer of CILCORP.

(7)Mr. Hutchinson also served as Controller of the Company from February 1, 1988 until April 1, 1995. He began serving as Controller again, effective January 20, 1997, and continues in that capacity along with serving as Chief Financial Officer. He served as CILCO Director - Competitive Strategy from April 1, 1995 to January 1, 1996. From January 1, 1996 to January 20, 1997, Mr. Hutchinson served as Director of Planning and Administration of QST Enterprises Inc. Mr. Hutchinson also serves as CILCO's Controller and Chief Financial Officer.

(8)Mr. Romanowski also serves as Treasurer of CILCO. He was Vice President of CILCO from October 1, 1986 until October 18,
   1999.

(9)Mr. Sahn served as Vice President, General Counsel and
   Secretary from March 1, 1994 until August 17, 1998, when he became Vice President, Secretary and Treasurer.


                   Executive Officers of CILCO

                        Age as of  Positions Held During     Initial
Name                     3/31/00      Past Five Years   Effective Date (1)
Paul D. Stinson (2)        43       President           October 18, 1999

Jerry Cagle                49       Vice President      October 18, 1999

Scott A. Cisel (3)         46       Vice President      April 1, 1995

James L. Luckey, III (4)   39       Vice President      December 17, 1999

Greg T. Russell (5)        35       Vice President      December 17, 1999

Robert J. Sprowls (6)      42       Vice President      October 18, 1999

Thomas D. Hutchinson (7)   45       Controller and Chief
                                    Financial Officer   October 18, 1999

Thomas S. Romanowski (8)   50       Treasurer           October 18, 1999

Craig W. Stensland (9)     40       Secretary           March 15, 2000






                             17

Notes:

(1)The term of each executive officer extends until the next succeeding organizational meeting of Directors or until their successors are elected and shall qualify.

(2)Mr. Stinson is a Vice President of CILCORP Inc.'s parent, The
   AES Corporation, and President of CILCORP Inc.

(3)Mr. Cisel also serves as a Vice President of CILCORP.

(4)Mr. Luckey also serves as a Vice President of CILCORP.

(5)Mr. Russell also serves as a Vice President of CILCORP.

(6)Mr. Sprowls also serves as a Vice President of CILCORP. Mr. Sprowls served as CILCO's Chief Financial Officer from August 17, 1998, to October 18, 1999. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997, to August 17, 1998, and Vice President from August 19, 1996, to April 22, 1997. Mr. Sprowls was Vice President of the Company from April 1, 1995, to January 29, 1996, and served from October 1, 1990, to October 25, 1995, as Treasurer of CILCORP.

(7)Mr. Hutchinson served as Controller of CILCO from January 20, 1997, until he began his current position as Controller and Chief Financial Officer on October 18, 1999. He also serves as Controller and Chief Financial Officer of CILCORP. Mr. Hutchinson was CILCORP's Controller from February 1, 1988, to April 1, 1995, and again from January 20, 1997, until he became Controller and Chief Financial Officer. He served as CILCO's Director - Competitive Strategy from April 1, 1995, to December 31, 1995, and as Director of Planning and Administration of QST Enterprises Inc. from January 1, 1996, to January 20, 1997.

(8)Mr. Romanowski also serves as Treasurer of CILCORP.  Mr.
   Romanowski was a Vice President of CILCO from October 1,
   1986, to October 18, 1999.

(9)Mr. Stensland served as a Principal Attorney for CILCORP and CILCO from May 22, 1991, to March 15, 2000.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

                             CILCORP

The Company's common stock is not traded on any market.  At
December 31, 1999, there were 10,000 authorized, no par value, shares of the Company's common stock. One thousand of those shares were issued, and outstanding and privately held, beneficially and of record, by The AES Corporation.

                              CILCO

CILCO's common stock is not traded on any market. As of March 10, 2000, 13,563,871 shares of CILCO's Common Stock, no par value, were issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO's requirement for retained earnings before common stock dividends may be paid is described in Note 12 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8.
Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Periods Ended

                Oct. 19    Jan. 1
                 to         to
                Dec. 31,   Oct 18,                      December 31
                1999       1999          1998       1997       1996       1995
                                (In thousands except ratios)
Revenue       $  120,589 |$  460,261 $  559,168 $  558,259 $  527,060 $  482,642
                         |
Net income               |
  available              |
  for common             |
  stockholders      (745)|       280     16,310     16,395     27,943     38,582
Total assets   1,830,953 |            1,312,940  1,334,819  1,285,693  1,279,303
Long-term debt   730,434 |              285,552    298,528    320,666    344,113
Ratio of                 |
  earnings to            |
  fixed charges      0.9 |       1.0        2.4        2.7        2.5        2.5

Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31
                       1999        1998      1997      1996       1995
                                  (In thousands except ratios)
Electric and
  Gas Revenue      $  553,474 $  532,336 $  546,854 $  518,555 $  477,744

Net income
  available for
  common
  stockholders         16,041     41,041     50,251     41,939     39,099
Total assets        1,056,280  1,024,428  1,022,655  1,036,169  1,063,223
Long-term debt        237,934    267,884    267,836    278,439    298,397
Ratio of
  earnings to
  fixed charges           1.9        3.4        3.5        3.4        3.3

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In 1999 and prior years, the financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflected the operations of Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST), and their subsidiaries. On November 23, 1998, the Company announced that The AES Corporation (AES) had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. The Federal Trade Commission granted approval of CILCORP's merger with AES under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 on February 22, 1999. On March 10, 1999, the Illinois Commerce Commission issued its approval. The merger was approved by CILCORP shareholders at a special meeting on May 20, 1999.
The FERC issued an order to CILCO and AES approving the transaction on June 16, 1999. The SEC staff approved AES' application for an exemption under Section 3(a)(5) of the Public Utility Holding Company Act on August 20, 1999. AES completed the acquisition of the Company on October 18, 1999.

To complete the merger, approximately $886 million was raised through a combination of additional paid-in capital contributed by AES and the offering of senior notes and bonds assumed by CILCORP. The approximately $886 million was used to purchase 13,625,680 shares of CILCORP's common stock. AES has 100% ownership of the 1,000 CILCORP common shares currently issued and outstanding.

Financial results reflect application of the purchase method of accounting to the merger. Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is allocated to goodwill. As a result, CILCORP recorded purchase accounting fair value adjustments to 1) adjust plant to its net fair value, 2) adjust pension and other post-retirement liabilities, and 3) record goodwill. Of these adjustments, the primary effect of purchase accounting was to record approximately $573 million of goodwill which will be amortized over 40 years. The adjustments are reflected on CILCORP's financial statements as of the merger date, but were not "pushed down" to CILCORP's subsidiaries. Accordingly, CILCORP's post-merger financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-merger and post-merger periods, separated by a heavy black line. For discussion throughout this document, for categories and segments substantially unaffected by the merger and with no pre-merger or post-merger accounting events, the 1999 pre-merger and post-merger periods have been combined for comparison in total to 1998.

In late 1998, in light of the pending acquisition and after reviewing its business plans, the Company decided to sell its 100% ownership interest in QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST that provided environmental consulting and engineering services. On May 7, 1999, QST agreed to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The sale was completed on June 24, 1999. QST previously sold another of its subsidiaries, QST Communications Inc., in August 1998.

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

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois customers outside its traditional Central Illinois service territory. As a result of these events, the Company is reporting the results of QST Enterprises and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) as discontinued operations (see Management's Discussion and Analysis of Financial Condition and Results of Operations - QST Discontinued Operations). During the fourth quarter of 1997, QST Environmental sold substantially all of the assets of ESE Land Corporation (ESE Land), its wholly-owned subsidiary that acquired environmentally impaired property for remediation and resale, for cash and non-controlling membership interests in the acquiring companies.

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.

                            OVERVIEW

Contributions to the Company's earnings for the last three calendar years are shown below. (Following the Company's acquisition by AES, presentation of earnings per share is no longer meaningful, as no common shares are publicly held.)

                               Oct. 19 to  Jan. 1 to
                                Dec. 31,    Oct. 18,
                                  1999       1999     1998      1997
CILCO (excluding Extraordinary           |
  Item)                         $ 7,364  | $ 8,677  $ 41,041  $ 46,151
CILCO Extraordinary Item             --  |      --        --     4,100
Other Businesses                 (7,896) |  (7,990)   (2,823)   (2,442)
QST Enterprises Discontinued             |
  Operations                       (213) |    (407)  (21,908)  (31,414)
                                -------  | -------  --------  --------
Net Income                      $  (745) | $   280  $ 16,310  $ 16,395
                                =======  | =======  ========  ========

CILCO's earnings decreased by 61% in 1999, primarily due to approximately $22.7 million of after-tax costs associated with Voluntary Early Retirement Programs offered in the second and third quarters of 1999 (see Voluntary Early Retirement Programs). Also contributing to the earnings decrease were the costs of non-regulated service programs. Electric gross margin remained relatively constant in 1999. Total cooling degree days were 15% lower in 1999, despite the extremely warm weather in July which resulted in greater demands for electricity. Gas gross margin increased 3% in 1999 due to a 7% increase in heating degree days.

CILCO's earnings, excluding the extraordinary item, decreased by 11% in 1998 primarily due to increased power plant maintenance expense, repairs to the electric distribution system resulting from a severe storm in June 1998, higher gas maintenance expenses, and higher information technology costs. Electric gross margin increased by 5% as a result of warmer than normal summer weather. However, this increase was partially offset by a 9% decrease in gas gross margin due to warmer than normal weather during the heating season. CILCO's 1997 earnings included a credit of $4.1 million for an after-tax extraordinary item related to the write-off of regulatory assets and liabilities associated with electric generating plant (see CILCO Note 1).

Other Businesses' results for the period October 19, 1999, through December 31, 1999, were negatively impacted by increased interest expense due to new debt issued by the Holding Company to fund the AES acquisition of CILCORP and by increased goodwill amortization. Other Businesses' results for the period January 1, 1999, through October 18, 1999, were negatively impacted by merger-related expenses incurred by CILCORP, including transaction fees, legal fees, and expenses related to the Shareholder Return Incentive Compensation Plan (see CILCORP
Note 15).

Other Businesses' results for 1998 were approximately the same as 1997. CIM realized a gain from the refinancing of a leveraged lease investment and also shared in the after-tax gain resulting from the sale of facilities of the Energy Investors Fund, L.P., in which CIM has a 2.5% interest. These items were offset by reduced income from CIM's affordable housing investments and costs incurred by the Holding Company related to the AES transaction.

QST Enterprises' (excluding QST Environmental) financial results for the period from January 1, 1999, through October 18, 1999, were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss. Results from October 19, 1999, through December 31, 1999, are shown as a loss for that period. QST Environmental's operating results (prior to its sale in June 1999) are included in the January 1 through October 18 loss from operations of discontinued businesses.

An unprecedented short-term increase in wholesale electricity prices during June 1998 contributed to a $10.6 million reduction in QST's electric gross margin in the second quarter of 1998.
QST Energy's electric gross margin for 1998 was $(14.3) million compared to $(.8) million in 1997. In addition, as a result of discontinuing its operations at December 31, 1998, QST Energy adjusted to market value its future contractual commitments to sell electricity and natural gas, resulting in a $5.2 million pre-tax charge against income. Additional losses were recognized in 1998 related to the disposal of QST assets, termination of leases and other agreements, severance costs, and estimated operating expenses which were incurred as QST exited the non-Illinois markets.

In August 1998, QST sold its 100% interest in QST Communications, realizing an after-tax gain of $8.3 million, partially offset by the $.7 million 1998 loss from discontinued operations prior to the sale.

In 1997, $22.6 million of goodwill related to QST Environmental was written off (see CILCORP Note 1). The results of QST Environmental were adversely affected in 1998 by continued losses at its laboratory operations and by the estimated loss from the discontinuance of the business. The loss includes estimated severance costs and other closing costs related to laboratory and other operations which were being discontinued. These amounts were partially offset by approximately $.6 million earned at its consulting business.

Return on average common equity for the period October 19, 1999, through December 31, 1999, was (.2)% and for the period January 1, 1999, through October 18, 1999, was .1%, compared to 4.7% in 1998, and 4.5% in 1997. Excluding discontinued operations and extraordinary items, return on average common equity was .2% for the period January 1, 1999, through October 18, 1999, and (.1)% for the period October 19, 1999, through December 31, 1999, compared to 9.8% in 1998, and 11.5% in 1997. The ratio of common equity to total capitalization, including short-term debt at December 31, was 34% in 1999, 42% in 1998, and 44% in 1997. The
fixed charge coverage ratio from continuing operations was .9 for October 19, 1999 through December 31, 1999, 1.0 for January 1, 1999, through October 18, 1999, 2.4 in 1998, and 2.7 in 1997.

Inflation may have a significant impact on the Company's future operations and its ability to contain costs. To help protect CILCO from the effects of inflation, substantially all electric and gas sales rates include a fuel adjustment clause (FAC) or a purchased gas adjustment (PGA) to provide for changes in electric fuel costs, excluding coal transportation, and changes in the cost of natural gas. Over the past five years, the annual rate of inflation, as measured by the Consumer Price Index, has ranged from 1.6% to 2.9%.

                   Forward-Looking Information

Forward-looking information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Certain material contingencies are also described in Note 9 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A. The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to our historical performance and changes in our historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental protection and compliance costs. Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries. CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

                 CAPITAL RESOURCES AND LIQUIDITY

The Company believes that internal and external sources of capital which are or are expected to be available to the Holding
Company and its subsidiaries will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

THE COMPANY

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis and had $60 million of committed bank lines at the end of 1999 and 1998.
At December 31, 1999, $45 million of the lines were used, compared to $55.6 million in use at December 31, 1998.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

The Company had $17.5 million of medium-term notes outstanding at year-end. With the issuance of the senior notes in October 1999, the Company may no longer issue debt under its medium-term note program.

CILCO

In 1999, CILCO spent $55.1 million for capital additions and improvements, consisting primarily of replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems and information technology projects. Estimated 2000 and 2001 capital expenditures are $53.6 million and $55.9 million, respectively. The 2000 expenditures include $18.8 million for electric energy supply and transmission projects, $.7 million for gas supply and transmission projects, $28.4 million for electric and gas distribution systems improvements, and $2.7 million for information technology projects. Actual capital expenditures may vary from these estimates due to a number of factors, including changes in costs of labor, equipment, capital, environmental regulations, and load growth estimates.

CILCO's short-term debt increased to $46.9 million at December 31, 1999, from $40.6 million at December 31, 1998.
CILCO retired $30.0 million of medium-term notes in February 2000 and $10.65 million of medium-term notes in June 1998. CILCO is considering the redemption of $25 million of auction rate preferred stock in June 2000. In 1999, CILCO paid three regular quarterly dividends and one prorated quarterly dividend to CILCORP totaling $29.8 million. As part of the acquisition of CILCORP by AES, CILCO received $27 million of additional paid-in capital from CILCORP in the fourth quarter of 1999. CILCO used the funds to retire commercial paper during the fourth quarter of 1999. CILCO expects to issue commercial paper periodically during 2000, and is currently authorized by its Board of Directors to issue up to $100 million of short-term debt. At December 31, 1999, committed bank lines of credit totaled
$55 million, all of which were unused except in support of commercial paper issuance. During 2000, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2000 and 2001 capital expenditures primarily with funds provided by operations. CILCO is currently considering various options to refinance the matured medium-term notes and the redemption of the auction rate preferred stock. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

CIM had outstanding debt of $31.4 million and $37.7 million (all to the Holding Company) at the end of 1999 and 1998, respectively.

During 1998 and prior years, CIM committed to invest
$16.6 million in affordable housing funds. Through December 31, 1999, CIM has paid $15.3 million to fund these commitments, $1.3 million of which was paid during 1999. CIM expects to pay approximately $.5 million of the remaining $1.3 million commitment in 2000, and lesser amounts in each year thereafter through 2006. CIM funded these commitments with cash borrowed from the Holding Company. CIM expects to finance its capital needs during 2000 with a combination of funds generated internally and with funds provided by the Holding Company.

                            YEAR 2000

The Company completed its effort to make sure its computer systems and operations function properly in the year 2000, including the leap year period present in 2000. The Company experienced no significant Year 2000 (Y2K) problems during the transition from December 31, 1999 to January 1, 2000, or at February 29, 2000.

CILCO began evaluating its information technology systems in 1996. Systems were reviewed and a schedule was developed for the analysis of all computer application code and for the replacement or modification of those systems that were identified as obsolete and/or having potential Y2K issues. Replacement of several major computer systems with Y2K issues began in 1997. A
Y2K team was established in March 1998, consisting of personnel from each operating division of CILCO. In conjunction with the formation of the team, an outside firm specializing in Y2K projects was retained to assist CILCO with its overall
Y2K project plans. CILCO also worked with an independent audit team to evaluate the status of the Y2K project. The project was divided into three phases, as follows:

Phase I tasks included an inventory of all present systems for embedded chips having potential Y2K issues, contacting all manufacturers of embedded chip devices for the Y2K status of these devices, identifying and surveying all critical suppliers, and conducting an inventory of all information technology hardware and software for analysis of Y2K problems. Phase I was completed in August 1998.

Phase II included the Y2K compliance testing of all suspect embedded chip devices identified in Phase I in the power plants, service centers, and business offices. In addition, two separate groups of outside consultants evaluated all mainframe application code to identify specific instances of date problems in each application program for systems that were not replaced. Phase II was completed in December 1999.

Phase III included the upgrade/replacement and re-testing of embedded chip devices found not to be Y2K compliant in Phase
II, the completion of mainframe computer operating software upgrades to the current Y2K compliant versions, and defining
Y2K contingency plans for each business unit. Computer application code that was determined to have Y2K date related problems during Phase II was corrected. Testing of all applications that had undergone Y2K upgrades/modifications, testing of operating system software, and development and testing of contingency plans were also included. Systems identified as critical to the continued provision of utility service were of particular focus during the testing portion of Phase III. These critical systems were generating station equipment, electric transmission and distribution control systems, gas delivery control systems, and telecommunications systems. Phase III included the final documentation effort and the testing for the leap year period present in 2000.

Less than the previously estimated $2 million was spent for embedded chip analysis, vendor management, application code scanning, remediation, testing, and contingency planning at CILCO. Approximately $30.7 million was spent prior to the year
2000 for system replacements or hardware upgrades initiated for business purposes other than solely Y2K compliance, in line with 1999 projections. The 2000 budget for completion of Y2K work is approximately $165,000.

CILCO worked both internally and with utility industry groups, including the Mid-America Interconnected Network (MAIN) and the North American Electric Reliability Council (NERC), to identify and plan for risks associated with the Y2K issue. These groups modeled potential worst case scenarios even though the probability of extreme disruptions due to Y2K issues was considered extremely low. CILCO participated in the NERC industry-wide drills during September 1999, without incident. CILCO also followed the contingency planning process recognized by MAIN and NERC.

The Company was able to adequately address Y2K issues, as discussed above, through a combination of modifications to certain existing programs and systems, the replacement of others with new software that was Y2K compliant, and the development of contingency plans. The modifications and conversions were made in a timely manner, resulting in no material Y2K impact on the Company's operations.

                           COMPETITION

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO had not generally been in competition with other public utilities for retail electric or gas customers in these areas. However, the passage of the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive market for electricity in Illinois. In addition, electricity and natural gas compete with other forms of energy available to customers. For example, within the City of Springfield, CILCO's natural gas business competes with the City's municipal electric system to provide customer energy needs.

Primarily as a result of the Customer Choice Law, the electric industry in Illinois will change significantly during the coming years at both the wholesale and retail levels. Large industrial customers and customers representing one-third of remaining non-residential kWh sales had the ability to choose their electric supplier beginning October 1, 1999, and all other non-residential customers will have choice no later than December 31, 2000. Residential electric customers will be able to choose their electric supplier on May 1, 2002.

If a customer chooses to leave its present electricity supplier, that utility will collect a fee for delivering power and may assess an additional transition charge on the customer. This collection methodology must be filed and approved by the Illinois Commerce Commission (ICC) and is designed to help utilities recover a portion of the costs of past investments made under a regulated system. The transition charge will reduce a customer's economic incentive to switch suppliers. Transition charges may be collected through 2006 (2008 upon the ICC's finding that a utility's financial condition is impaired and the utility meets other requirements specified in the Customer Choice Law).

On March 9, 2000, CILCO filed with the ICC revised tariff sheets eliminating the collection of the customer transition charge effective March 17, 2000. At a March 15, 2000 hearing, the ICC approved CILCO's revised tariffs, thereby eliminating the collection of any customer transition charge. CILCO cannot re-establish the collection of a transition charge until it files and the ICC approves revised tariff sheets that reinstate a transition charge.

The Customer Choice Law also requires electric base rate reductions that vary by utility. CILCO reduced its residential base rates by 2% in August 1998 and must reduce base rates by an additional 2% in October 2000 and 1% in October 2002. Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30 year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points. If CILCO's two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

On June 30, 1999, Senate Bill 24 (a clarification and technical correction of the Customer Choice Law) was signed into law. This law allows certain utilities, including CILCO, to increase the Equity Cap by an additional 2% over the Equity Cap provided under the Customer Choice Law, for the period 2000 through 2004. The increase in the Equity Cap is allowed in exchange for these utilities offering choice of electricity suppliers to selected manufacturing customers on June 1, 2000, and to the remaining manufacturing customers on October 1, 2000, earlier than previously allowed under the Customer Choice Law. Utilities selecting this option also waive the right to seek a two-year extension on the collection of transition charges. CILCO intends to notify customers that selected manufacturing operations will be eligible for choice on June 1, 2000, in order to increase the equity cap by 2%, as outlined in Senate Bill 24.

With the enactment of the Customer Choice Law, electric generation in Illinois will become deregulated and competitive. As a result, the accounting principles applicable to rate-regulated enterprises will no longer apply to the electric generation portion of CILCO's business (see CILCO Note 1). Also, the cost of any assets for which recovery is impaired by the transition to a competitive marketplace must be written off. CILCO does not believe its electric generating asset values to be impaired. Its ability to keep total production costs competitive in a deregulated market will determine whether and to what extent the value of these assets may be impaired in the future.

With electric choice beginning on October 1, 1999 for its industrial customers and some of its commercial customers, CILCO has entered into multi-year contracts with customers representing approximately 50% of total 1999 electric kWh sales to non-residential customers. These contracts, which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted. As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant. However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements. As of December 31, 1999, all eligible electric customers continue to purchase their electricity supply from CILCO other than those who self-generate. CILCO has acquired approximately 750,000 megawatt hours of new retail load to be served outside its service territory in 2000. CILCO will supply these new customers by using its owned generation and electricity purchases from other suppliers. CILCO has made the necessary supply and transmission arrangements to meet customer requirements.

ENVIRONMENTAL MATTERS

The acid rain provisions of the Clean Air Act Amendments of 1990 (Amendments) require additional sulfur dioxide (SO2) and nitrogen oxide (NOx) emission reductions at CILCO's generating facilities. CILCO's facilities were exempt from Phase I of the Amendments due to previous emission reductions, but are subject to Phase II of the Amendments, which require further emission reductions beginning in the year 2000.

The U.S. Environmental Protection Agency (USEPA) has issued a State Implementation Plan (SIP) Call to Illinois under Title I of the Amendments requiring additional NOx emission reductions from CILCO's coal-fired power plants beginning May 2003 to reduce the long-range transport of emissions. Each of CILCO's generating units would be allowed a targeted amount of NOx emissions during the peak ozone months of May through September. This SIP Call is currently being litigated. The Illinois Environmental Protection Agency (IEPA) must adopt rules implementing this new requirement pending the outcome of the litigation. Under a related state initiative, IEPA is developing rules in 2000 which will require NOx emission reductions comparable to the USEPA SIP Call. This rulemaking will meet state obligations for SIP compliance in areas of the state that do not attain air quality standards. CILCO's capital expenditures to meet the NOx emission requirements could total $69 million by 2003.

CILCO's near-term compliance strategy is being implemented based upon regulations issued under the Amendments. CILCO continues to monitor regulatory actions and develop compliance strategies to minimize any financial impact. Due to the deregulation of the electric industry resulting from the Customer Choice Law, recovery of compliance costs in the future will depend upon the number of retail customers CILCO serves and the marketability of the power it generates in a competitive environment.

CILCO's present environmental compliance strategy includes use of an existing SO2 scrubber, fuel blending and SO2 allowance purchases to meet Phase II SO2 emissions targets, and combustion control modifications to meet Phase II NOx emissions targets.
The USEPA established SO2 emission allowance reserves for power plants in Phase II. Allowances are transferable to third parties at market prices. The cost of purchased SO2 allowances may be recovered from customers through the fuel adjustment clause and has been incorporated into the fuel purchase program. CILCO is purchasing additional allowances to meet its annual SO2 tonnage cap. Under this strategy, CILCO's generating units will not require additional SO2 scrubbers, but will require some fuel blending.

CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both its coal-fired generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store and manage this by-product.

Various initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels. Reductions of emissions below historical levels could require significant capital outlays or material increases in annual operating expenses.

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party under federal or state environmental laws governing waste storage or disposal.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within its present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation work at one of the four sites was substantially completed in 1991. Based on the operation of a groundwater collection system and other controls, CILCO received a "No Further Remediation" letter for this site in 1999. A remedial action plan for the second site was determined during 1997 and site remediation was completed in 1998. CILCO also received a "No Further Remediation" letter for the second site. An environmental site assessment and an investigative sampling plan of the third site were completed in 1999. Further work on the third site is planned for 2000. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the remaining two sites, pending further studies.

In 1999, CILCO spent approximately $1.5 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $1.2 million liability is recorded on the Balance Sheet, representing its minimum obligation expected for coal tar investigation and remediation. Coal tar remediation costs incurred through December 1999, less amounts recovered from customers, have been deferred as a regulatory asset of $174,000 on the Balance Sheet.

Through December 31, 1999, CILCO has recovered approximately $6.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

                MARKET RISK SENSITIVE INSTRUMENTS

CILCORP is exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and CILCORP's non-regulated commodity marketing activities.

The majority of CILCORP's energy sales at the end of 1999 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Item 1. Business of CILCO - Regulation and Item
7. Management's Discussion and Analysis of

Financial Condition and Results of Operations - Competition), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs. Thus, there is very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase. At December 31, 1999, QST's non-Illinois electric operations and gas trading activities have been accounted for as discontinued operations (see Management's Discussion and Analysis of Financial Condition and Results of Operations - QST Enterprises Discontinued Operations).

The market risk inherent in the activities of CILCORP (exclusive of regulated Illinois tariff customers) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At December 31, 1999, CILCORP engaged in deregulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These deregulated activities had net open market price risk positions of approximately 52,256 MWh of electricity and .17 Bcf of natural gas. A market price sensitivity of 10% applied to these positions is not material to the Company. At December 31, 1999, QST's discontinued operations had no net open market price risk in electricity. See CILCORP
Note 9 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

               VOLUNTARY EARLY RETIREMENT PROGRAMS

In April 1999, CILCO offered Voluntary Early Retirement Programs to employees in its electric power generation area, including employees represented by the National Conference of Firemen and Oilers Local 8. A total of 86 of the 117 eligible employees accepted the offer to retire under the programs, effective as early as June 1, 1999. These programs resulted in an after-tax charge to earnings of approximately $6.1 million in the second quarter of 1999.

In June 1999, the Company offered a similar Voluntary Early Retirement Program to the management and office and technical employees not previously included in the program offered in April. A total of 141 of the 156 eligible employees accepted the offer to retire under this program, effective as early as October 1, 1999.

These programs resulted in an after-tax charge to earnings of approximately $16.6 million in the third quarter of 1999.

                 IMPACT OF ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137).
SFAS 137 amends SFAS 133 to require implementation of SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet, consistent with the current accounting treatment for certain freestanding derivatives. The Company has not yet quantified the other effects on the financial statements of adopting SFAS 133. The final adoption could increase volatility in earnings and other comprehensive income. CILCORP continues to analyze the effects of adoption of the rules promulgated by SFAS 133. The Company is in the process of preparing a comprehensive inventory of all derivatives that will be subject to disclosure under SFAS 133 and developing procedures for the determination and valuation of hedge relationships that may exist, and their effectiveness.

RESULTS OF OPERATIONS - CILCORP INC. AND SUBSIDIARIES

CILCO ELECTRIC OPERATIONS

The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income
                          Oct. 19 to  Jan. 1 to
                           Dec. 31,    Oct. 18,
                              1999      1999       1998      1997
                                          (In thousands)
Revenue:
Electric retail              $63,740  |$287,768  $341,143  $318,130
Sales for resale               1,866  |  19,340    18,866    19,966
                             -------  |--------  --------  --------
  Total revenue               65,606  | 307,108   360,009   338,096
                             -------  |--------  --------  --------
Cost of sales:                        |
Cost of fuel                  20,798  |  56,950    94,490    92,230
Purchased power expense        3,012  |  57,239    29,568    22,851
Revenue taxes                  3,324  |  15,406    18,581    15,388
                             -------  |--------  --------  --------
  Total cost of sales         27,134  | 129,595   142,639   130,469
                             -------  |--------  --------  --------
    Gross margin              38,472  | 177,513   217,370   207,627
                             -------  |--------  --------  --------
Operating expenses:                   |
Operation and maintenance             |
  expenses                    17,146  |  94,395    84,502    78,648
Depreciation and amortization  9,202  |  37,868    46,017    43,858
Other taxes                    2,164  |   8,063     8,660     8,583
                             -------  |--------  --------  --------
  Total operating expenses    28,512  | 140,326   139,179   131,089
                             -------  |--------  --------  --------
Fixed charges and other:              |
Cost of equity funds                  |
  capitalized                     --  |      --        --       (35)
Interest on long-term debt     2,777  |  10,995    13,921    14,317
Cost of borrowed funds                |
  capitalized                    (71) |     (86)      (34)      (99)
Other interest                   685  |   2,286     2,340     1,875
                             -------  |--------  --------  --------
  Total                        3,391  |  13,195    16,227    16,058
                             -------  |--------  --------  --------
Income before taxes            6,569  |  23,992    61,964    60,480
  Income taxes                 2,071  |   8,369    21,645    21,901
                             -------  |--------  --------  --------
  Electric income            $ 4,498  |$ 15,623  $ 40,319  $ 38,579
                             =======  |========  ========  ========

Electric gross margin declined slightly while retail kilowatt-hour (kWh) sales increased 2% in 1999. Residential sales remained relatively constant while commercial sales increased 2%. Cooling degree days were 15% lower in 1999 than in 1998.
Although total cooling degree days were lower in 1999, extremely warm weather in July 1999 resulted in greater demands for electricity. Industrial sales volumes increased 5% compared to 1998.

Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest pilot program.

Electric gross margin increased 5% in 1998 and retail kWh sales increased 6%. Residential sales volumes increased 4% while commercial sales volumes increased 6%. Cooling degree days were 28% higher in 1998 than in 1997. Industrial sales volumes increased 8% compared to 1997.

Sales for resale increased 12% in 1999 due to increased sales volumes resulting from higher available capacity and increased prices per kWh due to industry-wide demand in July. Sales for resale decreased 6% in 1998 as a result of lower available capacity for bulk sales due to unscheduled generating station outages. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

In 1999, 67% of CILCO's total operating revenue was derived from the sale of electricity. Approximately 36% of electric revenue resulted from residential sales, 31% from commercial sales, 25% from industrial sales, 6% from sales for resale and 2% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                     Oct. 19 to  Jan. 1 to
                      Dec. 31,    Oct. 18,
                        1999        1999      1998     1997
                                    (In thousands)
Residential            $22,909  |$110,396  $133,687  $125,071
Commercial              22,708  |  94,336   111,830   103,747
Industrial              17,018  |  78,114    87,895    82,318
Sales for resale         1,866  |  19,340    18,866    19,966
Street lighting            305  |   1,111     1,385     1,343
Other revenue              800  |   3,811     6,346     5,651
                       -------  |--------  --------  --------
Total electric revenue $65,606  |$307,108  $360,009  $338,096
                       =======  |========  ========  ========

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Purchased power increased 104% in 1999. As a result of abnormally warm weather during July 1999, CILCO incurred
$33 million of generation and purchased power costs which are subject to recovery from customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July and $23 million remained unrecovered at the end of July. CILCO's FAC allows it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the Illinois Commerce Commission (ICC) approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers may elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel decreased in 1999 compared to 1998. At December 31, 1999, underrecovered fuel and purchased power costs, including the unbilled portion of the July purchased power, totaled $12 million.

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

Electric operations and maintenance expenses increased 32% in 1999 compared to 1998. The increases were mainly due to a $10.1 million second quarter charge and an $18.4 million third quarter charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management, Office and Technical (MOT) employees and to employees in CILCO's electric power generation area (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). Electric operations and maintenance expenses increased 7% in 1998 primarily due to increases in generation expenses arising from outages at CILCO's E. D. Edwards facility, and increased electric distribution overhead line maintenance expense due to a severe storm in June, which, at its peak, affected power delivery to approximately half of CILCO's electric customers. Also contributing to the increases were higher information technology costs. The increases were partially offset by lower outside service costs and decreases in the actuarially-determined costs for pensions and post-employment benefits.

The increase in depreciation and amortization expense in 1999 and 1998 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired and increased amortization associated with the implementation of new computer systems.

Fixed charges and other expenses increased 2% in 1999 compared to 1998.

The decrease in taxes in 1999 was primarily due to lower pre-tax income as a result of pension and benefit expenses relating to the Voluntary Early Retirement Programs.

CILCO GAS OPERATIONS

The following table summarizes gas operating revenue and expenses by component.

Components of Gas Income
                         Oct. 19 to   Jan. 1 to
                          Dec. 31,     Oct. 18,
                             1999       1999       1998     1997
                                       (In thousands)
Revenue:
Sale of gas                 $48,750   |$126,845  $166,416  $202,274
Transportation services       1,110   |   4,055     5,911     6,484
                            -------   |--------  --------  --------
  Total revenue              49,860   | 130,900   172,327   208,758
                            -------   |--------  --------  --------
Cost of sales:                        |
Cost of gas                  30,237   |  69,056    93,586   123,531
Revenue taxes                 1,608   |   6,592     7,921     7,079
                            -------   |--------  --------  --------
  Total cost of sales        31,845   |  75,648   101,507   130,610
                            -------   |--------  --------  --------
    Gross margin             18,015   |  55,252    70,820    78,148
                            -------   |--------  --------  --------
Operating expenses:                   |
Operation and maintenance             |
  expenses                    6,259   |  36,085    34,205    31,185
Depreciation and amortization 3,745   |  15,871    19,256    17,647
Other taxes                     666   |   2,442     2,747     3,225
                            -------   |--------  --------  --------
  Total operating expenses   10,670   |  54,398    56,208    52,057
                            -------   |--------  --------  --------
Fixed charges and other:              |
Cost of equity funds                  |
  capitalized                    --   |      --        --        --
Interest on long-term debt    1,101   |   4,361     5,577     5,707
Cost of borrowed funds                |
  capitalized                    --   |      (1)       --        --
Other interest                  272   |     907       937       747
                            -------   |--------  --------  --------
  Total                       1,373   |   5,267     6,514     6,454
                            -------   |--------  --------  --------
Income before taxes           5,972   |  (4,413)    8,098    19,637
  Income taxes                2,402   |  (1,566)    3,443     7,416
                            -------   |--------  --------  --------
  Gas income                $ 3,570   |$ (2,847) $  4,655  $ 12,221
                            =======   |========  ========  ========


Gas gross margin increased 3% in 1999 compared to 1998.
Residential sales volumes increased 10%. Commercial sales volumes remained relatively constant. Heating degree days were 7% higher in 1999 than in 1998.

Gas gross margin decreased 9% in 1998 compared to 1997.
Residential and commercial sales volumes decreased 17% and 12%, respectively, primarily due to warmer weather during the heating season. Heating degree days were 19% lower in 1998 than in 1997.

Revenue from gas transportation services decreased 13% in 1999 and 9% in 1998, while the volume of gas transported decreased 8% in 1999 and 2% in 1998. The decreases were primarily due to reduced industrial and residential gas transportation sales in 1999, and reduced commercial gas transportation sales in 1998.

In 1999, 33% of CILCO's total operating revenue was derived from the sale or transportation of natural gas. Approximately 60% of gas revenue resulted from residential sales, 25% from commercial sales, 5% from industrial sales, 3% from transportation and 7% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                      Oct. 19 to   Jan. 1 to
                       Dec. 31,     Oct. 18,
                         1999         1999     1998     1997
                                   (In thousands)
Residential             $31,553   | $ 77,823 $100,010 $124,440
Commercial               12,071   |   32,461   42,713   51,204
Industrial                2,330   |    6,489    6,627    8,276
Transportation of gas     1,110   |    4,055    5,911    6,484
Other revenue             2,796   |   10,072   17,066   18,354
                        -------   | -------- -------- --------
     Total gas revenue  $49,860   | $130,900 $172,327 $208,758
                        =======   | ======== ======== ========

The overall level of business activity in CILCO's service territory and weather conditions are expected to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

The cost of gas increased 6% in 1999 primarily due to increased gas sales and higher natural gas prices. The cost of gas decreased 24% in 1998, primarily due to decreased gas sales and lower natural gas prices. These changes were passed through to customers via the PGA.

Gas operations and maintenance expenses increased 24% in 1999 and 10% in 1998. The 1999 increase was mainly due to a $9.1 million charge to pension and benefits expense in the third quarter as a result of the Voluntary Early Retirement Program offered to MOT employees (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). The increase for 1998 was due to higher maintenance and information technology costs, partially offset by lower outside service costs and decreases in the actuarially-determined costs for pension and post-employment benefits.

The increase in depreciation and amortization expenses in 1999 and 1998 reflect additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Fixed charges and other expenses increased 2% in 1999, compared to 1998.

The decrease in income taxes in 1999 was due to lower pre-tax operating income as a result of pension and benefit expenses relating to the Voluntary Early Retirement Program.

CILCO OTHER

The following table summarizes other income and deductions:

Components of Other
Income and Deductions
                          Oct. 19 to  Jan. 1 to
                           Dec. 31,    Oct. 18,
                             1999        1999     1998      1997
                                      (In thousands)
Revenue                     $ 2,430   |$ 2,969   $ 1,864   $   272
Expense                      (2,185)  | (4,807)   (1,711)     (619)
                            -------   |-------   -------   -------
  Gross margin                  245   | (1,838)      153      (347)
                            -------   |-------   -------   -------
                                      |
Other income and deductions:          |
Interest income                  72   |    153       251       266
Amortization                     --   |   (505)     (713)     (713)
Operating expenses             (654)  |   (928)   (2,025)   (2,497)
Other taxes                      (1)  |     (3)       (8)      (14)
Preferred stock dividends      (558)  | (2,650)   (3,194)   (3,216)
Other                          (274)  |   (763)   (1,013)   (1,177)
                            -------   |-------   -------   -------
  Total other income                  |
     and deductions          (1,415)  | (4,696)   (6,702)   (7,351)
                            -------   |-------   -------   -------
Income (loss) before taxes   (1,170)  | (6,534)   (6,549)   (7,698)
                            -------   |-------   -------   -------
                                      |
  Income taxes (benefit)       (466)  | (2,435)   (2,616)   (3,049)
                            -------   |-------   -------   -------
                                      |
  Other income (loss)       $  (704)  |$(4,099)  $(3,933)  $(4,649)
                            =======   |=======   =======   =======

Gross margin decreased in 1999 due to costs of non-regulated service programs. These include start-up costs for the energy consulting and performance audit programs as well as on-going costs for the outdoor lighting program. The margin on non-regulated electricity sales in Illinois, outside of CILCO's service territory, remained relatively constant. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST and to other customers eligible under the Customer Choice Law.

OTHER BUSINESSES

The following table summarizes Other Businesses' revenue and expenses. Other Businesses' results include income earned and expenses incurred at the Holding Company, CIM, and CVI.

Components of Other Businesses
Net Loss
                          Oct. 19 to  Jan. 1 to
                            Dec. 31    Oct. 18
                             1999        1999      1998      1997
                                     (In thousands)
Revenue:
Leveraged lease revenue     $  1,258  |$  5,504   $11,002   $ 6,539
Interest income                   21  |      99        75        58
Other revenue                  1,342  |  13,528    13,640     4,270
                            --------  |--------   -------   -------
  Total revenue                2,621  |  19,131    24,717    10,867
                            --------  |--------   -------   -------
Expenses:                             |
Gas purchased for resale       2,310  |  10,712    12,502     2,446
Operating expenses               738  |  15,413    11,071    10,146
Depreciation and amortization  2,916  |     139       202       207
Interest expense               9,504  |   4,080     6,482     4,403
Other taxes                        7  |      32        56        26
                            --------  |--------   -------   -------
  Total expenses              15,475  |  30,376    30,313    17,228
                            --------  |--------   -------   -------
Loss before income taxes     (12,854) | (11,245)   (5,596)   (6,361)
  Income taxes                (4,958) |  (3,255)   (2,773)   (3,919)
                            --------  |--------   -------   -------
  Other businesses net loss $ (7,896) |$ (7,990)  $(2,823)  $(2,442)
                            ========  |========   =======   =======

Leveraged lease revenue decreased in 1999, compared to 1998, due to a $3.9 million pre-tax gain in 1998 resulting from CIM's refinancing of a leveraged lease investment. The income tax expense related to leveraged lease income was $2.5 million, $4.4 million, and $2.4 million for 1999, 1998, and 1997, respectively.

Other revenue was favorably affected by revenue from CILCORP Infraservices Inc. partially offset by lower earnings from CIM Energy Investments Inc.'s (CEII) investments in the Energy Investors Fund, L.P., and decreased gas marketing revenue.
CEII, a subsidiary of CIM, holds a 2.5% limited partnership interest in this fund, which invests in non-regulated, non-utility, facilities for the production of electricity or thermal energy. CIM's total initial investment in this fund was $5 million.

Interest expense was adversely affected during the October 19 through December 31, 1999, period by the senior notes and bonds issued to acquire CILCORP. Depreciation and amortization expense was higher during this period due to $2.9 million amortization of goodwill resulting from AES' acquisition price in excess of the fair value of CILCORP's assets and liabilities.

Operating expenses increased in 1999 during the period of January 1 through October 18, compared to 1998, primarily due to $5.1 million of merger transaction expenses and $4.9 million of CILCORP Shareholder Return Incentive Compensation Plan expenses at the Holding Company (see CILCORP Note 15).

The income tax benefit was impacted during the October 19 through December 31 period due to lower net income resulting from acquisition debt interest expense. The income tax benefit increased in 1999 during the January 1 through October 18 period, compared to 1998, due to lower net income related to the merger transaction costs.

QST ENTERPRISES DISCONTINUED OPERATIONS

Due to uncertainties related to energy deregulation across the country, the illiquidity of certain energy markets and the Company's acquisition by AES, the Company is now focusing on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis - Illinois Electric Deregulation). As a result of this decision, QST Enterprises Inc. and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond, and recorded loss provisions for the discontinued energy operations.

The results of QST and its past and present subsidiaries - QST
Communications, QST Environmental and QST Energy - are reported in 1999 and prior periods as discontinued operations. The tables below show the components of the discontinued operations.

Loss from operations of discontinued businesses, net of tax:

                                  Oct. 19 to    Jan. 1 to
                                   Dec. 31,      Oct. 18,
                                     1999          1999      1998    1997
QST Communications, net of tax of             |
  $(463) and $(576)                  $  --    | $  --    $   (704) $   (876)
QST Enterprises (excluding QST                |
  Environmental and QST                       |
  Communications), net of tax of              |
  $(140), $(15,331) and $(5,893)      (213)   |    --     (23,369)   (8,967)
QST Environmental, net of tax of              |
  $(221), $(484) and $(829)             --    |  (407)       (952)  (24,283)
                                     -----    | -----    --------  --------
                                     $(213)   | $(407)   $(25,025) $(34,126)
                                     =====    | =====    ========  ========

Estimated (loss) realized gain on sale/disposal of assets of discontinued businesses, net of tax:

                                  Oct. 19 to    Jan. 1 to
                                   Dec. 31,      Oct. 18,
                                     1999          1999     1998     1997
QST Enterprises (excluding QST              |
  Environmental), net of tax of             |
  $4,640                            $ --    |    $ --     $ 7,057   $    --
QST Environmental, net of tax               |
  of $(2,626) and $1,889              --    |      --      (3,940)    2,712
                                    ----    |    ----     -------   -------
                                    $ --    |    $ --     $ 3,117   $ 2,712
                                    ====    |    ====     =======   =======

QST Enterprises' (excluding QST Environmental) financial results for the period from January 1, 1999, through October 18, 1999, were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss. Results from October 19, 1999, through December 31, 1999, were in excess of the liability and are shown as a loss for that period.

In August 1998, QST Enterprises sold its wholly-owned fiber optic-based telecommunications subsidiary, QST Communications, to McLeod USA for $20 million cash and McLeod stock options then valued at $5.5 million, resulting in an after-tax gain of approximately $8.3 million which is included in the second table above. Operating losses incurred by QST Communications prior to the sale are shown in the first table. The gain from the sale of QST Communications is partially offset by the estimated loss on discontinuance of QST Energy.

In June 1999, QST Enterprises sold the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately
$18 million in cash. ESE Land and its subsidiaries were not included in this sale and, therefore, QST Environmental's investment in ESE Land was transferred to QST Enterprises Inc. prior to the sale. No after-tax gain or loss was realized from the sale. QST Environmental's operating results through May 30, 1999, are included in the January 1 through October 18 loss from operations of discontinued businesses.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. QST Energy has moved to dismiss this suit filed in California as duplicative of the suits pending in Illinois, and the customers similarly filed motions to dismiss the suits pending in Illinois. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at December 31, 1999, for these two customers, totaled
$15.4 million, excluding interest of approximately $1.3 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

In June 1999, QST Energy agreed to pay $3 million to the remaining California commercial customers to discontinue electricity service. These payments, as well as losses on energy sales during 1999 (primarily electricity to the California commercial customers) were included in QST's estimate for loss related to discontinued operations recorded in December
1998.

The 1998 loss from operations of QST Enterprises (excluding QST Environmental and QST Communications) shown in the first table primarily results from energy trading operations, negative electric margin generated by QST Energy's commercial customers, and the marking to market at December 31, 1998, of QST's contractual commitments to supply electricity or natural gas to customers after 1998. Other factors affecting the 1998 loss were an unprecedented sudden increase in wholesale electricity prices during June 1998 and increased administrative and general costs.

As shown in the second table above, QST Environmental recorded an after-tax charge to income of $3.9 million in 1998 to record estimated losses related to the sale or discontinuance of its business, including estimated losses related to assets and obligations, such as the laboratories, not integral to the environmental consulting business activities sold in 1999. QST

Environmental's 1998 loss from operations of discontinued businesses, as shown in the first table, resulted primarily from losses at its analytical laboratory operations, partially offset by approximately $.6 million earned by its consulting business.

An after-tax gain of $2.7 million from the sale of the discontinued operations of QST Environmental's subsidiary, ESE
Land, is shown for 1997 in the second table above.

RESULTS OF OPERATIONS - CENTRAL ILLINOIS LIGHT COMPANY

CILCO ELECTRIC OPERATIONS

The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income
                                  1999           1998         1997
                                           (In thousands)
Revenue:
Electric retail                 $351,508       $341,143     $318,130
Sales for resale                  21,206         18,866       19,966
                                --------       --------     --------
  Total revenue                  372,714        360,009      338,096
                                --------       --------     --------
Cost of sales:
Cost of fuel                      77,748         94,490       92,230
Purchased power expense           60,251         29,568       22,851
Revenue taxes                     18,730         18,581       15,388
                                --------       --------     --------
  Total cost of sales            156,729        142,639      130,469
                                --------       --------     --------
    Gross margin                 215,985        217,370      207,627
                                --------       --------     --------
Operating expenses:
Operation & maintenance expenses 111,541         84,502       78,648
Depreciation and amortization     47,070         46,017       43,858
Other taxes                       10,227          8,660        8,583
                                --------       --------     --------
  Total operating expenses       168,838        139,179      131,089
                                --------       --------     --------
Fixed charges and other:
Cost of equity funds capitalized      --             --          (35)
Interest on long-term debt        13,772         13,921       14,317
Cost of borrowed funds
  capitalized                       (157)           (34)         (99)
Other interest                     2,971          2,340        1,875
                                --------       --------     --------
  Total                           16,586         16,227       16,058
                                --------       --------     --------
Income before taxes               30,561         61,964       60,480
  Income taxes                    10,440         21,645       21,901
                                --------       --------     --------
  Electric income               $ 20,121       $ 40,319     $ 38,579
                                ========       ========     ========

Electric gross margin declined slightly while retail kilowatt hour (kWh) sales increased 2% in 1999 compared to 1998. Residential sales remained relatively constant while commercial sales increased 2%. Cooling degree days were 15% lower in 1999 than in 1998. Although total cooling degree days were lower in 1999, extremely warm weather in July 1999 resulted in greater demand for electricity. Industrial sales volumes increased 5% compared to 1998. Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest pilot program.

Electric gross margin increased 5% in 1998 and retail kWh sales increased 6%. Residential sales volumes increased 4% while commercial sales volumes increased 6%. Cooling degree days were 28% higher in 1998 than in 1997. Industrial sales volumes increased 8% compared to 1997.

Sales for resale increased 12% in 1999 due to increased sales volumes resulting from higher available capacity and increased prices per kWh due to higher industry-wide demand in July. Sales for resale decreased 6% in 1998 as a result of lower available capacity for bulk sales due to unscheduled generating station outages. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Purchased power increased 104% in 1999. As a result of abnormally warm weather during July 1999, CILCO incurred
$33 million of generation and purchased power costs which are subject to recovery from customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July and $23 million remained unrecovered at the end of July. CILCO's FAC allows it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers may elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel decreased in 1999 compared to 1998. At December 31, 1999, underrecovered fuel and purchased power costs, including the unbilled portion of the July purchased power, totaled $12 million.

The ICC will conduct its routine review of the FAC in 2000 and will determine the prudency of CILCO's electricity purchases.
Any amount of the additional $23 million of electricity purchases ultimately determined to be imprudent by the ICC would not be recoverable from CILCO's customers, and therefore would be expensed by CILCO on its income statement. CILCO currently believes these costs to be recoverable through the FAC. A significant disallowance of these costs by the ICC would be material to CILCO's results of operations.

Electric operations and maintenance expenses increased 32% in 1999 compared to 1998. The increases were mainly due to a $10.1 million second quarter charge and an $18.4 million third quarter charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management, Office and Technical (MOT) employees and to employees in CILCO's electric power generation area (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). Electric operations and maintenance expenses increased 7% in 1998 primarily due to increases in generation expenses arising from outages at CILCO's E. D. Edwards facility, and increased electric distribution overhead line maintenance expense due to a severe storm in June, which, at its peak, affected power delivery to approximately half of CILCO's electric customers.

Also contributing to the increases were higher information technology costs. The increases were partially offset by lower outside service costs and decreases in the actuarially-determined costs for pensions and post-employment benefits.

The increase in depreciation and amortization expense in 1999 and 1998 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired and increased amortization associated with the implementation of new computer systems.

Fixed charges and other expenses increased 2% in 1999 compared to 1998.

The decrease in income taxes in 1999 was primarily due to lower pre-tax income as a result of pension and benefit expenses relating to the Voluntary Early Retirement Programs.

CILCO GAS OPERATIONS

The following table summarizes gas operating revenue and expenses by component.

Components of Gas Income
                                  1999           1998        1997
                                           (In thousands)
Revenue:
Sale of gas                     $175,595        $166,416    $202,274
Transportation services            5,165           5,911       6,484
                                --------        --------    --------
  Total revenue                  180,760         172,327     208,758
                                --------        --------    --------
Cost of sales:
Cost of gas                       99,293          93,586     123,531
Revenue taxes                      8,200           7,921       7,079
                                --------        --------    --------
  Total cost of sales            107,493         101,507     130,610
                                --------        --------    --------
    Gross margin                  73,267          70,820      78,148
                                --------        --------    --------
Operating expenses:
Operation & maintenance expenses  42,344          34,205      31,185
Depreciation and amortization     19,616          19,256      17,647
Other taxes                        3,108           2,747       3,225
                                --------        --------    --------
  Total operating expenses        65,068          56,208      52,057
                                --------        --------    --------
Fixed charges and other:
Interest on long-term debt         5,462           5,577       5,707
Cost of borrowed funds
  capitalized                         (1)             --          --
Other interest                     1,179             937         747
                                --------        --------    --------
  Total                            6,640           6,514       6,454
                                --------        --------    --------
Income before taxes                1,559           8,098      19,637
  Income taxes                       836           3,443       7,416
                                --------        --------    --------
  Gas income                    $    723        $  4,655    $ 12,221
                                ========        ========    ========

Gas gross margin increased 3% in 1999 compared to 1998.
Residential sales volumes increased 10%. Commercial sales volumes remained relatively constant. Heating degree days were 7% higher in 1999 than in 1998.

Gas gross margin decreased 9% in 1998 compared to 1997.
Residential and commercial sales volumes decreased 17% and 12%, respectively, primarily due to warmer weather during the heating season. Heating degree days were 19% lower in 1998 than in 1997.

Revenue from gas transportation services decreased 13% in 1999 and 9% in 1998, while the volume of gas transported decreased 8% in 1999 and 2% in 1998. The decreases were primarily due to reduced industrial and residential gas transportation sales in 1999, and reduced commercial gas transportation sales in 1998.

The overall level of business activity in CILCO's service territory and weather conditions are expected to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

The cost of gas increased 6% in 1999 primarily due to increased gas sales and higher natural gas prices. The cost of gas decreased 24% in 1998, primarily due to decreased gas sales and lower natural gas prices. These changes were passed through to customers via the PGA.

Gas operations and maintenance expenses increased 24% in 1999 and 10% in 1998. The 1999 increase was mainly due to a $9.1 million charge to pension and benefits expense in the third quarter as a result of the Voluntary Early Retirement Program offered to MOT employees (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). The increase for 1998 was due to higher maintenance and information technology costs, partially offset by lower outside service costs and decreases in the actuarially-determined costs for pension and post-employment benefits.

The increase in depreciation and amortization expenses in 1999 and 1998 reflect additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Fixed charges and other expenses increased 2% in 1999, compared to 1998.

The decrease in income taxes in 1999 was due to lower pre-tax operating income as a result of pension and benefit expenses relating to the Voluntary Early Retirement Program.

CILCO OTHER

The following table summarizes other income and deductions:

Components of Other
Income and Deductions
                                  1999           1998         1997
                                           (In thousands)
Revenue                         $ 5,399         $ 1,864     $   272
Expense                          (6,992)         (1,711)       (619)
                                -------         -------     -------
  Gross margin                   (1,593)            153        (347)
                                -------         -------     -------
Other income and deductions:
Interest income                     225             251         266
Amortization                       (505)           (713)       (713)
Operating expenses               (1,582)         (2,025)     (2,497)
Other taxes                          (4)             (8)        (14)
Preferred stock dividends        (3,208)         (3,194)     (3,216)
Other                            (1,037)         (1,013)     (1,177)
                                -------         -------     -------
 Total other income & deductions (6,111)         (6,702)     (7,351)
                                -------         -------     -------

Income (loss) before taxes       (7,704)         (6,549)     (7,698)
                                -------         -------     -------

  Income taxes (benefit)         (2,901)         (2,616)     (3,049)
                                -------         -------     -------
    Other income (loss)         $(4,803)        $(3,933)    $(4,649)
                                =======         =======     =======

Gross margin decreased in 1999 due to costs of non-regulated service programs. Theses include start-up costs for the energy consulting and performance audit programs as well as on-going costs for the outdoor lighting program. The margin on non-regulated electricity sales in Illinois, outside of CILCO's service territory, remained relatively constant. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST and to other customers eligible under the Customer Choice Law.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements:
                                                 Page
                                                 ----
                             CILCORP

Management's Report                                52

Report of Independent Public Accountants           53

Consolidated Statements of Income               54-55

Consolidated Balance Sheets                     56-57

Consolidated Statements of Cash Flows           58-59

Statements of Segments of Business              60-63

Consolidated Statements of Stockholders' Equity 64-65

Notes to Consolidated Financial Statements      66-87


                                 CILCO

Management's Report                                88

Report of Independent Public Accountants           89

Consolidated Statements of Income                  90

Consolidated Balance Sheets                     91-92

Consolidated Statements of Cash Flows           93-94

Statements of Segments of Business              95-97

Consolidated Statements of Retained Earnings       98

Notes to Consolidated Financial Statements     99-114

                       MANAGEMENT'S REPORT

Management has prepared the accompanying financial statements and notes for CILCORP Inc. and its consolidated subsidiaries in accordance with generally accepted accounting principles. Estimates and judgments used in developing these statements are the responsibility of management. Financial data presented throughout this report is consistent with these statements.

CILCORP Inc. maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures and the selection and training of qualified personnel.

The financial statements have been audited by CILCORP's independent public accountants, Arthur Andersen LLP. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures. The report of the independent public accountants is contained in this Form 10-K annual report.



                                             P. D. Stinson
                                             President




                                             T. D. Hutchinson
                                             Controller and Chief
                                             Financial Officer

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of CILCORP Inc.:

We have audited the accompanying consolidated balance sheets of CILCORP Inc. (an Illinois corporation) and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of income, cash flows, stockholders' equity and segments of business for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, and the years ended December 31, 1998 and 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CILCORP Inc. and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, and the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             Arthur Andersen LLP
Chicago, Illinois
January 28, 2000

                  CILCORP Inc. and Subsidiaries
                Consolidated Statements of Income
                                 Oct. 19 to  Jan. 1 to
                                  Dec. 31,    Oct. 18,
                                    1999       1999      1998    1997
                                            (In thousands)
Revenue:
CILCO Electric                    $ 65,606   |$307,108 $360,009 $338,096
CILCO Gas                           49,860   | 130,900  172,327  208,758
CILCO Other                          2,502   |   3,122    2,115      538
Other Businesses                     2,621   |  19,131   24,717   10,867
                                  --------   |-------- -------- --------
  Total                            120,589   | 460,261  559,168  558,259
                                  --------   |-------- -------- --------
Operating Expenses:                          |
Fuel for Generation and                      |
  Purchased Power                   23,810   | 114,189  124,058  115,081
Gas Purchased for Resale            32,547   |  79,768  106,088  125,977
Other Operations and Maintenance    26,982   | 151,628  133,514  123,095
Depreciation and Amortization       15,863   |  54,383   66,188   62,425
State and Local Revenue Taxes        4,932   |  21,998   26,502   22,467
Other Taxes                          2,838   |  10,540   11,471   11,848
                                  --------   |-------- --------  -------
  Total                            106,972   | 432,506  467,821  460,893
                                  --------   |-------- --------  -------
Fixed Charges and Other:                     |
Interest Expense                    14,339   |  22,629   29,257   27,049
Preferred Stock Dividends                    |
  of Subsidiary                        558   |   2,650    3,194    3,216
Allowance for Funds Used During              |
  Construction                         (71)  |     (87)     (34)    (134)
Other                                  274   |     763    1,013    1,177
                                  --------   |-------- -------- --------
Total                               15,100   |  25,955   33,430   31,308
                                  --------   |-------- -------- --------
Income from Continuing Operations            |
  Before Income Taxes               (1,483)  |   1,800   57,917   66,058
Income Taxes                          (951)  |   1,113   19,699   22,349
                                  --------   |-------- -------- --------
  Net Income from Continuing                 |
    Operations Before                        |
    Extraordinary Item                (532)  |     687   38,218   43,709
Loss from Operations of                      |
  Discontinued Businesses, Net of            |
  Tax of $(140), $(221), $(16,278)           |
  and $(7,298)                        (213)  |    (407) (25,025) (34,126)
Gain on Sale/Disposal of Assets              |
  of Discontinued Businesses, Net            |
  of Tax of $2,014 and $1,889           --   |      --    3,117    2,712
Extraordinary Item                      --   |      --       --    4,100
                                  --------   |-------- -------- --------
Net Income                        $   (745)  |$    280 $ 16,310 $ 16,395
                                             |
Other Comprehensive Income              --   |     --      (169)    (317)
                                  --------   |-------- -------- --------
Comprehensive Income              $   (745)  |$    280 $ 16,141 $ 16,078
                                  ========   |======== ======== ========

                             54

The accompanying Notes to Financial Statements are an integral part of these statements.

























































                             55

                  CILCORP Inc. and Subsidiaries
                   Consolidated Balance Sheets
Assets (As of December 31)                 1999           1998
                                            (In thousands)
Current Assets:
Cash and Temporary Cash Investments    $   11,220   | $    1,669
Receivables, Less Reserves                          |
  of $1,296 and $3,411                     60,072   |    134,548
Accrued Unbilled Revenue                   35,526   |     39,339
Fuel, at Average Cost                      14,392   |     13,431
Materials and Supplies, at Average Cost    16,165   |     15,435
Gas in Underground Storage, at Avg. Cost   21,196   |     20,494
FAC Underrecoveries                        12,024   |         --
Prepayments and Other                       8,946   |      7,646
                                       ----------   | ----------
  Total Current Assets                    179,541   |    232,562
                                       ----------   | ----------
Investments and Other Property:                     |
Investment in Leveraged Leases            143,697   |    146,977
Other Investments                          27,219   |     25,037
                                       ----------   | ----------
  Total Investments and Other Property    170,916   |    172,014
                                       ----------   | ----------
Property, Plant and Equipment:                      |
Utility Plant, at Original Cost                     |
  Electric                                624,889   |  1,237,885
  Gas                                     208,520   |    417,585
                                       ----------   | ----------
                                          833,409   |  1,655,470
Less-Accumulated Provision for Depr.        8,898   |    812,630
                                       ----------   | ----------
                                          824,511   |    842,840
Construction Work in Progress              38,068   |     30,075
Other, Net of Depreciation                    298   |      7,755
                                       ----------   | ----------
  Total Property, Plant and Equipment     862,877   |    880,670
                                       ----------   | ----------
Other Assets:                                       |
Goodwill, Net of Accumulated                        |
  Amortization of $2,881                  569,983   |         --
Other                                      47,636   |     27,694
                                       ----------   | ----------
  Total Other Assets                      617,619   |     27,694
                                       ----------   | ----------
                                                    |
  Total Assets                         $1,830,953   | $1,312,940
                                       ==========   | ==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.







                             56

                  CILCORP Inc. and Subsidiaries
                   Consolidated Balance Sheets
Liabilities and Stockholders' Equity (As of December 31)
                                            1999           1998
                                             (In thousands)
Current Liabilities:
Current Portion of Long-Term Debt      $   30,000    |$   13,027
Notes Payable                              91,900    |    96,200
Accounts Payable                           41,429    |   128,845
Accrued Taxes                              14,670    |     8,262
Accrued Interest                           18,296    |     9,994
FAC/PGA Overrecoveries                        127    |       304
Other                                       5,742    |    14,316
                                       ----------    |----------
  Total Current Liabilities               202,164    |   270,948
                                       ----------    |----------
Long-Term Debt                            730,434    |   285,552
                                       ----------    |----------
Deferred Credits and Other Liabilities:              |
Deferred Income Taxes                     237,557    |   239,305
Regulatory Liab. of Regulated Sub.         31,367    |    46,346
Deferred Investment Tax Credit             17,791    |    19,450
Other                                      77,432    |    49,681
                                       ----------    |----------
  Total Deferred Credits                  364,147    |   354,782
                                       ----------    |----------
Preferred Stock of Subsidiary              66,120    |    66,120
                                       ----------    |----------
Stockholders' Equity:                                |
Common Stock, no par value;                          |
  Authorized 10,000 and                              |
  50,000,000 shares - Outstanding 1,000              |
  and 13,610,680 shares                        --    |   192,853
Additional Paid-in Capital                468,833    |        --
Retained Earnings                            (745)   |   143,530
Accumulated Other Comprehensive Income         --    |      (845)
                                       ----------    |----------
  Total Stockholders' Equity              468,088    |   335,538
                                       ----------    |----------
  Total Liabilities and                              |
    Stockholders' Equity               $1,830,953    |$1,312,940
                                       ==========    |==========

The accompanying Notes to Financial Statements are an integral part of these balance sheets.













                             57

                  CILCORP Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                                   Oct. 19 to  Jan. 1 to
                                     Dec. 31,   Oct. 18,
                                       1999      1999      1998     1997
                                           (In thousands)
Cash Flows from Operating
  Activities:
Net Income from Continuing                    |
  Operations Before Preferred                 |
  Dividends                        $      26  | $  3,337  $ 41,412  $ 46,925
                                   ---------  | --------  --------  --------
                                              |
Adjustments to Reconcile Net Income           |
  to Net Cash Provided by Operating           |
  Activities:                                 |
    Non-Cash Income                     (996) |   (4,830)   (6,150)   (4,102)
    Cash Receipts in Excess of Debt           |
      Service on Leases                1,099  |    8,943     5,518        --
    Depreciation and Amortization     15,863  |   54,383    66,188    62,416
    Deferred Income Taxes,                    |
      Investment Tax Credit and               |
      Regulatory Liability of                 |
      Subsidiary, Net                 (1,445) |  (20,419)   (7,742)   (3,342)
Changes in Operating Assets and               |
  Liabilities:                                |
    Decrease (Increase) in Accounts           |
      Receivable and Accrued                  |
      Unbilled Revenue               (16,488) |   10,527     5,418       (74)
  (Increase) Decrease in                      |
    Inventories                        2,379  |   (4,873)   (5,093)    3,294
  Increase (Decrease) in Accounts             |
    Payable                          (13,300) |   (6,276)   12,938    (1,961)
  Increase in Accrued Taxes            2,749  |    8,372        46     3,893
  (Increase) Decrease in Other                |
    Assets                           (10,619) |  (29,807)    2,019   (17,027)
  Increase (Decrease)in Other                 |
    Liabilities                            3  |   36,076      (197)   (9,039)
                                   ---------  | --------  --------  --------
Total Adjustments                    (20,755) |   52,096    72,945    34,058
                                   ---------  | --------  --------  --------
Net Cash Provided by Operating                |
  Activities                         (20,729) |   55,433   114,357    80,983
Net Cash Provided by (Used in)                |
  Operating Activities of                     |
  Discontinued Operations               (447) |   10,187   (30,123)   10,031
                                   ---------  | --------  --------  --------
Cash Flow from Operations            (21,176) |   65,620    84,234    91,014
                                   ---------  | --------  --------  --------








                            58

Cash Flows from Investing                     |
  Activities:                                 |
Additions to Plant                    (9,662) |  (45,473)  (67,112)  (55,055)
Purchase of Long-Term Investments         --  |       --        --    (6,933)
Other                                 (1,120) |   (2,454)   (6,703)   (1,242)
                                   ---------  | --------  --------  --------
Net Cash Used in Investing                    |
  Activities                         (10,782) |  (47,927)  (73,815)  (63,230)
Net Cash Provided by (Used in)                |
  Investing Activities of                     |
  Discontinued Operations                 --  |   17,376     9,107     3,310
                                   ---------  | --------  --------  --------
Cash Flow from Investing                      |
  Activities                         (10,782) |  (30,551)  (64,708)  (59,920)
                                   ---------  | --------  --------  --------
Cash Flows from Financing                     |
  Activities:                                 |
Net Increase (Decrease) in                    |
  Short-Term Debt                    (10,177) |    5,877    34,050    34,250
Net Increase (Decrease) in                    |
  Long-Term Debt                     461,577  |     (980)  (25,807)  (22,954)
Common Dividends Paid                     --  |  (29,813)  (33,482)  (33,482)
Preferred Dividends Paid                (836) |   (2,372)   (3,194)   (3,216)
Common Stock Issued (Redeemed)      (885,669) |       --        --        --
Additional Paid-in Capital           468,833  |       --        --        --
                                   ---------  | --------  --------  --------
Net Cash Provided by (Used in)                |
  Financing Activities of                     |
  Continuing Operations               33,728  |  (27,288)  (28,433)  (25,402)
Net Cash Provided by (Used in)                |
  Financing Activities of                     |
  Discontinued Operations                 --  |       --        --       (57)
                                   ---------  | --------  --------  --------
Net Cash Used in Financing                    |
  Activities                          33,728  |  (27,288)  (28,433)  (25,459)
                                   ---------  | --------  --------  --------
Net Increase (Decrease) in Cash               |
  and Temporary Cash Investments       1,770  |    7,781    (8,907)    5,635
Cash and Temp. Cash Investments               |
  at Beginning of Period               9,450  |    1,669    10,576     4,941
                                   ---------  | --------  --------  --------
Cash and Temporary Cash                       |
  Investments at End of Period     $  11,220  | $  9,450  $  1,669  $ 10,576
                                   =========  | ========  ========  ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                  CILCORP Inc. and Subsidiaries
               Statements of Segments of Business
October 19 to December 31, 1999
                  CILCO      CILCO      CILCO    Other    Discont.
                 Electric     Gas       Other  Businesses Operatns.   Total
                                           (In thousands)
Revenues          $ 65,606 $ 49,860 $  2,430  $    2,600  $     --  $  120,496
Interest income         --       --       72          21        --          93
                  -------- -------- --------  ----------  --------  ----------
  Total             65,606   49,860    2,502       2,621        --     120,589
                  -------- -------- --------  ----------  --------  ----------
Operating
  Expenses          46,444   38,770    2,840       3,055        --      91,109
Depreciation and
  Amortization       9,202    3,745       --       2,916        --      15,863
                  -------- -------- --------  ----------  --------  ----------
  Total             55,646   42,515    2,840       5,971        --     106,972
                  -------- -------- --------  ----------  --------  ----------
Interest expense     3,462    1,373       --       9,504        --      14,339
Preferred stock
  Dividends             --       --      558          --        --         558
Fixed charges and
  other expenses       (71)      --      274          --        --         203
                  -------- -------- --------  ----------  --------  ----------
Total                3,391    1,373      832       9,504        --      15,100
                  -------- -------- --------  ----------  --------  ----------
Income from
  continuing
  oper. before
  income taxes       6,569    5,972   (1,170)    (12,854)       --      (1,483)
Income taxes         2,071    2,402     (466)     (4,958)       --        (951)
                  -------- -------- --------  ----------  --------  ----------
Net income from
  continuing
  operations         4,498    3,570     (704)     (7,896)       --        (532)
Effect of
  discontinued
  operations            --       --       --          --      (213)       (213)
                  -------- -------- --------  ----------  --------  ----------
Segment net
  income          $  4,498 $  3,570 $   (704) $   (7,896) $   (213) $     (745)
                  ======== ======== ========  ==========  ========  ==========
Capital
  expenditures    $  7,071 $  2,591 $     --  $       --  $     --  $    9,662
Revenue from
  major customer
  Caterpillar
  Inc.            $  7,423 $    251 $    231  $      649  $     --  $    8,554

Segment assets    $754,961 $290,107 $  5,048  $1,177,144  $ 29,542  $2,256,802
Consolidation
  adjustments       (2,121)    (825)      --    (422,767)     (136)   (425,849)
                  -------- -------- --------  ----------  --------  ----------
  Total assets    $752,840 $289,282 $  5,048  $  754,377  $ 29,406  $1,830,953
                  ======== ======== ========  ==========  ========  ==========

January 1 to October 18, 1999
                  CILCO      CILCO      CILCO     Other    Discont.
                 Electric     Gas       Other   Businesses Operatns.   Total
                                           (In thousands)
Revenues         $307,108  $130,900 $  2,969  $   19,032  $     --  $  460,009
Interest income        --        --      153          99        --         252
                 --------  -------- --------  ----------  --------  ----------
  Total           307,108   130,900    3,122      19,131        --     460,261
                 --------  -------- --------  ----------  --------  ----------
Operating
  Expenses        232,053   114,175    5,738      26,157        --     378,123
Depreciation and
  Amortization     37,868    15,871      505         139        --      54,383
                 --------  --------  -------   ---------  --------  ----------
  Total           269,921   130,046    6,243      26,296        --     432,506
                 --------  --------  -------   ---------  --------  ----------
Interest expense   13,281     5,268       --       4,080        --      22,629
Preferred stock
  Dividends            --        --    2,650          --        --       2,650
Fixed charges and
  other expenses      (86)       (1)     763          --        --         676
                 --------  --------  -------   ---------  --------  ----------
Total              13,195     5,267    3,413       4,080        --      25,955
                 --------  --------  -------   ---------  --------  ----------
Income from
  continuing
  oper. before
  income taxes     23,992    (4,413)  (6,534)    (11,245)       --       1,800
Income taxes        8,369    (1,566)  (2,435)     (3,255)       --       1,113
                 --------  --------  -------   ---------  --------  ----------
Net income from
  continuing
  operations       15,623    (2,847)  (4,099)     (7,990)       --         687
Effect of
  discontinued
  operations           --        --       --          --      (407)       (407)
                 --------  --------  -------   ---------  --------  ----------
Segment net
  income         $ 15,623  $ (2,847) $(4,099) $   (7,990) $   (407) $      280
                 ========  ========  =======  ==========  ========  ==========
Capital
  expenditures   $ 31,914  $ 13,559  $    --  $       --  $     --  $   45,473
Revenue from
  major customer
  Caterpillar
  Inc.           $ 31,335  $    868  $   282  $    6,284  $     --  $   38,769

Segment assets   $743,441  $281,241  $ 4,512  $  572,250  $ 32,666  $1,634,110
Consolidation
  adjustments       2,678     1,042       --    (403,852)     (136)   (400,268)
                 --------  --------  -------  ----------  --------  ----------
  Total assets   $746,119  $282,283  $ 4,512  $  168,398  $ 32,530  $1,233,842
                 ========  ========  =======  ==========  ========  ==========

1998
                  CILCO      CILCO     CILCO     Other      Discont.
                 Electric     Gas      Other   Businesses   Operatns.  Total
                                           (In thousands)
Revenues         $360,009  $172,327  $ 1,864  $  24,642  $       --  $  558,842
Interest income        --        --      251         75          --         326
                 --------  --------  -------  ---------  ----------  ----------
  Total           360,009   172,327    2,115     24,717          --     559,168
                 --------  --------  -------  ---------  ----------  ----------
Operating
  expenses        235,801   138,459    3,744     23,629          --     401,633
Depreciation and
  amortization     46,017    19,256      713        202          --      66,188
                 --------  --------  -------  ---------  ----------  ----------
  Total           281,818   157,715    4,457     23,831          --     467,821
                 --------  --------  -------  ---------  ----------  ----------
Interest expense   16,261     6,514       --      6,482          --      29,257
Preferred stock
  dividends            --        --    3,194         --          --       3,194
Fixed charges and
  other expenses      (34)       --    1,013         --          --         979
                 --------  --------  -------  ---------  ----------  ----------
  Total            16,227     6,514    4,207      6,482          --      33,430
                 --------  --------  -------  ---------  ----------  ----------
Income from
  continuing
  oper. before
  income taxes     61,964     8,098   (6,549)    (5,596)         --      57,917
Income taxes       21,645     3,443   (2,616)    (2,773)         --      19,699
                 --------  --------  -------  ---------  ----------  ----------
Net income from
  continuing
  operations       40,319     4,655   (3,933)    (2,823)         --      38,218
Effect of
  discontinued
  operations           --        --       --         --     (21,908)    (21,908)
                 --------  --------  -------  ---------  ----------  ----------
Segment net
  income         $ 40,319  $  4,655  $(3,933) $  (2,823) $  (21,908) $   16,310
                 ========  ========  =======  =========  ==========  ==========

Capital
  expenditures   $ 44,213  $ 22,889  $    --  $      10  $    8,916  $   76,028

Revenue from
  major customer
  Caterpillar
  Inc.           $ 39,354  $    948  $    88  $   7,669  $       --  $   48,059

Segment assets   $733,805  $283,286  $ 5,072  $ 594,734  $  121,647  $1,738,544
Consolidation
  adjustments      (1,304)     (507)      --   (423,789)         (4)   (425,604)
                 --------  --------  -------  ---------  ----------  ----------
  Total assets   $732,501  $282,779  $ 5,072  $ 170,945  $  121,643  $1,312,940
                 ========  ========  =======  =========  ==========  ==========

1997
                  CILCO     CILCO    CILCO      Other      Discont.
                 Electric    Gas     Other    Businesses   Operatns.   Total
                                         (In thousands)
Revenues         $338,096  $208,758 $   272  $  10,809   $     --   $   557,935
Interest income        --        --     266         58         --           324
                 --------  -------- -------  ---------   --------   -----------
  Total           338,096   208,758     538     10,867         --       558,259
                 --------  -------- -------  ---------   --------   -----------
Operating
  expenses        217,700   165,020   3,130     12,618         --       398,468
Depreciation and
  amortization     43,858    17,647     713        207         --        62,425
                 --------  -------- -------  ---------   --------   -----------
  Total           261,558   182,667   3,843     12,825         --       460,893
                 --------  -------- -------  ---------   --------   -----------
Interest expense   16,192     6,454      --      4,403         --        27,049
Preferred stock
  dividends            --        --   3,216         --         --         3,216
Fixed charges and
  other expenses     (134)       --   1,177         --         --         1,043
                 --------  -------- -------  ---------   --------   -----------
  Total            16,058     6,454   4,393      4,403         --        31,308
                 --------  -------- -------  ---------   --------   -----------
Income from
  continuing
  oper. before
  income taxes     60,480    19,637  (7,698)    (6,361)        --        66,058
Income taxes       21,901     7,416  (3,049)    (3,919)        --        22,349
                 --------  -------- -------  ---------   --------   -----------
Net income from
  cont. oper.
  before
  extraord. item   38,579    12,221  (4,649)    (2,442)        --        43,709
Effect of
  discontinued
  operations and
  extraord. item    4,100        --      --         --    (31,414)      (27,314)
                 --------  -------- -------  ---------   --------   -----------
Segment net
  income         $ 42,679  $ 12,221 $(4,649) $  (2,442)  $(31,414)  $    16,395
                 ========  ======== =======  =========   ========   ===========

Capital
  expenditures   $ 35,196  $ 19,830 $    --  $      29   $  6,188   $    61,243

Revenue from
  major customer
  Caterpillar
  Inc.           $ 40,106  $    934 $    --  $   1,208   $     --   $    42,248

Segment assets   $724,869  $290,958 $ 5,639  $ 606,786   $144,412   $ 1,772,664
Consolidation
  adjustments      (1,070)     (416)     --   (436,345)       (14)     (437,845)
                 --------  -------- -------  ---------   --------   -----------
  Total assets   $723,799  $290,542 $ 5,639  $ 170,441   $144,398   $ 1,334,819
                 ========  ======== =======  =========   ========   ===========

                             63


                  CILCORP Inc. and Subsidiaries
         Consolidated Statements of Stockholders' Equity
                                                                Other
                                            Add'l              Compre-
                        Common Stock       Paid in   Retained  hensive
                     Shares      Amount    Capital   Earnings  Income   Total
                               (In thousands except share amounts)
Balance 12/31/96     13,610,680 $ 190,760 $      0  $ 177,804 $(359)   $368,205
CILCORP Shareholder
  Return Incentive
  Compensatio                       1,807                                 1,807
Cash Dividend
  Declared on Common
  Stock ($2.46/share)                                 (33,482)          (33,482)
Additional Minimum
  Liability of
  Non-Qualified
  Pension Plan
  12/31/97, net of
  $(208) taxes                                                  (317)      (317)
Other                                                     (15)              (15)
Net Income                                             16,395            16,395
                     ---------- --------- ---------- --------  -----   --------

Balance 12/31/97     13,610,680 $ 192,567 $        0 $160,702  $(676)  $352,593
Cash Dividend
  Declared on Common
  Stock ($2.46/share)                                 (33,482)          (33,482)
Additional Minimum
  Liability of
  Non-Qualified
  Pension Plan
  12/31/98, net of
  $(111) taxes                                                  (169)      (169)
Other                                 286                                   286
Net Income                                             16,310            16,310
                     ---------- --------- ---------- --------  -----   --------

Balance 12/31/98     13,610,680 $ 192,853 $        0 $143,530  $(845)  $335,538
CILCORP Shareholder
  Return Incentive
  Compensation           15,000        --                                    --
Shares Forfeited                   (1,842)                               (1,842)
Cash Dividend
  Declared on Common
  Stock ($2.46/share)                                 (29,813)          (29,813)
Other                                                     662               662
Net Income                                                280               280
                     ---------- --------- ---------- --------  -----   --------
Balance 10/18/99     13,625,680 $ 191,011 $        0 $114,659  $(845)  $304,825
                     ========== ========= ========== ========  =====   ========



                            64

--------------------------------------------------------------------------------
Balance 10/18/99     13,625,680 $ 191,011 $        0 $114,659  $(845)  $304,825
AES Acquisition     (13,625,680) (191,011)   463,000 (114,659)   845    158,175
AES Equity
  Contribution                                 5,833                      5,833
Net Income                                               (745)             (745)
                     ---------- --------- ---------- --------  -----   --------

Balance 12/31/99              0 $       0 $  468,833 $   (745) $   0   $468,088
                     ========== ========= ========== ========  =====   ========

The accompanying Notes to Financial Statements are an integral part of these statements.

                          CILCORP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries QST Environmental Inc. (QST Environmental), QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental in the second quarter of 1999 (see Results of Operations - QST Enterprises Discontinued Operations). Prior year amounts have been reclassified on a basis consistent with the 1999 presentation.

CILCORP, a public utility holding company, is a wholly-owned subsidiary of The AES Corporation. CILCO, the Company's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other CILCORP first-tier subsidiaries are CILCORP Investment Management Inc. (CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursues investment opportunities in energy-related products and services.

On November 23, 1998, the Company announced that the AES Corporation (AES) had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. AES completed the acquisition of the Company on October 18, 1999.

Approximately $886 million was required to complete the merger, which involved the purchase of 13,625,680 shares of CILCORP's common stock. Currently, there are 10,000 authorized shares of CILCORP common stock, 1,000 of which are issued. AES owns 100% of the 1,000 issued shares.

The merger was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was allocated to goodwill at CILCORP.

Following the acquisition, results of operations for CILCORP Inc. are presented for the period January 1, 1999, through October 18, 1999, and for the period after the acquisition of October 19, 1999, through December 31, 1999, separated by a heavy black line.

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

See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Accounting Standards for a discussion of accounting pronouncements issued by the Financial
Accounting Standards Board which are effective in 2000 or thereafter.

REGULATION

CILCO is a public utility subject to regulation by the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC) with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) for certain of its regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

The Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective in Illinois in December 1997. Among other provisions, this law begins a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier (see Item
1.  Business - Competition).

Due to the Customer Choice Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71. Accordingly, regulatory assets of $1.5 million and liabilities of $5.6 million associated with electric generating plant were written-off or credited, respectively, to income in 1997 as a net $4.1 million after-tax extraordinary item. Regulatory assets included on the Consolidated Balance Sheets at December 31, 1999, and 1998, are as follows:

                                                       1999        1998
                                                        (In thousands)
Included in prepayments and other:                             |
  Fuel and gas cost adjustments                        $15,614 | $ 4,740
  Coal tar remediation cost - estimated current            720 |     609
                                                       ------- | -------
    Current costs included in prepayments and                  |
      other                                             16,334 |   5,349
                                                       ------- | -------
Included in other assets:                                      |
  Coal tar remediation cost, net of recoveries             674 |   1,281
  Regulatory tax asset                                   7,334 |   5,723
  Deferred gas costs                                     4,368 |   4,039
  Unamortized loss on reacquired debt                    2,941 |   3,261
                                                       ------- | -------
    Future costs included in other assets               15,317 |  14,304
                                                       ------- | -------
      Total regulatory assets                          $31,651 | $19,653
                                                       ======= | =======

Regulatory assets at December 31, 1999, are related to CILCO's regulated electric and gas distribution activities. Regulatory liabilities, consisting of deferred tax items of approximately $31.4 million and $46.3 million at December 31, 1999, and 1998, respectively, and investment tax credits of approximately $11.2 million and $12.8 million at December 31, 1999 and 1998, respectively, primarily related to CILCO's electric and gas tramsmission and distribution operations.

CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 1999 were:


                                                           1999
                                                      (In  thousands)
Property, Plant and Equipment                           $ 257,449
Less:  Accumulated Depreciation                            (3,334)
                                                        ---------
                                                          254,115
Construction Work in Progress                               9,215
                                                        ---------
  Net Property, Plant and Equipment                       263,330
Fuel, at Average Cost                                      14,392
Materials and Supplies, at Average Cost                     9,901
                                                        ---------
Total Identifiable Electric Generation Assets           $ 287,623
                                                        =========

Accumulated deferred income taxes and investment tax credits associated with electric generation property at December 31, 1999, were approximately $61 million and $6.8 million, respectively.

OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric, gas, and non-regulated energy and energy services revenues include service provided but unbilled at year end. Substantially all electric energy rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the Balance Sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 1999, CILCO had net receivables of
$42.4 million, of which approximately $1.2 million was due from its major customer.

See CILCORP Note 13 for a discussion of receivables related to CILCORP Investment Management Inc.'s leveraged lease portfolio.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximates fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $19.9 million at December 31, 1999, and $23 million at December 31, 1998, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of Long-Term Debt, including current maturities, was $755 million at December 31, 1999, and $339 million at December 31, 1998. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the regulated portions of CILCO's business. See CILCORP Note 9 for fair value of derivative financial instruments.

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

Non-utility property is depreciated over estimated lives ranging from 3 to 15 years.

GOODWILL

Utilizing purchase accounting, the excess purchase price over the fair value of the assets acquired and the liabilities assumed by AES in its acquisition of CILCORP and its subsidiaries was allocated to CILCORP goodwill. Goodwill is being amortized using the straight-line method over a 40-year period. The continuing monopoly status for electric and gas distribution and the favorable regulatory climate in Illinois resulting from the Customer Choice Law warrants the use of the maximum period for goodwill amortization.

As a result of significant downsizing of QST Environmental during 1996 and 1997 and continuing overcapacity and competition in the environmental segment in the fourth quarter of 1997, the Company determined that an impairment to goodwill associated with QST Environmental existed. As a result, the Company wrote off the $22.6 million unamortized goodwill balance. In late 1998, the Company decided to sell its 100% ownership interest in QST Environmental and has classified its results as discontinued (see Results of Operations - QST Enterprises Discontinued Operations).

INCOME TAXES

The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries will file a consolidated federal income tax return with AES. Income taxes are allocated to the individual companies based on their respective taxable income or loss.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. Cash paid for interest and income taxes was as follows:

                          Oct. 19 to        Jan. 1 to
                            Dec. 31,         Oct. 18,
                             1999             1999         1998      1997
                                                  (In thousands)
Interest                     $5,032      |   $21,412       $26,067   $28,710
Income taxes                 $   --      |   $10,828       $19,611   $28,537

COMPANY-OWNED LIFE INSURANCE POLICIES

The following amounts related to Company-owned life insurance contracts, issued by one major insurance company, are included in Other Investments:

                                             1999            1998
                                                (In thousands)
Cash surrender value of contracts            $ 56,664   |    $ 50,786
Borrowings against contracts                  (53,558)  |     (48,132)
                                             --------   |    --------
  Net investment                             $  3,106   |    $  2,654
                                             ========   |    ========

Interest expense related to borrowings against Company-owned life insurance, included in "Other" on the Consolidated
Statements of Income, was $4 million, $3.6 million, and $3.5 million for 1999, 1998, and 1997, respectively.

NOTE 2 - INCOME TAXES

The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on the Company's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used during Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 1999, 1998, and 1997, were as follows:

December 31                                    1999         1998      1997
                                                    (In thousands)
Deferred tax assets:
  Deferred tax asset                           $28,085   |  $20,742   $18,347
  Adjustment to reflect regulatory asset        (7,334)  |   (5,723)   (7,578)
                                               -------   |  -------   -------
  Net deferred tax asset                       $20,751   |  $15,019   $10,769
                                               =======   |  =======   =======


December 31                                      1999       1998      1997
                                                     (In thousands)
Deferred tax liabilities:
  Deferred tax liability-property             $188,404  |   $196,300  $207,460
  Adjustment to reflect regulatory liability   (31,367) |    (46,346)  (56,807)
                                              --------  |   --------  --------
  Net deferred tax liability-property          157,037  |    149,954   150,653
  Deferred tax liability-leases                105,625  |    103,566   101,005
  Deferred tax liability-other                  (4,354) |        804       124
                                              --------  |   --------  --------
  Accumulated deferred income tax liability   $258,308  |   $254,324  $251,782
                                              ========  |   ========  ========
  Accumulated deferred income tax liability,            |
    net of deferred tax assets                $237,557  |   $239,305  $241,013
                                              ========  |   ========  ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement:

                                               Oct. 19 to  Jan. 1 to
                                                 Dec. 31,   Oct. 18,   Dec. 31,
                                                   1999       1999       1998
                                                         (Inthousands)
Net change in deferred income tax liability              |
  per above table                                $ 5,731 |  $ (7,479) $ (1,707)
Change in tax effects of income tax related              |
  regulatory assets and liabilities               (9,024)|    (7,567)   (8,606)
Other                                              1,384 |    (5,171)     (106)
                                                 ------- |  --------  --------
Deferred income tax benefit for the period        (1,909)|   (20,217)  (10,419)
Less:  Deferred income tax benefit for the               |
       period from discontinued operations            -- |      (830)   (6,115)
                                                 ------- |  --------  --------
Deferred income tax benefit for the period               |
  from continuing operations                     $(1,909)|  $(19,387) $ (4,304)
                                                 ======= |  ========  ========

Income tax expenses were as follows:

                                   Oct. 19 to   Jan. 1 to
                                    Dec. 31,     Oct. 18,
                                      1999         1999        1998    1997
                                                   (In thousands)
Current income taxes                         |
Federal                             $ 1,481  |   $ 18,073    $ 13,731  $17,814
State                                  (329) |      4,360       3,791    3,836
                                    -------  |   --------    --------  -------
  Total current taxes                 1,152  |     22,433      17,522   21,650
                                    -------  |   --------    --------  -------
Deferred income taxes, net                   |
Property-related deferred income             |
  taxes                              (3,653) |     (4,150)    (11,262)    (841)
Leveraged leases                      1,271  |        500       2,602    3,040
Unbilled revenue                         --  |        (94)       (287)    (885)
Gas take-or-pay settlements              40  |         --         522     (339)
Environmental remediation costs         196  |          8         (58)      46
Pension expenses                        132  |    (10,057)        869   (1,798)
Other post-employment benefits               |
  expenses                               61  |     (5,144)       (847)    (617)
Customer advances                      (170) |         26         478     (438)
Gas in underground storage            1,194  |        801      (1,681)    (191)
Amortization of debt discounts,              |
  premiums and expenses                 504  |       (631)       (790)    (179)
CILCO Executive Deferred                     |
  Compensation Plan                    (429) |       (338)       (671)    (191)
CILCORP Shareholder Return                   |
  Incentive Comp. Plan                 (694) |         --        (717)      --
QST gas derivatives mark to market       --  |         --         948       --
Pension shortfall & VEBA               (174) |       (534)       (252)      44
Other                                  (187) |       (604)        727     (677)
                                    -------  |   --------    --------  -------
  Total deferred income taxes, net   (1,909) |    (20,217)    (10,419)  (3,026)
                                    -------  |   --------    --------  -------
Investment tax credit amortization     (334) |     (1,324)     (1,668)  (1,684)
                                    -------  |   --------    --------  -------
  Total income tax provisions                |
  Before extraordinary item          (1,091) |        892       5,435   16,940
Deferred taxes related to                    |
  extraordinary item                     --  |         --          --   (5,634)
                                    -------  |   --------    --------  -------
Total income tax provisions         $(1,091) |   $    892    $  5,435  $11,306
                                    =======  |   ========    ========  =======

Total income tax provisions are presented within the Income
Statement as follows:

                                Oct. 19 to      Jan. 1 to
                                 Dec. 31,        Oct. 18,
                                   1999            1999      1998       1997
                                               (In thousands)
Income taxes from continuing               |
  operations                     $  (951)  |     $1,113      $ 19,699   $22,349
Tax on income (loss) from                  |
  operations of discontinued               |
  businesses                        (140)  |       (221)      (16,278)   (7,298)
Tax on gain (loss) on                      |
  sale/disposal of discontinued            |
  businesses                          --   |         --         2,014     1,889
Deferred taxes related to                  |
  extraordinary item                  --   |         --            --    (5,634)
                                 -------   |     ------      --------   -------
Total income tax provisions      $(1,091)  |     $  892      $  5,435   $11,306
                                 =======   |     ======      ========   =======

The 1997 income tax provision has been reduced to reflect the crediting to income as an extraordinary item the regulatory liability related to electric generation property deferred taxes which were recorded at tax rates in excess of the current rate.

Total deferred income taxes, net, includes deferred state income taxes of $324,000, $(3,395,000), $(1,635,000), and $(229,000)
for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, and the years 1998 and 1997, respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate.

                                   Oct. 19 to    Jan. 1 to
                                    Dec. 31,      Oct. 18,
                                      1999          1999        1998     1997
Statutory federal income tax          35.0%  |      35.0%       35.0%    35.0%
                                     -----   |    ------       -----    -----
Amortization of property related             |
  deferred taxes provided at tax             |
  rates in excess of current rate     (4.1)  |      45.1        (8.3)    (3.9)
Amortization of investment tax               |
  credit                              18.2   |    (113.1)       (7.6)    (6.1)
State income taxes                     6.0   |     (37.4)        5.5      9.0
Goodwill amortization and write-off  (55.3)  |        --          --     29.2
Amortization of Lincoln acquisition          |
  adjustment                            --   |      15.1         1.1      0.9
Preferred dividends of subsidiary and        |
   other permanent differences        (9.5)  |      73.0         4.7      2.7
Tax provision adjustment              37.9   |      79.2          --     (1.6)
Affordable housing tax credits        21.4   |    (139.8)       (6.1)    (3.4)
Corporate-owned life insurance        11.0   |     (74.4)       (4.2)    (2.9)
AES transaction costs                 (2.3)  |     140.5         3.3       --
Lobbying expenses and nondeductible          |
   meals                              (6.9)  |      24.6         2.5      1.8
Taxable salvage                        1.7   |       7.8        (0.6)     0.7
Other differences                      6.3   |      20.6          -      (0.2)
                                     -----   |     -----       -----    -----
  Total                               24.4   |      41.2        (9.7)    26.2
                                     -----   |     -----       -----    -----
Effective income tax rate before             |
  effect of extraordinary item        59.4   |      76.2        25.3     61.2
Tax effect of extraordinary item        --   |        --          -     (20.4)
                                     -----   |     -----       -----    -----
Effective income tax rate             59.4%  |      76.2%       25.3%    40.8%
                                     =====   |     =====       =====    =====

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

In accordance with the purchase of CILCORP by AES on October 18, 1999, and as described in Management's Discussion and Analysis, CILCORP's Balance Sheet amounts were adjusted to reflect market values of the assets and liabilities, with corresponding
adjustments to goodwill.   Adjustments were made to the balance
sheet amounts recognized for pension and postretirement health care benefit costs, resulting in a reduction of the net liability of those balance sheet amounts of $26.2 million. Following the market value adjustments, the net periodic benefit costs were actuarially calculated for the time period October 19 through December 31, 1999, and appropriately included only the components of service cost, interest cost and expected return on plan assets.

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.3 million and $1.5 million at December 31, 1999, and 1998, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.

PENSION BENEFITS

Substantially all of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:

                           Oct. 19 to  Jan. 1 to
                            Dec. 31,    Oct. 18,
                              1999        1999    1998        1997
                                      (In thousands)
Operating expenses            $ (499) | $26,464  $  (893)   $   493
Utility plant and other           --  |      --        6        125
                              ------  | -------  -------    -------
  Net pension costs (income)  $ (499) | $26,464  $  (887)   $   618
                              ======  | =======  =======    =======

The components of net periodic benefit costs follow:

                                       Oct. 19 to  Jan. 1 to
                                        Dec. 31,    Oct. 18,
                                          1999       1999       1998
                                                (In thousands)
Service cost                            $   900   |$  3,821 $  5,410
Interest cost                             5,260   |  14,537   19,024
Expected return on plan assets           (6,659)  | (20,323) (25,304)
Amortization of transition asset             --   |    (666)    (888)
Amortization of past service cost            --   |     785    1,068
Recognized actuarial gain                    --   |    (328)    (197)
Loss recognized due to curtailment and            |
  special termination benefits               --   |  28,638       --
                                        -------   |-------- --------
Net benefit cost (income)               $  (499)  |$ 26,464 $   (887)
                                        =======   |======== ========

During 1999, CILCO recognized $28.6 million of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                     Oct. 19 to    Jan. 1 to
                                      Dec. 31,      Oct. 18,
                                        1999         1999     1998
                                             (In thousands)
Change in Benefit Obligations                     |
Benefit obligation at begin. of period $     --   |$285,646 $254,929
Service cost                                900   |   3,821    5,410
Interest cost                             5,260   |  14,537   19,024
Acquisition                             291,506   |      --       --
Amendments                                   --   |  31,774       --
Actuarial (gain) loss                    (9,473)  | (29,792)  22,521
Benefits paid                            (7,040)  | (14,098) (16,238)
                                       --------   |-------- --------
Benefit obligation at end of period    $281,153   |$291,888 $285,646
                                       ========   |======== ========
Change in Plan Assets                             |
Fair value of assets at                           |
  beginning of period                  $     --   |$309,483 $289,091
Actual return on assets                  46,713   |  11,230   36,467
Company contributions                        93   |     134      163
Acquisition                             306,749   |      --       --
Benefits paid                            (7,040)  | (14,098) (16,238)
                                       --------   |-------- --------
Fair value of assets at end of period  $346,515   |$306,749 $309,483
                                       ========   |======== ========
                                                  |
Funded status at end of period         $ 65,362   |$ 14,861 $ 23,837
Unrecognized net transition asset            --   |  (3,345)  (4,011)
Unrecognized actuarial gain             (49,528)  | (57,546) (35,875)
Unrecognized prior service cost              --   |   6,560    6,365
                                       --------   |-------- --------
Net amount recognized                  $ 15,834   |$(39,470)$ (9,684)
                                       ========   |======== ========

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost/(Accrued
  benefit liability)                   $ 15,834   |$(39,959)$(11,500)
Intangible asset                             --   |     264      415
Accumulated other comprehensive income       --   |     225    1,401
                                       --------   |-------- --------
Net amount recognized                  $ 15,834   |$(39,470)$ (9,684)
                                       ========   |======== ========
Assumptions as of end of period                   |
Discount rate                             7.75%   |   7.50%    6.75%
Expected return on plan assets            9.00%   |   9.00%    9.00%
Rate of compensation increase             3.50%   |   3.50%    3.50%

At October 18, 1999, and December 31, 1998, CILCO recognized an additional minimum liability on the Balance Sheets for a plan in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4,481, $3,797, and $0, respectively, as of December 31, 1999; $4,615, $3,911, and $0, respectively, as of October 18, 1999; and $4,191, $3,582, and $0, respectively, as of December 31, 1998.

POSTRETIREMENT HEALTH CARE BENEFITS

Substantially all of CILCO's full-time employees are currently covered by a trusteed, defined benefit postretirement health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

Postretirement health care benefit costs were charged as follows:

                              Oct. 19 to    Jan. 1 to
                               Dec. 31,      Oct. 18,
                                 1999          1999    1998     1997
                                           (In thousands)
Operating expenses               $1,038  | $12,904    $3,904    $3,989
Utility plant and other              63  |     897     1,260     1,825
                                 ------  | -------    ------    ------
  Net postretirement health care         |
    Benefit costs                $1,101  | $13,801    $5,164    $5,814
                                 ======  | =======    ======    ======

The components of net periodic benefit costs follow:

                                      Oct. 19 to  Jan. 1 to
                                       Dec. 31,    Oct. 18,
                                         1999       1999       1998
                                              (In thousands)
Service cost                            $   382   |$ 1,515   $ 1,417
Interest cost                             1,799   |  4,635     5,371
Expected return on plan assets           (1,080)  | (3,409)   (4,388)
Amortization of transition liability         --   |  2,144     2,858
Amortization of past service cost            --   |     --        --
Recognized actuarial gain                    --   |     --       (94)
Loss recognized due to curtailment and            |
  special termination benefits               --   |  8,916        --
                                        -------   |-------   -------
Net benefit cost                        $ 1,101   |$13,801   $ 5,164
                                        =======   |=======   =======

During 1999, CILCO recognized $8.9 million of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                        Oct. 19 to   Jan. 1 to
                                          Dec. 31,    Oct. 18,
                                            1999       1999      1998
                                              (In thousands)
Change in Benefit Obligations                      |
Benefit obligation at beginning of period $     -- |$ 82,316 $ 72,542
Service cost                                   382 |   1,515    1,417
Interest cost                                1,799 |   4,635    5,371
Acquisition                                 98,654 |      --       --
Amendments                                      -- |  11,027       --
Actuarial (gain) loss                       (2,686)|   3,287    7,500
Benefits paid                               (1,670)|  (4,032)  (4,514)
                                          -------- |-------- --------
Benefit obligation at end of period       $ 96,479 |$ 98,748 $ 82,316
                                          ======== |======== ========
Change in Plan Assets                              |
Fair value of assets at begin. of period  $     -- |$ 54,393 $ 52,263
Actual return on assets                      5,242 |     291    5,781
Company contributions                        1,121 |      30      863
Acquisition                                 50,682 |      --       --
Benefits paid                               (1,670)|  (4,032)  (4,514)
                                          -------- |-------- --------
Fair value of assets at end of period     $ 55,375 |$ 50,682 $ 54,393
                                          ======== |======== ========
                                                   |
Funded Status at end of period            $(41,104)|$(48,066)$(27,923)
Unrecognized net transition liability           -- |  28,153   30,297
Unrecognized actuarial (gain) loss          (6,848)|   1,739   (6,777)
Unrecognized prior service cost               --   |      --       --
                                          -------- |-------- --------
Accrued benefit cost                      $(47,952)|$(18,174)$ (4,403)
                                          ======== |======== ========
Assumptions as of end of period                    |
Discount rate                                7.75% |   7.50%    6.75%
Expected return on plan assets               9.00% |   9.00%    8.50%

For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to
5.0 percent for 2006 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                 1-Percentage-Point        1-Percentage-Point
                                     Increase                  Decrease
                               -----------------------    ---------------------
                               Oct. 19 to    Jan. 1 to   Oct. 19 to  Jan. 1 to
                                Dec. 31,      Oct. 18,     Dec.31,    Oct. 18,
                                  1999          1999         1999       1999
Effect on total of service and             |                       |
  interest cost components       $   81    |  $  228      $   (98) |  $  (217)
Effect on postretirement benefit           |                       |
  obligation                     $3,406    |  $4,473      $(3,830) |  $(3,920)

NOTE 4 - SHORT-TERM DEBT

Short-term debt at December 31, 1999, consisted of $45.0 million of Holding Company bank borrowings and $46.9 million of CILCO commercial paper. Short-term debt at December 31, 1998, included $55.6 million of Holding Company bank borrowings and $40.6 million of CILCO commercial paper.

The Holding Company had arrangements for bank lines of credit totaling $60 million at December 31, 1999, of which $45.0 million was used. These lines were maintained by commitment fees of 1/8 of 1% per annum in lieu of balances.

CILCO had arrangements for bank lines of credit totaling
$55 million, all of which were unused at December 31, 1999. These lines of credit were maintained by commitment fees of .05 of 1% per annum for $35 million and .07 of 1% per annum for $20 million in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper.

NOTE 5 - LONG-TERM DEBT

At December 31                              1999            1998
                                               (In thousands)
CILCO first mortgage bonds                            |
   7 1/2% series due 2007                $ 50,000     |   $ 50,000
   8 1/5% series due 2022                  65,000     |     65,000
Medium-term notes                                     |
   6.4% series due 2000                        --     |     30,000
   6.82% series due 2003                   25,350     |     25,350
   6.13% series due 2005                   16,000     |     16,000
   7.8% series due 2023                    10,000     |     10,000
   7.73% series due 2025                   20,000     |     20,000
Pollution control refunding bonds                     |
   6.5% series F due 2010                   5,000     |      5,000
   6.2% series G due 2012                   1,000     |      1,000
   6.5% series E due 2018                  14,200     |     14,200
   5.9% series H due 2023                  32,000     |     32,000
                                         --------     |   --------
                                          238,550     |    268,550
Unamortized premium and discount on                   |
  long-term debt, net                        (616)    |       (666)
                                         --------     |   --------
     Total CILCO                         $237,934     |   $267,884
                                         --------     |   --------
                                                      |
CILCORP Senior Notes 8.7% due 2009        225,000     |         --
CILCORP Senior Bonds 9.375% due 2029      250,000     |         --
CILCORP Inc. Unsecured medium-term                    |
  notes; various maturities in 2001;                  |
  interest rates ranging from 8.52%                   |
  to 9.10%                                 17,500     |     17,500
Other                                          --     |        168
                                         --------     |   --------
    Total long-term debt                 $730,434     |   $285,552
                                         ========     |   ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding regulated utility long-term debt are being amortized over the lives of the respective issues.

Total consolidated maturities of long-term debt (exclusive of "Other") for 2001-2003 are as follows: $17.5 million in 2001, no debt due in 2002, and $25.4 million in 2003. The remaining maturities of long-term debt of $688.2 million, occur in 2004 and beyond.

The 2000 and 1999 maturities of long-term borrowings have been classified as current liabilities.

NOTE 6 - PREFERRED STOCK

PREFERRED STOCK OF SUBSIDIARY

At December 31                              1999             1998
                                               (In thousands)
Preferred stock, cumulative                            |
$100 par value, authorized 1,500,000 shares            |
   Without mandatory redemption                        |
   4.50% series - 111,264 shares           $11,126     |    $11,126
   4.64% series - 79,940 shares              7,994     |      7,994
Class A, no par value, authorized                      |
  3,500,000 shares                                     |
   Flexible auction rate - 250,000                     |
    shares (*)                              25,000     |     25,000
   With mandatory redemption                           |
   5.85% series - 220,000 shares            22,000     |     22,000
                                           -------     |    -------
        Total preferred stock              $66,120     |    $66,120
                                           =======     |    =======

(*) Dividend rates at December 31, 1999, and 1998, were 4.75% and 4.04%, respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1999, is $3.3 million, assuming a continuation of the auction dividend rate at December 31, 1999, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1999, are as follows:

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

PREFERRED STOCK OF HOLDING COMPANY

Per the Articles of Amendment to the Articles of Incorporation of CILCORP Inc., CILCORP Inc. no longer has preferred stock authorized at the Holding Company. None of the previously authorized 4,000,000, no par value, shares had been outstanding.

NOTE 7 - COMMITMENTS & CONTINGENCIES

CILCO's 2000 capital expenditures are estimated to be $53.6 million in connection with which CILCO has normal and customary purchase commitments at December 31, 1999.

CILCO acts as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

The International Brotherhood of Electrical Workers Local 51
(IBEW) ratified its current agreement on October 10, 1997. The contract expires on July 1, 2000. The IBEW represents approximately 374 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with the Company on October 23, 1998. The current contract expires on July 1, 2001. The NCF&O represents approximately 177 CILCO power plant people.

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

In May 1999, a settlement was reached between CILCO and CIPS regarding disputed issues pertaining to these capacity and energy agreements. The settlement amended the previous agreements to provide for 100 MW of capacity and firm energy for the months of June through September for the years 2000 through 2003 and additionally provides for 100 MW of firm energy for the month of January in each of those years. There are no commitments to purchase capacity or energy beyond those dates. The agreements provide specific prices for on-peak and off-peak energy, which eliminates the ambiguity that arose under the old agreements due to the use of pricing queues. Under the settlement, CILCO had no capacity payment obligations to CIPS for February through December 1999, resulting in 1999 capacity reservation savings of approximately $6 million, compared to the previous agreement. The settlement also obligates both parties to withdraw from regulatory action pertaining to related contract issues. On November 12, 1999, the settlement document was filed with the FERC. FERC approval of the settlement was received on February 10, 2000, and CILCO is receiving power from CIPS in accordance with the terms of the agreement.

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental
Matters (regarding former gas manufacturing sites) for a discussion of that item.

NOTE 8 - LEASES

The Company and its subsidiaries lease certain equipment, buildings and other facilities under capital and operating leases. Several of the operating leases provide that the Company pay taxes, maintenance, and other occupancy costs applicable to these premises.

Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 1999, are $12.3 million in total. Payments due during the years ending December 31, 2000, through December 31, 2004, are $4.8 million, $3.1 million, $2.1 million, $1.1 million and $.7 million, respectively.

NOTE 9 - ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas and electricity. CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net gain reflected in operating results from derivative financial instruments for the period January 1, 1999, through October 18, 1999, was $577,600 for natural gas and $287,100 for electricity. The net loss reflected in operating results from derivative financial instruments for the period October 19, 1999, through December 31, 1999, was approximately $8,000 for natural gas and $0 for electricity.

As of December 31, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of .5 Bcf and natural gas sales of 1.0 Bcf for commitments through February 2000. The net deferred loss and carrying amount on these fixed-price derivatives at December 31, 1999, was approximately $134,000. At December 31, 1999, CILCORP had open positions in derivative financial instruments used to hedge natural gas basis of .4 Bcf for commitments through March 2000. The net deferred gain on these basis derivatives at December 31, 1999, was approximately $4,000.

As of December 31, 1999, CILCORP had fixed-price derivative financial instruments representing hedges of electricity purchases of 31,648 megawatts and electricity sales of 83,904 megawatts for commitments through August 2000. The net deferred loss and carrying amount on these fixed-price derivatives at December 31, 1999, was approximately $1.2 million.

NOTE 10 - IMPACT OF ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137).
SFAS 137 amends SFAS 133 to require implementation of SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives (including certain derivative instruments embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. With respect to hybrid instruments, a company may elect to apply SFAS 133, as amended, to (1) all hybrid contracts, (2) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1997, or (3) only those hybrid instruments that were issued, acquired, or substantively modified after December 31, 1998.

The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet, consistent with the current accounting treatment for certain freestanding derivatives. The Company has not yet quantified the other effects on the financial statements of adopting SFAS 133. The final adoption could increase volatility in earnings and other comprehensive income. CILCORP continues to analyze the effects of adoption of the rules promulgated by SFAS 133. The Company is in the process of preparing a comprehensive inventory of all derivatives that will be subject to disclosure under SFAS 133 and developing procedures for the determination and valuation of hedge relationships that may exist, and their effectiveness.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's operating results for the periods indicated. The results of operations for each of the fiscal quarters are not necessarily comparable to, or indicative of, the results of an entire year due to the seasonal nature of the Company's business and other factors.

1999                            Jan. 1     April 1    July 1    Oct. 1  Oct. 19
For the Periods                   to         to         to        to      to
                                March 31   June 30    Sept. 30  Oct.18  Dec. 31
                                             (In thousands)
Revenue                        $168,238   $120,267   $155,531 $ 16,225 $120,589
Income (loss) from continuing
  operations before income
  taxes                          18,656      2,150     (4,604) (14,402)  (1,483)
Income taxes                      6,049      1,066     (2,247)  (3,755)    (951)
Net income (loss) from
  continuing operations          12,607      1,084     (2,357) (10,647)    (532)
Gain (loss) from operations of
  discontinued business,
  net of tax of $45, $(266),
  $(140)                             28       (435)        --       --     (213)

      Net income (loss)        $ 12,635   $    649   $ (2,357)$(10,647)$   (745)

1998
For the Three Months Ended     March 31    June 30  Sept. 30   Dec. 31

Revenue                        $154,314   $121,762   $140,896 $142,196
Income from continuing
  operations before income
  taxes                          17,566     10,254     29,019    1,078
Income taxes                      6,250      2,519     10,982      (52)
Net income (loss) from
  continuing operations          11,316      7,735     18,037    1,130
Loss from operations of
  discontinued business,
  net of tax of $(2,355),
  $(5,512), $(2,354), $(6,057)   (3,622)    (8,423)    (3,620)  (9,360)

Gain (loss) on sale/disposal
  of assets of discontinued
  business, net of tax of
  $5,425, $(3,411)                   --         --      8,252   (5,135)

      Net income (loss)         $ 7,694    $  (688)  $ 22,669 $(13,365)

NOTE 12 - RETAINED EARNINGS

The Bond Indenture for CILCORP's 8.7% (due 2009) and 9.375% (due
2029) senior notes provides that CILCORP may pay dividends or make other distributions on its capital stock only if it has an assigned rating on its long-term secured debt of at least BB+ from Standard & Poor's, at least Baa2 from Moody's and at least BBB from Duff & Phelps. If the assigned ratings are lower, CILCORP must satisfy a leverage ratio and an interest coverage ratio test of .67 to 1 and 2.0 to 1, respectively.

NOTE 13 - LEVERAGED LEASE INVESTMENTS

The Company, through subsidiaries of CILCORP Investment Management Inc. (CIM), is a lessor in eight leveraged lease arrangements under which mining equipment, electric production facilities, warehouses, office buildings, passenger railway equipment and an aircraft are leased to third parties. The economic lives and lease terms vary with the leases. CIM's share of total equipment and facilities cost was approximately $350 million at December 31, 1999, and 1998.

The cost of the equipment and facilities owned by CIM is partially financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of a lessee default, an assignment of rents due under the leases and a security interest in the leased property. Such debt amounted to $227 million at December 31, 1999, and $232 million at December 31, 1998. Leveraged lease residual value assumptions, which are conservative in relation to independently appraised residual values of the lease portfolio, are tested on a periodic basis. (In 1998, CIM decreased the estimated residual value of one of its leases by approximately $6.8 million to reflect current conditions in the secondary market for the asset.)

CIM's net investment in leveraged leases at December 31, 1999, and 1998, is shown below:

                                            1999             1998
                                               (In thousands)
Minimum lease payments receivable         $132,255     |   $142,094
Estimated residual value                    87,557     |     87,557
Less:  Unearned income                      76,115     |     82,674
                                          --------     |   --------
Investment in lease financing receivables  143,697     |    146,977
Less:  Deferred taxes arising from                     |
  leveraged leases                         105,625     |    103,566
                                          --------     |   --------
  Net investment in leveraged leases      $ 38,072     |   $ 43,411
                                          ========     |   ========

NOTE 14 - QST ENTERPRISES DISCONTINUED OPERATIONS

(See Management's Discussion and Analysis of Financial Condition and Results of Operations - QST Enterprises Discontinued
Operations.)

NOTE 15 - CILCORP SHAREHOLDER RETURN INCENTIVE COMPENSATION PLAN

Under the Company's Shareholder Return Incentive Compensation Plan (the Plan), eligible key employees of the Company and its subsidiaries were entitled to receive shares of the Company's common stock based on a performance methodology established and periodically amended by the Compensation Committee of the Company's Board of Directors. During 1997, 350,000 fully-vested performance shares were distributed. Such shares were convertible into common stock with the number of shares received based upon the number of performance shares exercised multiplied by the difference between the average market price of the Company's common stock for the fifteen days prior to exercise and $36, divided by the market price of common stock at the exercise date.

The compensation expense recognized under this Plan, based on the provisions of Statement of Financial Accounting Standards No. 123, (SFAS 123) was $1.8 million in 1997 when the performance shares were distributed. These shares were convertible into common stock at any time until December 31, 1998, (the Performance Period). The fair value of each performance share granted under the Plan was $5.98 - estimated using the Black-Scholes option-pricing model assuming a risk-free interest rate of 5.7%, dividend yield of 5.9%, expected life of one year and volatility of 16.1%.

In 1998, the Performance Period for the originally granted performance shares was extended to December 31, 1999. No additional expense was recorded following this extension, as a revaluation of the fair value of the performance shares per the provisions of SFAS 123 yielded no material valuation difference due to the one-year extension.

To the extent that the market price exceeded $56, the Plan participants were entitled to receive cash in lieu of common stock. Consequently, the Company recognized expense of $1.75 million in the fourth quarter 1998 to reflect a share price approximating $61.

In August 1999, one of the Plan's participants exercised his right to convert his performance shares to common stock and received 15,000 shares of CILCORP common stock representing the difference between $56 and $36 multiplied by 42,000 performance shares divided by $56 per share, and $232,000 in cash, representing the difference between $56 and the market price at the time of exercise.

Pursuant to the terms of the merger agreement, the acquisition of CILCORP Inc. by AES triggered the Company's obligation to compensate the remaining three individuals included under the Plan who had not converted their performance shares into common stock. Consequently, the Company recognized additional compensation expense of $4.9 million in 1999, prior to the acquisition date. These three individuals received or otherwise deferred compensation of $8.9 million in the fourth quarter of 1999 (including amounts expensed by the Company prior to 1999), representing the difference between $65 and $36 multiplied by the remaining 308,000 performance shares.

NOTE 16 - EARNINGS PER SHARE

The AES Corporation (AES) completed the acquisition of CILCORP Inc. and its subsidiaries (the Company) on October 18, 1999. As a wholly-owned subsidiary of AES, the Company will no longer present earnings per share information as part of its financial statement disclosures.

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




                                    P. D. Stinson
                                    President




                                    T. D. Hutchinson
                                    Controller and Chief
                                    Financial Officer

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of Central Illinois Light Company:

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1999, and 1998, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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



                                     ARTHUR ANDERSEN LLP
Chicago, Illinois
January 28, 2000

                 Central Illinois Light Company
                Consolidated Statements of Income

For the Years Ended December 31     1999      1998      1997
                                          (In thousands)
Operating Revenues:
Electric                          $372,714  $360,009  $338,096
Gas                                180,760   172,327   208,758
                                  --------  --------  --------
     Total Operating Revenues      553,474   532,336   546,854
                                  --------  --------  --------
Operating Expenses:
Cost of Fuel                        77,748    94,490    92,230
Cost of Gas                         99,293    93,586   123,531
Purchased Power                     60,251    29,568    22,851
Other Operations and Maintenance   153,885   118,707   109,833
Depreciation and Amortization       66,686    65,273    61,505
Income Taxes                        11,276    25,088    29,317
State and Local Taxes on Revenue    26,930    26,502    22,467
Other Taxes                         13,335    11,407    11,808
                                  --------  --------  --------
     Total Operating Expenses      509,404   464,621   473,542
                                  --------  --------  --------
Operating Income                    44,070    67,715    73,312
                                  --------  --------  --------
Other Income and Deductions:
Cost of Equity Funds Capitalized        --        --        35
CILCO-owned Life Insurance, Net     (1,037)   (1,013)   (1,177)
Other, Net                            (558)      274      (256)
                                  --------  --------  --------
     Total Other Income & (Deds.)   (1,595)     (739)   (1,398)
                                  --------  --------  --------
Income Before Interest Expenses     42,475    66,976    71,914
                                  --------  --------  --------
Interest Expenses:
Interest on Long-term Debt          19,234    19,498    20,024
Cost of Borrowed Funds Capitalized    (158)      (34)      (99)
Other                                4,150     3,277     2,622
                                  --------  --------  --------
     Total Interest Expenses        23,226    22,741    22,547
                                  --------  --------  --------
Net Income Before Extraordinary
  Item & Preferred Dividends        19,249    44,235    49,367
Extraordinary Item                      --        --     4,100
                                  --------  --------  --------
Net Income Before Pref. Dividends   19,249    44,235    53,467

Dividends on Preferred Stock         3,208     3,194     3,216
                                  --------  --------  --------
Net Inc. Available for Common Stk.$ 16,041  $ 41,041  $ 50,251
                                  --------  --------  --------
Other Comprehensive Income             785      (169)     (317)
Comprehensive Income              $ 16,826  $ 40,872  $ 49,934
                                  ========  ========  ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 Central Illinois Light Company
                   Consolidated Balance Sheets
                             Assets
As of December 31                        1999         1998
                                         (In thousands)
Utility Plant, At Original Cost:
  Electric                            $1,263,190   $1,237,885
  Gas                                    431,887      417,585
                                      ----------   ----------
                                       1,695,077    1,655,470
  Less-Accum. Provision for Depr.        870,566      812,630
                                      ----------   ----------
                                         824,511      842,840
Construction Work in Progress             38,068       30,075
Plant Acquisition Adjustments, Net of
  Amortization                                --          505
                                      ----------   ----------
    Total Utility Plant                  862,579      873,420
                                      ----------   ----------
Other Property and Investments:
Cash Surrender Value of Company-owned
  Life Insurance (Net of Related
  Policy Loans of
  $53,558 in 1999 and $48,132 in 1998)     3,106        2,655
Other                                      1,179        1,176
                                      ----------   ----------
    Total Other Property and Invest.       4,285        3,831
                                      ----------   ----------
Current Assets:
Cash and Temporary Cash Investments        8,548        1,362
Receivables, Less Reserves
  of $1,296 and $1,106                    42,410       35,767
Accrued Unbilled Revenue                  35,071       31,315
Fuel, at Average Cost                     14,392       13,431
Materials and Supplies, at Avg. Cost      15,967       15,062
Gas in Underground Storage, at
  Average Cost                            21,196       20,494
Prepaid Taxes                              6,165        2,265
FAC Underrecoveries                       12,024           --
Other                                      8,854        6,626
                                      ----------   ----------
    Total Current Assets                 164,627      126,322
                                      ----------   ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt        2,941        3,261
Unamortized Debt Expense                   1,552        1,852
Prepaid Pension Cost                         259          417
Other                                     20,037       15,325
                                      ----------   ----------
    Total Deferred Debits                 24,789       20,855
                                      ----------   ----------
Total Assets                          $1,056,280   $1,024,428
                                      ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                 Central Illinois Light Company
                   Consolidated Balance Sheets
                 Capitalization and Liabilities
As of December 31                          1999         1998
                                             (In thousands)
Capitalization:
Common Shareholder's Equity:
  Common Stock, No Par Value; Authorized
    20,000,000 Shares; Outstanding
    13,563,871 Shares                     $  185,661   $  185,661
  Additional Paid in Capital                  27,000           --
  Retained Earnings                          121,564      135,315
  Accumulated Other Comprehensive Income         (60)        (845)
                                          ----------   ----------
    Total Common Shareholder's Equity        334,165      320,131

Preferred Stock Without Mandatory
  Redemption                                  44,120       44,120
Preferred Stock With Mandatory Redemption     22,000       22,000
Long-term Debt                               237,934      267,884
                                          ----------   ----------
    Total Capitalization                     638,219      654,135
                                          ----------   ----------
Current Liabilities:
Current Maturities of Long-Term Debt          30,000           --
Notes Payable                                 46,900       40,600
Accounts Payable                              35,859       53,260
Accrued Taxes                                 25,520        7,303
Accrued Interest                               9,485        9,394
PGA Over-Recoveries                              127          304
Level Payment Plan                               956        1,519
Other                                          4,714        5,261
                                          ----------   ----------
    Total Current Liabilities                153,561      117,641
                                          ----------   ----------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes            136,077      141,746
Regulatory Liability                          31,367       46,346
Investment Tax Credits                        17,792       19,450
Capital Lease Obligation                       1,183        1,703
Other                                         78,081       43,407
                                          ----------   ----------
    Total Deferred Liabilities and Credits   264,500      252,652
                                          ----------   ----------
Total Capitalization and Liabilities      $1,056,280   $1,024,428
                                          ==========   ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these balance sheets.

                 Central Illinois Light Company
              Consolidated Statements of Cash Flows
For the Years Ended December 31              1999       1998      1997
                                                  (In thousands)
Cash Flows from Operating Activities:
Net Income Before Extraordinary Item
  And Preferred Dividends                  $ 19,249  $ 44,235  $ 49,367
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization            67,191    65,986    62,217
    Deferred Taxes, Investment Tax
      Credits and Regulatory Liability,
      Net                                   (22,307)   (7,690)   (6,585)
    Decrease(Increase) in Accounts
      Receivable                             (6,643)    8,328      (946)
    (Increase)Decrease in Fuel,
      Materials and Supplies, and Gas
      in Underground Storage                 (2,569)   (5,368)    3,372
    Increase in Unbilled Revenue             (3,756)      (67)     (369)
    Increase(Decrease) in Accounts
      Payable                               (17,400)    8,416    (1,282)
    Increase(Decrease) in Accrued Taxes
      and Interest                           18,308     4,870    (4,947)
    Capital Lease Payments                      645       645       645
    (Increase)Decrease in Other Current
      Assets                                (18,152)   (1,372)    3,331
    Decrease in Other Current Liabilities    (1,288)   (1,627)     (458)
    (Increase)Decrease in Other
      Non-Current Assets                     (1,913)    2,328     6,372
    Increase in Other Non-Current
      Liabilities                            34,403     3,571     1,273
                                           --------  --------  --------
      Net Cash Provided by Operating
        Activities                           65,768   122,255   111,990
                                           --------  --------  --------
Cash Flows from Investing Activities:
  Capital Expenditures                      (55,135)  (67,102)  (55,026)
  Cost of Equity Funds Capitalized               --        --       (35)
  Other                                      (3,081)   (5,817)   (5,950)
                                           --------  --------  --------
      Net Cash Used in Investing
        Activities                          (58,216)  (72,919)  (61,011)
                                           --------  --------  --------
Cash Flows from Financing Activities:
  Common Dividends Paid                     (29,813)  (53,483)  (39,482)
  Preferred Dividends Paid                   (3,208)   (3,194)   (3,216)
  Long-Term Debt Retired                         --   (10,650)  (20,000)
  Payments on Capital Lease Obligation         (645)     (645)     (645)
  Increase(Decrease) in Short-Term
    Borrowing                                 6,300    19,300    11,400
  Additional Paid in Capital                 27,000        --        --
                                           --------  --------  --------
      Net Cash Provided from (Used in)
        Financing Activities                   (366)  (48,672)  (51,943)
                                           --------  --------  --------


                            93

Net Increase(Decrease) in Cash and
  Temporary Cash Investments                  7,186       664      (964)
Cash and Temporary Cash Investments at
  Beginning of Year                           1,362       698     1,662
                                           --------  --------  --------
Cash and Temporary Cash Investments at
  December 31                              $  8,548  $  1,362  $    698
                                           ========  ========  ========

Supplemental Disclosures of Cash Flow
  Information:
Cash Paid During the Period for:
  Interest (Net of Cost of Borrowed
    Funds Capitalized)                     $ 23,870  $ 23,200  $ 24,148

  Income Taxes                             $ 19,308  $ 30,421  $ 37,907

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                 Central Illinois Light Company
               Statements of Segments of Business
                                         1999
                       CILCO       CILCO      CILCO     Total
                      Electric      Gas       Other     CILCO
                                  (In thousands)
Revenues               $372,714   $180,760   $ 5,399 $  558,873
Interest Income              --         --       225        225
                       --------   --------   ------- ----------
     Total              372,714    180,760     5,624    559,098
                       --------   --------   ------- ----------
Operating Expenses      278,497    152,945     8,578    440,020
Depreciation and
  Amortization           47,070     19,616       505     67,191
                       --------   --------   ------- ----------
     Total              325,567    172,561     9,083    507,211
                       --------   --------   ------- ----------
Interest Expense         16,743      6,641        --     23,384
Preferred Stock Div.         --         --     3,208      3,208
Fixed Charges and Other
  Expenses                 (157)        (1)    1,037        879
                       --------   --------   ------- ----------
     Total               16,586      6,640     4,245     27,471
                       --------   --------   ------- ----------
Income from Continuing
  Operations Before
  Income Taxes           30,561      1,559    (7,704)    24,416

Income Taxes             10,440        836    (2,901)     8,375
                       --------   --------   ------- ----------
Segment Net Income     $ 20,121   $    723   $(4,803)$   16,041
                       ========   ========   ======= ==========

Capital Expenditures   $ 38,985   $ 16,150   $    -- $   55,135

Revenue from major
  customer
  Caterpillar Inc.     $ 38,758   $  1,119   $   513 $   40,390

Segment Assets         $759,399   $291,833   $ 5,048 $1,056,280

                                        1998
                        CILCO      CILCO     CILCO      Total
                       Electric     Gas      Other      CILCO
                                    (In thousands)
Revenues               $360,009   $172,327  $  1,864 $  534,200
Interest Income              --         --       251        251
                       --------   --------  -------- ----------
     Total              360,009    172,327     2,115    534,451
                       --------   --------  -------- ----------
Operating Expenses      235,801    138,459     3,744    378,004
Depreciation and
  Amortization           46,017     19,256       713     65,986
                       --------   --------  -------- ----------
     Total              281,818    157,715     4,457    443,990
                       --------   --------  -------- ----------
Interest Expense         16,261      6,514        --     22,775
Preferred Stock Div.         --         --     3,194      3,194
Fixed Charges and Other
  Expenses                  (34)        --     1,013        979
                       --------   --------  -------- ----------
     Total               16,227      6,514     4,207     26,948
                       --------   --------  -------- ----------
Income from Continuing
  Operations Before
  Income Taxes           61,964      8,098    (6,549)    63,513

Income Taxes             21,645      3,443    (2,616)    22,472
                       --------   --------  -------- ----------
Segment Net Income     $ 40,319   $  4,655  $ (3,933)$   41,041
                       ========   ========  ======== ==========

Capital Expenditures   $ 44,213   $ 22,889  $     -- $   67,102

Revenue from major
  customer
  Caterpillar Inc.     $ 39,354   $    948  $     88 $   40,390

Segment Assets         $735,436   $283,920  $  5,072 $1,024,428

                                       1997
                        CILCO      CILCO     CILCO     Total
                       Electric     Gas      Other     CILCO
                                    (In thousands)
Revenues               $338,096   $208,758  $    272 $  547,126
Interest Income              --         --       266        266
                       --------   --------  -------- ----------
     Total              338,096    208,758       538    547,392
                       --------   --------  -------- ----------
Operating Expenses      217,700    165,020     3,130    385,850
Depreciation and
  Amortization           43,858     17,647       713     62,218
                       --------   --------  -------- ----------
     Total              261,558    182,667     3,843    448,068
                       --------   --------  -------- ----------
Interest Expense         16,192      6,454        --     22,646
Preferred Stock Div.         --         --     3,216      3,216
Fixed Charges and Other
  Expenses                 (134)        --     1,177      1,043
                       --------   --------  -------- ----------
     Total               16,058      6,454     4,393     26,905
                       --------   --------  -------- ----------
Income from Continuing
  Operations Before
  Income Taxes           60,480     19,637    (7,698)    72,419

Income Taxes             21,901      7,416    (3,049)    26,268
                       --------   --------  -------- ----------
Income from Continuing
  Operations before
  Extraordinary Item     38,579     12,221    (4,649)    46,151
Extraordinary Item        4,100         --        --      4,100
                       --------   --------  -------- ----------
Segment Net Income     $ 42,679   $ 12,221  $ (4,649)$   50,251
                       ========   ========  ======== ==========

Capital Expenditures   $ 35,196   $ 19,830  $     -- $   55,026

Revenue from major
  customer
  Caterpillar Inc.     $ 40,106   $    934  $     -- $   41,040

Segment Assets         $725,725   $291,291  $  5,639 $1,022,655

                 Central Illinois Light Company
          Consolidated Statements of Retained Earnings

For the Years Ended December 31         1999      1998      1997
                                            (In thousands)
Balance Beginning of Year              $134,470  $147,081  $136,629
Add:
Other                                        20        --        --
Net Income Before Preferred Dividends    19,249    44,235    53,467
                                       --------  --------  --------
          Total                         153,739   191,316   190,096
                                       --------  --------  --------
Deduct:
Cash Dividends Declared
  Preferred Stock
    $100 Par Value
      4 1/2% Series                         501       501       501
      4.64% Series                          371       371       371
      5.85% Series                        1,287     1,287     1,287
    Auction Rate Series (rate at
      December 31, 1999 was 4.75%)        1,049     1,035     1,057
  Common Stock, No Par Value             29,812    53,483    39,482
                                       --------  --------  --------
          Total Dividends Declared       33,020    56,677    42,698
                                       --------  --------  --------
  Additional Minimum Liability for
    Non-Qualified Pension Plan at
    December 31, 1999, 1998, and 1997
    net of taxes of $516, $(111) and
    $(208), respectively                   (785)      169       317
                                       --------  --------  --------
                                         32,235    56,846    43,015
                                       --------  --------  --------
Balance End of Year                    $121,504  $134,470  $147,081
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

CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71) for certain of its regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

The Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective in Illinois in December 1997. Among other provisions, this law begins a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier (see Item 1. Business - Competition).

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

Due to the Customer Choice Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71. Accordingly, regulatory assets of $1.5 million and liabilities of $5.6 million associated with electric generating plant were written-off or credited, respectively, to income in 1997 as a net $4.1 million after-tax extraordinary item. Regulatory assets included on the Consolidated Balance Sheets at December 31, 1999, and 1998 are as follows:

                                               1999         1998
                                                (In thousands)
Included in prepayments and other:
  Fuel and gas cost adjustments               $15,614      $ 4,740
  Coal tar remediation cost-estimated current     720          609
                                              -------      -------
     Current costs included in prepayments and
       other                                   16,334        5,349
                                              -------      -------
Included in other assets:
  Coal tar remediation cost, net of recoveries    674        1,281
  Regulatory tax asset                          7,334        5,723
  Deferred gas costs                            4,368        4,039
  Unamortized loss on reacquired debt           2,941        3,261
                                              -------      -------
     Future costs included in other assets     15,317       14,304
                                              -------      -------
          Total regulatory assets             $31,651      $19,653
                                              =======      =======

Regulatory assets at December 31, 1999, are related to CILCO's regulated electric and gas distribution activities. Regulatory liabilities, consisting of deferred tax items primarily related to CILCO's electric and gas transmission and distribution operations, are approximately $31.4 million and $46.3 million at December 31, 1999, and 1998, respectively.

CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 1999, and 1998 were:

                                         1999         1998
                                           (In thousands)
Property, Plant and Equipment          $ 538,316    $ 537,358
Less:  Accumulated Depreciation         (284,201)    (266,461)
                                       ---------    ---------
                                         254,115      270,897
Construction Work in Progress              9,215        3,268
                                       ---------    ---------
  Net Property, Plant and Equipment      263,330      274,165
Fuel, at Average Cost                     14,392       13,431
Materials and Supplies, at Average Cost    9,901        9,189
                                       ---------    ---------
Total Identifiable Electric Generation
  Assets                               $ 287,623    $ 296,785
                                       =========    =========

Accumulated deferred income taxes associated with electric generation property at December 31, 1999, and 1998 were approximately $61 million and $72 million, respectively.

UTILITY OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year end. Substantially all electric energy rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the Balance Sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers. For further discussion, refer to the caption, "Electric Fuel and Purchased Gas Adjustment Clauses" of Item 1. Business.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 1999, CILCO had net receivables of $42.4 million, of which approximately $1.2 million was due from its major customer.

TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. Also, beginning in 1997, CILCO sold natural gas to its affiliate CESI, in conjunction with CESI's gas marketing program. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs, except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations. A return on CILCO assets used by CILCORP and its other subsidiaries is also calculated and billed monthly. Total billings to CILCORP and its other subsidiaries amounted to $14.0 million, $11.6 million, and $7.5 million in 1999, 1998, and 1997, respectively.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 1999, 1998, and 1997 were 5.9%, 5.9%, and 7.2%, respectively.

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

INCOME TAXES

CILCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries will file a consolidated federal income tax return with AES. Income taxes are allocated to the individual companies based on their respective taxable income or loss.

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

CILCO-OWNED LIFE INSURANCE POLICIES

The following amounts related to CILCO-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                         1999        1998
                                          (In thousands)
Cash surrender value of contracts      $ 56,664     $ 50,786
Borrowings against contracts            (53,558)     (48,132)
                                       --------     --------
  Net investment                       $  3,106     $  2,654
                                       ========     ========

Interest expense related to borrowings against CILCO-owned life insurance, included in CILCO-owned Life Insurance, Net on the Consolidated Statements of Income, was $4 million, $3.6 million, and $3.5 million for 1999, 1998, and 1997, respectively.

NOTE 2 - INCOME TAXES

CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of AFUDC and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 1999, 1998, and 1997 were as follows:

December 31                              1999      1998     1997
                                             (In thousands)
Deferred Tax Assets:
Deferred Tax Asset                     $ 26,036  $ 20,307  $ 16,752
Adjustment to reflect regulatory asset   (7,334)   (5,723)   (7,578)
                                       --------  --------  --------
Net deferred tax asset                 $ 18,702  $ 14,584  $  9,174
                                       ========  ========  ========

Deferred Tax Liabilities:
Deferred Tax Liability-property        $194,267  $201,872  $205,777
Adjustment to reflect regulatory
  liability                             (31,367)  (46,346)  (56,807)
                                       --------  --------  --------
Net Deferred Tax Liability-property     162,900   155,526   148,970
Deferred Tax Liability-other             (8,121)      804      (522)
                                       --------  --------  --------
Accumulated Deferred Income Tax
  Liability                            $154,779  $156,330  $148,448
                                       ========  ========  ========
Accumulated Deferred Income Tax
  Liab., net of deferred tax assets    $136,077  $141,746  $139,274
                                       ========  ========  ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

December 31                                        1999          1998
                                                     (In thousands)
Net change in deferred income tax liability
  per above table                               $ (5,669)     $  2,472
Change in tax effects of income tax related
  regulatory assets and liabilities              (16,590)       (8,606)
Deferred taxes related to extraordinary item          --            --
Other                                               (516)          111
                                                --------      --------
Deferred income tax expense (benefit) for
  the period                                    $(22,775)     $ (6,023)
                                                ========      ========

Income tax expenses were as follows:

Years Ended December 31              1999      1998      1997
                                         (In thousands)
Current income taxes
Federal                           $ 29,615   $26,278   $29,244
State                                5,805     6,260     6,350
                                  --------   -------   -------
  Total operating current taxes     35,420    32,538    35,594
                                  --------   -------   -------
Deferred oper. income taxes, net
Depreciation and amortization       (1,089)     (955)   (6,080)
Repair allowance                    (1,121)      158     1,384
Borrowed component of AFUDC             (3)       37        80
Capitalized overhead costs            (789)     (783)     (807)
Removal costs                       (6,444)   (3,189)    2,515
Gas take-or-pay settlements             40       522      (339)
Gas storage field                    1,996    (1,681)     (191)
Taxable salvage                        394       599       220
Environmental remediation costs        317        55        46
Pension expense                     (9,925)      869    (1,798)
Other                               (5,862)   (1,415)      377
                                  --------   -------   -------
  Total operating deferred income
  taxes, net                       (22,486)   (5,783)   (4,593)
Investment tax credit amortization  (1,658)   (1,667)   (1,684)
                                  --------   -------   -------
Total operating income taxes        11,276    25,088    29,317
Income tax reduction for
  disallowed plant costs               123       133       144
Other, net                          (3,023)   (2,749)   (3,192)
                                  --------   -------   -------
Total income taxes before
  extraordinary item                 8,376    22,472    26,269
Deferred taxes related to
  extraordinary item                    --        --    (5,634)
                                  --------   -------   -------
Total income taxes                $  8,376   $22,472   $20,635
                                  ========   =======   =======

The 1997 income tax provision has been reduced to reflect the crediting to income as an extraordinary item the regulatory liability related to electric generation property deferred taxes which were recorded at tax rates in excess of the current rate (see Note 1).

Total operating deferred income taxes, net, includes deferred state income taxes of $(3,162,000), $(848,000), and $(65,000) for
1999, 1998, and 1997, respectively. Other, net, includes deferred state income taxes of $(52,000), $(43,000), and $(18,000) for 1999, 1998, and 1997, respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate:

                                           1999      1998      1997
Statutory federal income tax rate          35.0%     35.0%     35.0%
                                           ====      ====      ====
Equity component of AFUDC not subject to
  taxation                                   --        --        --
Amortization of property-related deferred
  taxes provided at tax rates in excess of
  the current rate                          2.8      (2.7)     (1.4)
Amortization of investment tax credit      (6.8)     (2.6)     (2.4)
CILCO-owned life insurance                 (4.4)     (1.4)     (1.1)
State income taxes                          0.7       5.2       5.0
Preferred dividends and other permanent
  differences                               6.0       2.1       2.1
Other differences                           1.0      (0.1)     (0.2)
                                           ----      ----      ----
  Total                                    (0.7)      0.5       2.0
                                           ----      ----      ----
Effective income tax rate before effect of
  extraordinary item                       34.3      35.5      37.0
Tax effect of extraordinary item             --        --      (7.9)
                                           ----      ----      ----
Effective income tax rate                  34.3%     35.5%     29.1%
                                           ====      ====      ====

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.3 million and $1.5 million at December 31, 1999, and 1998, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.

PENSION BENEFITS

Substantially all of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:

                                     1999     1998        1997
                                          (In thousands)
Operating expenses                 $25,544    $(893)      $493
Utility plant and other                 --        6        125
                                   -------    -----       ----
  Net pension costs (income)       $25,544    $(887)      $618
                                   =======    =====       ====

The components of net periodic benefit costs follow:

                                          1999         1998
                                           (In thousands)
Service cost                            $  4,721     $  5,410
Interest cost                             19,797       19,024
Expected return on plan assets           (26,982)     (25,304)
Amortization of transition asset            (888)        (888)
Amortization of past service cost          1,049        1,068
Recognized actuarial gain                   (791)        (197)
Loss recognized due to curtailment and
  special termination benefits            28,638           --
                                        --------     --------
Net benefit cost (income)               $ 25,544     $   (887)
                                        ========     ========

During 1999, CILCO recognized $28.6 million of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                         1999         1998
                                           (In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,       $ 285,646     $254,929
Service cost                               4,721        5,410
Interest cost                             19,797       19,024
Amendments                                31,774           --
Actuarial (gain) loss                    (39,647)      22,521
Benefits paid                            (21,138)     (16,238)
                                       ---------     --------
Benefit obligation at December 31,     $ 281,153     $285,646
                                       =========     ========
Change in Plan Assets
Fair value of assets at January 1,     $ 309,483     $289,091
Actual return on assets                   57,943       36,467
Company contributions                        227          163
Benefits paid                            (21,138)     (16,238)
                                       ---------     --------
Fair value of assets at December 31,   $ 346,515     $309,483
                                       =========     ========

Funded Status at December 31,          $  65,362     $ 23,837
Unrecognized net transition asset         (3,123)      (4,011)
Unrecognized actuarial gain             (106,991)     (35,875)
Unrecognized prior service cost            6,295        6,365
                                       ---------     --------
Net amount recognized                  $ (38,457)    $ (9,684)
                                       =========     ========

Amounts recognized in the statement of financial position consist of:

Accrued benefit liability              $ (38,813)    $(11,500)
Intangible asset                             257          415
Accumulated other comprehensive income        99        1,401
                                       ---------     --------
Net amount recognized                  $ (38,457)    $ (9,684)
                                       =========     ========
Assumptions as of December 31,
Discount rate                              7.75%        6.75%
Expected return on plan assets             9.00%        9.00%
Rate of compensation increase              3.50%        3.50%

At December 31, 1999, and 1998, CILCO recognized an additional minimum liability on the Balance Sheets for a plan in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $4,481, $3,797, and $0, respectively, as of December 31, 1999, and $4,191, $3,582, and $0, respectively, as of
December 31, 1998.

POSTRETIREMENT HEALTH CARE BENEFITS

Substantially all of CILCO's full-time employees are currently covered by a trusteed, defined benefit postretirement health care plan. The plan pays stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Participants become eligible for the benefits if they retire from CILCO after reaching age 55 with 10 or more years of service.

Postretirement health care benefit costs were charged as follows:

                                    1999       1998      1997
                                        (In thousands)
Operating expenses                 $14,656    $3,904    $3,989
Utility plant and other                960     1,260     1,825
                                   -------    ------    ------
  Net postretirement health care
    benefit costs                  $15,616    $5,164    $5,814
                                   =======    ======    ======

The components of net periodic benefit costs follow:

                                           1999        1998
                                            (In thousands)
Service cost                             $ 1,896      $ 1,417
Interest cost                              6,434        5,371
Expected return on plan assets            (4,488)      (4,388)
Amortization of transition liability       2,858        2,858
Amortization of past service cost             --           --
Recognized actuarial gain                     --          (94)
Loss recognized due to curtailment and
  special termination benefits             8,916           --
                                         -------      -------
Net benefit cost                         $15,616      $ 5,164
                                         =======      =======

During 1999, CILCO recognized $8.9 million of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                           1999        1998
                                            (In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,        $ 82,316     $ 72,542
Service cost                               1,896        1,417
Interest cost                              6,434        5,371
Amendments                                11,027           --
Actuarial loss                               508        7,500
Benefits paid                             (5,702)      (4,514)
                                        --------     --------
Benefit obligation at December 31,      $ 96,479     $ 82,316
                                        ========     ========
Change in Plan Assets
Fair value of assets at January 1,      $ 54,393     $ 52,263
Actual return on assets                    5,533        5,781
Company contributions                      1,151          863
Benefits paid                             (5,702)      (4,514)
                                        --------     --------
Fair value of assets at December 31,    $ 55,375     $ 54,393
                                        ========     ========

Funded Status at December 31,           $(41,104)    $(27,923)
Unrecognized net transition liability     27,439       30,297
Unrecognized actuarial gain               (5,203)      (6,777)
Unrecognized prior service cost               --           --
                                        --------     --------
Accrued benefit cost                    $(18,868)    $ (4,403)
                                        ========     ========
Assumptions as of December 31,
Discount rate                              7.75%        6.75%
Expected return on plan assets             9.00%        8.50%

For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to
5.0 percent for 2006 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                              1-Percentage-       1-Percentage-
                              Point Increase      Point Decrease
                              --------------      --------------
Effect on total of service and
  interest cost components        $  309             $  (377)
Effect on postretirement benefit
  obligation                      $3,406             $(3,830)

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling
$55 million at December 31, 1999, all of which were unused. These lines of credit were maintained by commitment fees of .05 of 1% per annum for $35 million and .07 of 1% per annum for $20 million in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $46.9 million and $40.6 million at December 31, 1999, and 1998, respectively.

NOTE 5 - LONG-TERM DEBT

At December 31                            1999         1998
                                            (In thousands)
First Mortgage Bonds
  7 1/2% series due 2007               $ 50,000     $ 50,000
  8 1/5% series due 2022                 65,000       65,000
Medium-Term Notes
  6.4% series due 2000                       --       30,000
  6.82% series due 2003                  25,350       25,350
  6.13% series due 2005                  16,000       16,000
  7.8% series due 2023                   10,000       10,000
  7.73% series due 2025                  20,000       20,000
Pollution Control Refunding Bonds
  6.5% series F due 2010                  5,000        5,000
  6.2% series G due 2012                  1,000        1,000
  6.5% series E due 2018                 14,200       14,200
  5.9% series H due 2023                 32,000       32,000
                                       --------     --------
                                        238,550      268,550
Unamortized premium and discount on
  long-term debt, net                      (616)        (666)
                                       --------     --------
     Total CILCO long-term debt        $237,934     $267,884
                                       ========     ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt are $25.4 million for 2003 and $16 million for 2005. There are no scheduled maturities of long-term debt for 2001 or 2002. The remaining maturities of long-term debt of $197.2 million occur in 2007 and beyond.

NOTE 6 - PREFERRED STOCK

At December 31                                 1999         1998
                                                 (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
  Without mandatory redemption 4.50% series
    - 111,264 shares                          $11,126      $11,126
  4.64% series - 79,940 shares                  7,994        7,994
Class A, no par value, authorized 3,500,000
  shares
  Flexible auction rate - 250,000 shares (*)   25,000       25,000
  With mandatory redemption 5.85% series
    - 220,000 shares                           22,000       22,000
                                              -------      -------
        Total preferred stock                 $66,120      $66,120
                                              =======      =======

(*) Dividend rates at December 31, 1999, and 1998, were 4.75% and 4.04%, respectively.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 1999, is $3.3 million, assuming a continuation of the auction dividend rate at December 31, 1999, for the flexible auction rate series.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 1999, are as follows:

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

NOTE 7 - COMMITMENTS & CONTINGENCIES

For a discussion of CILCO commitments and contingencies, refer to
Note 7 of the CILCORP Inc. Notes to the Consolidated Financial
Statements contained herein.

NOTE 8 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 1999, are $11.5 million in total. Payments due during the years ending December 31, 2000, through December 31, 2004, are $4.4 million, $2.7 million, $2.1 million, $1.1 million and $.7 million, respectively.

NOTE 9 - ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

CILCO utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas and electricity. CILCO is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCO may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net loss reflected in operating results from derivative financial instruments was $264,800 for gas and a gain of $287,100 for electric for the year 1999. As of December 31, 1999, CILCO had fixed-price derivative financial instruments representing hedges of natural gas purchases of .5 Bcf and natural gas sales of .3 Bcf for commitments through February 2000. The net deferred loss and carrying amount on these fixed-price derivatives at December 31, 1999, was $160,400. At December 31, 1999, CILCO had open positions in derivative financial instruments used to hedge natural gas basis of .2 Bcf for commitments through February 2000. The net deferred gain on these basis derivatives at December 31, 1999, was approximately $4,000.

As of December 31, 1999, CILCO had fixed-price derivative financial instruments representing hedges of electricity purchases of 31,648 megawatts and electricity sales of 83,904 megawatts for commitments through August 2000. The net deferred loss and carrying amount on these fixed-price derivatives at December 31, 1999, was approximately $1.2 million.

NOTE 10 - IMPACT OF ACCOUNTING STANDARDS

For a discussion of New Accounting Pronouncements which may impact CILCO, refer to Note 10 of the CILCORP Inc. Notes to the Consolidated Financial Statements contained herein.

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

For the Three Months Ended
                       March 31   June 30   Sept. 30   Dec. 31
                                   (In thousands)
1999
Operating revenue      $157,759   $113,613  $151,545  $130,557
Operating income         18,784      9,768     6,063     9,455
Net income               12,507      3,683      (339)    3,398

1998
Operating revenue      $149,080   $116,614  $136,506  $130,136
Operating income         18,324     14,593    24,815     9,983
Net income               12,316      8,929    19,064     3,926


NOTE 12 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 1999, was $6.7 million.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

                             CILCORP
Not applicable.
                              CILCO

Not applicable.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

                             CILCORP

CILCORP Directors

Mark A. Ferrucci
Director of CILCORP since 1999

Mr. Ferrucci is 47 years old and graduated from Delaware Technical and Community College in 1973 with a major in Accounting. He is employed by The Corporation Trust Company in Wilmington, Delaware, where he prepares and files charter documents for corporations in the State of Delaware and throughout the United States. Mr. Ferrucci is also responsible for maintaining the good standing of corporations, including preparing and filing their annual reports and franchise tax returns as well as other corporate functions. Mr. Ferrucci has been with the Corporation Trust Company since 1977. CILCORP's bylaws require that one of its directors be independent and not be affiliated with The AES Corporation. The AES Corporation has an agreement with The Corporation Trust Company to provide such an independent director, and Mr. Ferrucci provides CILCORP its independent director. Mr. Ferrucci also is a director of other publicly traded companies, including public utilities.


Paul D. Stinson
Director of CILCORP since 1999

Mr. Stinson is 43 years old and received a B.S. degree in Chemical Engineering from Texas A&M University in 1979. He joined The AES Corporation in 1986. In 1993, Mr. Stinson became plant manager of the 700 megawatt Medway Power Station in England. In 1997, he became manager of AES's Silk Road Group where he was responsible for business development and operations in the countries of the former Soviet Union. In April 1999, Mr. Stinson became manager of the new AES Great Plains Group formed in the Central United States. Also in 1999, Mr. Stinson assumed the responsibilities of president and director of both CILCORP and CILCO.


Thomas A. Tribone
Director of CILCORP since 1999

Mr. Tribone is 47 years old and is currently executive vice president of The AES Corporation, which is CILCORP's parent company. Prior to his election as executive vice president in 1998, he had been senior vice president of AES since 1990. Mr. Tribone leads AES Americas, a group responsible for power marketing, project development, construction and plant operations in the northern portions of South America including much of Brazil. From 1987 to 1990 he served as vice president for project development, and from 1985 to 1987 he served as project director of AES Shady Point.

CILCORP Officers

The information required by Item 10 relating to CILCORP officers is set forth in Item 4, Executive Officers of CILCORP, in this 10-K.

                              CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 2000 Annual Meeting of Stockholders, to be filed soon with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

Item 11.  Executive Compensation

                             CILCORP
                     Executive Compensation

The following table sets forth the annual and long-term compensation earned for the years 1999, 1998 and 1997 for the former Chairman and Chief Executive Officer, the current President, two highly compensated executive officers and two former executive officers of the Company:

                   SUMMARY COMPENSATION TABLE

                         Annual Compensation       Long Term Compensation

                                               Other  Securities          All
                                              Annual  Underlying  LTIP   Other
Name and                                       Comp.   Options   Payouts  Comp.
Principal Position  Year  Salary($)  Bonus($)   ($)     (#)(1)   ($)(2)  ($)(3)
------------------  ----  ---------  --------   ---     -----    ------  ------
Paul D. Stinson (4) 1999   185,000   175,000  71,892    7,369       --    15,966
President           1998        --        --      --       --       --        --
                    1997        --        --      --       --       --        --

Scott A. Cisel (5)  1999   135,954    53,394      --    1,318       --    55,736
Vice President      1998   133,000    65,208      --       --       --     5,749
                    1997   131,375        --      --       --   92,513     5,491

Robert J. Sprowls   1999   150,997    57,661      --    1,867       --    57,625
Vice President (6)  1998   150,177   100,000      --       --       --     8,985
                    1997   135,916    65,000      --       --   61,428     8,369

Robert O. Viets (7) 1999   491,460    84,795      --       --       -- 6,097,871
Former Chairman,    1998   432,292        --      --       --  251,345    42,334
President and Chief 1997   406,423        --      --       --   61,272    37,817
Executive Officer

William M. Shay (8) 1999   215,867    42,488      --       --       -- 1,745,957
Former Senior Vice  1998   217,458        --      --       --  203,651    29,856
President           1997   207,737        --      --       --   66,497    26,844

James F. Vergon (9) 1999   212,387    42,488      --       --       -- 1,731,456
Former Senior Vice  1998   210,002        --      --       --  197,664    18,506
President           1997   207,738        --      --       --   65,616    16,831


(1) The number of options shown as compensation as of December 31, 1999, were for services rendered for 1999. Stock options were awarded in November of 1999 to Mr. Cisel and Mr. Sprowls, and stock options were awarded to Messrs. Stinson, Cisel and Sprowls by the Compensation Committee of the AES Board of Directors in February of 2000.

(2) LTIP payments reported previously include payments made to Messrs. Cisel, Sprowls, Viets, Shay and Vergon pursuant to CILCORP Inc.'s EVAr-Based Incentive Compensation Plan. For Messrs. Cisel and Sprowls, the Plan was terminated in 1997. For Messrs. Viets, Shay and Vergon, the Plan was terminated in 1998.

(3) For Mr. Stinson, this column reports contributions to The AES Corporation's Profit-Sharing and Stock Ownership Plan and the Employee Stock Ownership Plan of AES and allocations to AES's Supplemental Retirement Plan. Specifically, for Mr. Stinson in 1999, the amount contributed to the AES Profit-Sharing and Stock Ownership Plan and Employee Stock Ownership Plan was $8,782, and the amount allocated to the Supplemental
   Retirement Plan was $7,184.  For Messrs. Viets, Cisel,
   Sprowls, Shay and Vergon, amounts shown in this column represent employer contributions to the CILCO Employees' Savings Plan and earnings on deferred compensation. For the CILCO Employees' Savings Plan, the amounts contributed in 1999 were as follows: Mr. Viets $4,800; Mr. Shay $4,800; Mr. Vergon $4,800; Mr. Sprowls $4,321; and Mr. Cisel $4,300. For Messrs. Viets, Shay and Vergon, this column also includes compensation paid or entitled to be received in 1999 from the CILCORP Shareholder Return Incentive Compensation Plan. The Plan was terminated in 1999 and all compensation from the Plan was paid pursuant to the merger agreement among The AES Corporation, CILCORP and Midwest Energy Inc. as follows: Mr. Viets $5,510,000; Mr. Shay $1,711,000; and Mr. Vergon
   $1,711,000.  For Mr. Viets, this column also includes
   $536,250 paid in 1999 upon liquidation of his account under the Company's deferred compensation stock plans. For Messrs. Cisel and Sprowls, this column also includes a $50,000 payment in 1999 which was made pursuant to the merger among AES, CILCORP and Midwest Energy Inc.

(4) Mr. Stinson is a vice president of The AES Corporation, which owns all the outstanding common stock of CILCORP Inc. CILCORP owns all the common stock of Central Illinois Light Company. Mr. Stinson is president of both CILCO and CILCORP. In that Mr. Stinson also provides services to The AES Corporation, his salary is allocated among CILCO, CILCORP and AES. Mr. Stinson's salary is determined by The AES Corporation.

(5) Mr. Cisel is a vice president of CILCORP and a vice president of CILCO. Mr. Cisel's compensation is determined by CILCO except for Securities Underlying the Options, which is determined by The AES Corporation.

(6) Mr. Sprowls is a vice president of CILCORP and is also a vice president of CILCO. Mr. Sprowls' compensation is determined by CILCO except for Securities Underlying the Options, which is determined by The AES Corporation.

(7) Mr. Viets' compensation related to his position as president and chief executive officer of CILCORP. He was also chairman, president and chief executive officer of CILCO until his resignation on October 18, 1999, the effective date of the merger among The AES Corporation, CILCORP Inc. and Midwest Energy Inc. Mr. Viets retired from CILCO on November 30, 1999.

(8) Mr. Shay served as senior vice president of CILCO until his resignation on October 18, 1999, the effective date of the merger among The AES Corporation, CILCORP Inc. and Midwest Energy Inc. Mr. Shay left the employment of CILCO on October 31, 1999.

(9) Mr. Vergon served as senior vice president of CILCO until his resignation on October 18, 1999, the effective date of the merger among The AES Corporation, CILCORP Inc. and Midwest Energy Inc. Mr. Vergon retired from CILCO on October 31, 1999.

Option Grants in Last Fiscal Year

The following table provides information on options granted for 1999 to the named executive officers.

                             % of Total
                   Number of   Options
                  Securities  Granted
                  Underlying  to all AES  Exercise
                   Options     People     or Base            Grant Date
Name and           Granted    for Fiscal  Price  Expiration Present Value
Principal Position (#) (1)      Year      ($/Sh)   Date      ($) (2)
------------------ -------      ----       ----    ----      -------
Paul D. Stinson      7,369       .29%     72.63   02/04/10   350,027

Scott A. Cisel         560       .03%     57.94   11/30/09    21,706
                       758       .03%     72.63   02/04/10    36,005

Robert J. Sprowls      642       .03%     57.94   11/30/09    24,884
                     1,225       .05%     72.63   02/04/10    58,188

(1)   All  options are for shares of Common Stock of The AES
  Corporation. Options granted for services performed in 1999 were granted at the fair market value on the date of grant, and vest at the rate of 50% per year through December 2001.

(2) The Black-Scholes stock option pricing model was used to value the stock options on the grant dates (February 4, 2000 and November 30, 1999). AES's assumptions under this model include an expected volatility of 46.76%, a 6.63% risk free rate of return, no dividends, and a vesting adjustment of 4.5%. The options have 10 year terms and vest at 50% per year. No adjustments were made for non-transferability or risk of forfeiture.

  The use of such amounts and assumptions are not intended to forecast any possible future appreciation of AES's stock price or dividend policy.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal
  Year-End Option Value

The following table provides information on option exercises in 1999 by the named executive officers and the value of such officers' unexercised options at December 31, 1999.

                                          Number of      Dollar
                                          Securities     Value of
                                          Underlying     Unexercised
                                          Unexercised    In-the-Money
                   Number of              Options at     Options at
                    Shares     Dollar     FY-End         FY-End
                  Acquired on  Value      Exercisable/   Exercisable/
                   Exercise  Realized (1) Unexercisable  Unexercisable (2)
                   --------  ------------ -------------  -----------------
Paul D. Stinson     13,814     763,454     93,695/        5,277,382/
                                            11,111           449,996

Scott A. Cisel          --          --          0/                0/
                                               560             9,415

Robert J. Sprowls       --          --          0/                0/
                                               642            10,793

(1) The amounts in this column have been calculated based upon the difference between the fair market value of the securities underlying each stock option on the date of exercise and its exercise price.

(2) The amounts in this column have been calculated based on the difference between the fair market value on December 31, 1999, of $74.75 per share for each security underlying such stock option and the per share exercise price.

Management Continuity Agreements

The Company, with the approval of the Board of Directors, entered into management continuity agreements with Mr. Sprowls and Mr. Cisel. The agreements provide that, in the event of a change in control of CILCORP Inc. (as defined in the agreement) and a subsequent termination of employment within two years of the change in control, CILCORP Inc., or its successor, is obligated to pay termination benefits for a period of up to two years. As a result of the change in control of CILCORP Inc. pertaining to its merger with The AES Corporation on October 18, 1999, the two-year period following said change in control will expire on October 17, 2001. Termination benefits include the continuation of salary, incentive compensation and certain employee benefits. Under the agreement, compensation and benefits are payable for a period not to exceed two years and termination must be involuntary or due to material changes in the terms of employment.

Certain Plans

Benefit Replacement Plan. The Board of Directors has established a Benefit Replacement Plan (the "Benefit Replacement Plan"). The Benefit Replacement Plan provides for payments to participants from the Company's general funds to restore the retirement benefit under the Company's non-contributory Pension Plan for Management, Office and Technical Employees (the "Pension Plan") when such benefit is restricted by (1) the maximum defined benefit limitation of Section 415(b) of the Internal Revenue Code of 1986, as amended (the "Code"), (2) the indexed compensation limitation of Code Section 401(a)(17), and (3) participation in certain of the Company's deferred compensation plans. The Benefit Replacement Plan generally covers all Pension Plan participants affected by these restrictions and provides for payment at the times and in the forms of the Pension Plan.

Pension Plan. Pension benefits are provided through the Pension Plan. Pension benefits are determined using a formula based on years of service and highest average rate of monthly earnings for any sixty consecutive month period. The normal retirement age specified in the Pension Plan is age 65. Retirement between the ages of 55 and 62 results in an appropriate reduction in pension benefits.

The following table shows the aggregate annual benefits payable on a straight life annuity basis upon retirement at normal retirement age under the Pension Plan and under the Benefit Replacement Plan discussed above. The amounts shown are not subject to any deduction for Social Security benefits or other offset amounts other than that for an optional survivorship provision.

                       Pension Plan Table
                        Years of Service

    Remuneration    15 years    20 years     25 years    30 years    35 years
    ------------    --------    --------     --------    --------    --------
      $200,000       42,750      57,000       71,250      85,500      99,750
       225,000       48,096      64,128       80,160      96,192     112,224
       250,000       53,442      71,250       89,064     106,878     124,692
       275,000       58,781      78,375       97,969     117,563     137,156
       300,000       64,128      85,500      106,878     128,250     149,628
       400,000       85,500     114,000      142,500     171,000     199,500
       500,000      106,878     142,500      178,128     213,715     249,378

The sum of annual and long-term compensation shown for the individuals listed in the above Summary Compensation Table is substantially compensation as covered by the Pension Plan and the Benefit Replacement Plan. At January 2000, the credited years of service under the Pension Plan for such individuals are as follows: R. O. Viets - 26 years, R. J. Sprowls - 18 years, S.A. Cisel - 25 years, W.M. Shay - 17 years, J. F. Vergon - 28 years. Mr. Stinson does not participate in the Pension Plan.

Report on Executive Compensation

Compensation Prior to the Merger. Prior to the closure of the merger, the compensation of the Company's chief executive officer was determined by the Board of Directors of CILCORP Inc. The compensation of all other executive officers of the Company was determined by CILCO's Board of Directors. The compensation policies with respect to the executive officers were as follows:

    1. Compensation levels should be established which are internally fair and equitable, bearing in mind (a) past practices, patterns and relationships, and (b) the relationship between officer level compensation and the compensation provided for top level managers throughout the Company.

    2. Compensation should be comparable and reasonable in relation to similar positions in other utility companies of like size, structure and characteristics.

    3. Compensation of the executive officers should be directly related to the economic value created for shareholders.

    4. A compensation program should be designed to attract and retain superior management.

Pre-Merger Compensation. Robert O. Viets served as president and chief executive officer of CILCORP Inc. in addition to serving as chairman and chief executive officer of CILCO until the effective date of the Merger on October 18, 1999. His compensation in his capacities as an officer of both companies was determined by the Board of Directors of CILCORP upon recommendation of its Compensation Committee. The Board of Directors of CILCO endorsed and adopted the recommendation and determination for 1999 of the CILCORP Board of Directors and its Compensation Committee whereby Mr. Viets was awarded a salary of $453,200 commencing April 1, 1999, representing an increase of 3.0% over his prior salary level. The increase was determined on the basis of the corporate-wide payroll increase authorized by the Merger Agreement among AES, CILCORP and Midwest Energy, Inc. dated as of November 22, 1998. The Agreement limited the aggregate annual increase in the payroll of CILCORP and its subsidiaries to 3%.

Post-Merger Compensation. The Company's current executive officer compensation program is modeled after The AES
Corporation compensation program.

The guidelines for compensation of executive officers are designed by The AES Corporation (AES) to provide fair and competitive levels of total compensation while integrating pay with performance. Executive officers are evaluated annually on the basis of both individual responsibilities and contributions, as well as AES company-wide results in two related areas: (i) corporate culture (or principles) and (ii) business or functional area performance.

There are three elements in AES's executive officer compensation program, which is consistent with how most people who work for AES are compensated. These elements are base salary, annual incentive compensation and stock option program.

Base salary is adjusted annually to account for general economic and cost of living changes. Adjustments are also made periodically to recognize significant new or additional responsibilities of individual executive officers. The guidelines provide base salary compensation generally consistent with AES's interpretation of industry averages for individuals with similar responsibility levels.

Annual incentive compensation is based upon both objective and subjective measures in the areas of corporate culture and business or functional area performance, and generally takes the form of bonuses payable after year-end. With respect to corporate culture, AES's shared principles of fairness, integrity, fun and social responsibility are integral to its operations and serve as its founding principles. These principles apply equally to the internal activities of AES as well as its external relationships. Each executive officer's individual contribution to demonstrating and nurturing these shared values is reviewed and considered as a factor in determining annual incentive compensation. Evaluations in this area are inherently subjective.

The second area considered in the determination of annual incentive compensation is the individual executive officer's performance with respect to his or her related business responsibilities and/or functional area. Although all aspects of an individual's responsibilities are considered in determining annual incentive compensation, several quantitative measures of annual performance are considered significant, including operating margin improvements, operating reliability, earnings per share contributions, environmental performance, and plant and AES company-wide safety. The qualitative factors considered significant include business and project development progress, effective strategic planning and implementation, AES company-wide support, understanding of and adherence to AES's values, and community relations and people development.

Important strategic successes or failures can take several years to translate into objectively measurable results. Annual incentive compensation is not computed using a mathematical formula of pre-determined performance goals and objective criteria. As a result, the ultimate determination of the amount, if any, of annual incentive compensation is made at the end of each year based on a subjective evaluation of several quantitative and qualitative factors, with primary emphasis given this year to those factors listed in the preceding paragraph. There are no targeted, minimum or maximum levels of annual incentive compensation, and such compensation does not necessarily bear any consistent relationship to salary amounts or total compensation.

The AES stock option program is used to reward people for the corporate responsibilities they undertake, their performance of those duties and to help them to think and act like owners. All executive officers and approximately 51% of the total people in the AES company located in the United States participate in this program. Historically, because of differing legal environments in many countries, options had been primarily granted to U.S. people. However, AES has taken steps to incorporate those people who reside outside of the United States into this program by qualifying its stock option plan in each country where AES people currently reside or work, and AES expects the total participation to increase in the future. Stock options are usually granted annually at the fair market value on the date of grant and provide vesting periods to reward people for continued service to AES. The determination of the number of options to be granted to executive officers is based upon the same factors as such officer's annual incentive compensation discussed above, with additional consideration given to the number of options previously granted.

Since 1994, AES has participated in an annual survey conducted by an outside consulting firm which encompasses over 400 public companies. Based in part on the survey results, guidelines were established for suggested ranges of option grants to executive officers as well as the rest of the people at AES. Based on the survey, the guidelines were established at ranges for eligible participants between the 50th and 90th percentile of similar companies. As with annual incentive compensation, the determination of an individual's grant is subjective and, although AES has established suggested guidelines, the grants are not formula-based.

Total compensation is reviewed to determine whether amounts are competitive with other companies whose operations are similar in type, size and complexity with those of AES, as well as a broad range of similarly sized companies. Comparisons are made with published amounts, where available, and, from time to time, AES also participates in various industry-sponsored compensation surveys in addition to the public-company survey described above. AES also has, in the past, engaged an independent compensation consultant to specifically review the level and appropriateness of executive officer compensation. Other than as described above, AES uses the results of surveys, when available, for informational purposes only and does not target individual elements of or total compensation to any specific range of survey results (i.e., high, low or median) other than the suggested guidelines for stock option grants as discussed in the previous paragraph. Because each individual's compensation is determined, in part, by experience and performance, actual compensation generally varies from industry averages.

Executive officers also participate in AES's profit sharing plan (or deferred compensation plan for executive officers) on the same terms as all other people at AES, subject to any legal limitations on amounts that may be contributed or benefits that may be payable under the plan. Matching contributions and annual profit sharing contributions are made with the common stock of AES to further encourage long-term performance. In addition, certain individuals at AES participate in AES's supplemental retirement plan, which provides supplemental retirement benefits to "highly compensated employees" (as defined in the Internal Revenue Code) of any amount which would be contributed on such individual's behalf under the profit sharing plan (or the deferred compensation plan for executive officers) but is not so contributed because of the limitations contained in the Internal Revenue Code.

In most cases, AES has taken steps to qualify income paid to any officer as a deductible business expense pursuant to regulations issued by the Internal Revenue Service pursuant to Section 162(m) of the Internal Revenue Code with respect to qualifying compensation paid to executive officers in excess of $1 million. Compensation earned pursuant to the exercise of options granted under AES's former stock option plan (which was discontinued in 1991) is not considered for purposes of the $1 million aggregate limit, and exercises under the 1991 Plan are similarly excluded. AES will continue to consider the implications of qualifying all compensation as a deductible expense under Section 162 (m), but retains the discretion to pay bonuses commensurate with an executive officer's contributions to the success to AES, irrespective of whether such amounts are entirely deductible.

                              CILCO

CILCO will soon file with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

                             CILCORP
(1)Title of class  (2)Name and           (3)Amount and     (4)Percent of class
                      address of            nature of
                      beneficial owner      beneficial
                                            ownership

   Common             The AES Corporation   1,000 shares*     100%
                      1001 North 19th St.
                      Arlington, VA  22209

*The AES Corporation acquired all of the common stock of CILCORP in 1999.

                              CILCO

CILCO will soon file with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" of such proxy statement.

Item 13.  Certain Relationships and Related Transactions

                             CILCORP

CILCORP Inc. (CILCORP or Company), a holding company, is the parent of its direct subsidiaries, Central Illinois Light Company (CILCO), CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and QST Enterprises Inc. (QST). In the course of business, the Company carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by the Company and the other subsidiaries for any services it provides.

CILCORP has been authorized by the Board of Directors to guarantee up to $30 million of obligations incurred by QST (excluding QST Environmental). Through December 31, 1999, CILCORP guaranteed $12.5 million of the obligations of QST (excluding QST Environmental). CILCORP received a fee for providing these guarantees. This guarantee expired in January 2000.

CIM had outstanding debt of $31.4 million (all to the Holding
Company) at the end of 1999.

Through December 31, 1999, CIM has paid $15.3 million to fund affordable housing commitments, $1.3 million of which was paid during 1999. CIM funded these commitments with cash borrowed from the Holding Company.

CIM has guaranteed the performance of CIM Leasing Inc., CIM Air
Leasing Inc. and CLM Inc. VI (a second tier subsidiary) with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

                              CILCO

One member of the Board of Directors of CILCORP Inc. is also a member of the Board of Directors of CILCO. The President, four of the Vice Presidents, the Controller and Chief Financial Officer, and Treasurer of CILCORP serve in the same positions as officers of CILCO.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
                             CILCORP

                                                           Page No.
                                                           Form 10-K
                                                           ---------
(a) 1. Financial Statements

       The following statements are included herein:

       Management's Report                                      52

       Report of Independent Public Accountants                 53

       Consolidated Statements of Income for the periods
         October 19, 1999, through December 31, 1999, and
         January 1, 1999, through October 18, 1999, and the
         years ended December 31, 1998 and 1997              54-55

       Consolidated Balance Sheets as of
         December 31, 1999, and December 31, 1998            56-57

       Consolidated Statements of Cash Flows for the periods
         October 19, 1999, through December 31, 1999, and
         January 1, 1999, through October 18, 1999, and the
         years ended December 31, 1998 and 1997              58-59

       Consolidated Statements of Segments of Business for
         the periods October 19, 1999, through December 31,
         1999, and January 1, 1999, through October 18, 1999,
         and the years ended December 31, 1998 and 1997      60-63

       Consolidated Statements of Common Stockholders' Equity
         for the periods October 19, 1999, through December
         31, 1999, and January 1, 1999, through October 18,
         1999, and the years ended December 31, 1998
         and 1997                                            64-65

       Notes to the Consolidated Financial Statements        66-87

(a) 2. Financial Statement Schedules

       The following schedules are included herein:

       Schedule II - Valuation and Qualifying Accounts
                       and Reserves                            131

       Schedule XIII -Investment in Leveraged Leases at
                       December 31, 1999                       133

       Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.  Exhibits

   (3)  Articles of Incorporation as amended effective
        November 15, 1999.

   (3)a By-laws as amended and restated effective October 18, 1999.

 * (4) Indenture, dated as of October 18, 1999, between Midwest Energy, Inc. and The Bank of New York, as Trustee; First Supplemental Indenture, dated as of October 18, 1999, between CILCORP Inc. and The Bank of New York. (Designated in registration statement Form S-4 filed by CILCORP on November 4, 1999, as exhibits 4.1 and 4.2.)

 **(4)a Instruments defining the rights of security holders.

  (10)  CILCO Executive Deferral Plan.  As amended effective
        August 15, 1999.

  (10)a CILCO Executive Deferral Plan II.  As amended effective
        April 1, 1999.

  (10)b CILCO Benefit Replacement Plan (as amended effective
        August 15, 1999).

 *(10)c Management Continuity Agreement between CILCORP and various subsidiary officers [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-8946, as
        Exhibit 10(h)].

 *(10)d CILCO Compensation Protection Plan [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-8946, as Exhibit 10(i)].

  (10)e CILCO Restructured Executive Deferral Plan (approved
        August 15, 1999).
                                                         Page No.
                                                         Form 10-K
                                                         ----------
  (12)  Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Stock Dividends                136

  (23)  Consent of Arthur Andersen LLP                       139

  (24)  Power of Attorney                                    140

  (27)  CILCORP Inc. Consolidated Financial Data Schedule

(b) 3.  Reports on Form 8-K

          A Form 8-K was filed on November 2, 1999, regarding the completion on October 18, 1999, of the merger transaction pursuant to the Agreement and Plan of Merger between CILCORP Inc. and The AES Corporation.

 * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

** Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation
   S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

                              CILCO

                                                             Page No.
                                                            Form 10-K
                                                            ----------
(a)  1.   Financial Statements

          The following are included herein:

          Management's Report                                    88

          Report of Independent Public Accountants               89

          Consolidated Statements of Income for the three years
            ended December 31, 1999                              90

          Consolidated Balance Sheets as of December 31, 1999,
            and December 31, 1998                             91-92

          Consolidated Statements of Cash Flows for the three
            years ended December 31, 1999                     93-94

          Consolidated Statements of Segments of Business for
            the three years ended December 31, 1999           95-97

          Consolidated Statements of Retained Earnings for the
            three years ended December 31, 1999                  98

          Notes to the Consolidated Financial Statements     99-114

(a)  2.   Financial Statement Schedules

          The following schedule is included herein:

          Schedule II - Valuation and Qualifying Accounts and
                          Reserves for the three years ended
                          December 31, 1999                     132

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.         Exhibits

  *(3)       Articles of Incorporation. As amended April 28, 1998.

   (3)  a    Bylaws.  As amended effective April 1, 1999.

  *(4)       Indenture of Mortgage and Deed of Trust between
        Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through November 1, 1994. (Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-

        2732, as Exhibit A, in Form 8-K for July 1957, File No. 1-2732, as Exhibit A, in Form 8-K for July 1958, File No. 1-
        2732, as Exhibit A, in Form 8-K for March 1960, File No.
        1-2732, as Exhibit A, in Form 8-K for September 1961,
        File No. 1-2732, as Exhibit B, in Form 8-K for March
        1963, File No. 1-2732, as Exhibit A, in Form 8-K for
        February 1966, File No. 1-2732, as Exhibit A, in Form 8-
        K for March 1967, File No. 1-2732, as Exhibit A, in Form
        8-K for August 1970, File No. 1-2732, as Exhibit A, in
        Form 8-K for September 1971, File No. 1-2732, as Exhibit
        A, in Form 8-K for September 1972, File No. 1-2732, as
        Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-
        2732, as Exhibit A, in Form 8-K for March 1975, File No.
        1-2732, as Exhibit A, in Form 8-K for May 1976, File No.
        1-2732, as Exhibit A, in Form 10-Q for the quarter ended
        June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-
        K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992,
        File No. 1-2732, as Exhibit (4) in Form 8-K dated
        January 29, 1993, File No. 1-2732, as Exhibit (4) and in
        Form 8-K dated December 2, 1994, File No. 1-2732, as
        Exhibit (4).)

 (10) CILCO Executive Deferral Plan. As amended effective August 15, 1999.

 (10)a CILCO Executive Deferral Plan II. As amended effective April 1, 1999.

 (10)b       Benefit Replacement Plan (as amended effective
        April 1, 1999).

*(10)c Management Continuity Agreement between CILCORP and various subsidiary officers. [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-2732, as Exhibit 10(g).]

*(10)d CILCO Compensation Protection Plan. [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-2732, as Exhibit 10(h).]

 (10)e    CILCO Restructured Executive Deferral Plan (approved August 15, 1999).


                                                               Page No.
                                                              Form 10-K
                                                              ---------

 (12)    Computation of Ratio of Earnings to Fixed Charges        137

 (24)    Power of Attorney                                        141

 (27)    Central Illinois Light Company Financial Data
          Schedule

(b)  3.     Reports on Form 8-K

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


SCHEDULE II

              CILCORP INC. AND SUBSIDIARY COMPANIES
         Valuation and Qualifying Accounts and Reserves
   Periods October 19 through December 31, 1999, and January 1 through
    October 18, 1999, and the Years Ended December 31, 1998, and 1997
                       (Thousands of dollars)
Column A                    Column B        Column C      Column D  Column E
                                            Additions
                           Balance at   Charged   Charged          Balance at
                            Beginning     to     to Other            End of
      Description           of Period   Income   Accounts Deductions Period
Period from October 19, 1999
 through December 31, 1999
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,810    $ (449)   $   --    $   65   $1,296

Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,926        27        --       555    1,398
    Discontinued Operations
      Reserve                     --       500        --        --      500

Period from January 1, 1999
  through October 18, 1999
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $3,411    $1,916    $   --    $3,517   $1,810

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,602       482        --       158    1,926
    Discontinued Operations
      Reserve                  8,581        --        --     8,581       --

Year ended December 31, 1998
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $2,518    $3,356    $   --    $2,463   $3,411

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,210       768        --       376    1,602
    Discontinued Operations
      Reserve                     --     8,581        --        --    8,581

Year ended December 31, 1997
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $2,600    $2,867    $   --    $2,949   $2,518

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,381       814        --       985    1,210


SCHEDULE II
                 CENTRAL ILLINOIS LIGHT COMPANY
         Valuation and Qualifying Accounts and Reserves
          Years Ended December 31, 1999, 1998, and 1997
                     (Thousands of dollars)

Column A                     Column B       Column C     Column D   Column E
                                            Additions
                            Balance at  Charged  Charged           Balance at
                            Beginning     to     to Other            End of
      Description           of Period   Income   Accounts Deductions Period

Year ended December 31, 1999
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,106    $1,467   $   --   $1,277    $1,296

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,602       509       --      713     1,398

Year ended December 31, 1998
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $  703    $2,500   $   --   $2,097    $1,106

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,210       768       --      376     1,602

Year ended December 31, 1997
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,000    $2,438   $   --   $2,735    $  703

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,381       814       --      985     1,210

SCHEDULE XIII
CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 1999
(Thousands of dollars)

                                                     Amount
                                      Cost of each  carried on
                                        lease(A)  Balance Sheet(B)
Office buildings                         $23,130     $ 63,458
Warehouses                                11,746       19,855
Mining equipment                          10,244        7,503
Generating stations                       21,890       31,398
Passenger railway equipment                3,805        6,441
Cargo aircraft                             9,583       15,042
                                         -------     --------
    Totals                               $80,398     $143,697
                                         =======     ========

(A) This value is the original cost of the leveraged lease net of original nonrecourse debt.

(B) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt. The investment in leveraged leases balance does not include deferred taxes of $(105,625).

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CILCORP INC.

March 29, 2000                 By
                                   P. D. Stinson
                                   President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title            Date

(i) Principal Executive Officer and Director:



  P. D. Stinson               President and    March 29, 2000
                                Director

(ii) and (iii) Principal Financial Officer and Controller:



  T. D. Hutchinson         Controller and      March 29, 2000
                             Chief Financial
                             Officer

 (iv)  A majority of the Directors
     (including the Director named above):

T. A. Tribone*                Director         March 29, 2000
M. A. Ferrucci*               Director         March 29, 2000


  P. D. Stinson               Director         March 29, 2000

 *By

        P. D. Stinson
      Attorney-in-fact

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTRAL ILLINOIS LIGHT COMPANY


March 29, 2000                     By
                                       P. D. Stinson
                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                  Date

(i) Principal Executive Officer and Director:


P. D. Stinson               President and            March 29, 2000
                              Director





(ii) and (iii) Principal Financial Officer and Controller:



T. D. Hutchinson             Controller and          March 29, 2000
                               Chief Financial
                               Officer


 (iv)  A majority of the Directors
        (including the Director named above):


J. Cagle                      Director               March 29, 2000


S. A. Cisel                   Director               March 29, 2000


J. L. Luckey, III             Director               March 29, 2000


G. T. Russell                 Director               March 29, 2000


R. J. Sprowls                 Director               March 29, 2000


P. D. Stinson                 Director               March 29, 2000

EXHIBIT (12)
                  CILCORP INC. AND SUBSIDIARIES
       Computation of Ratio of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends
                       Oct. 19  Jan. 1
                         to       to
                       Dec. 31, Oct. 18,         Twelve Months Ended
                        1999     1999     1998     1997     1996    1995
                                         (Thousands of Dollars)
Earnings, as Defined:
  Net Income from
    Continuing
    Operations         $  (532) $   687  $38,218  $ 43,709 $37,940 $38,469
  Income Taxes            (951)   1,113   19,699    22,349  20,702  22,427
  Interest              14,339   22,629   29,257    27,049  28,964  29,861
  COLI Interest Expense    850    3,181    3,624     3,491   2,731   2,349
  Interest Portion of
    Rentals                116    1,808    1,903     1,877   1,726   2,020
  Preferred Dividends      558    2,650    3,194     3,216   3,188   3,299
                       -------  -------  -------  -------- ------- -------
      Total Earnings,
        As Defined     $14,380  $32,068  $95,895  $101,691 $95,251 $98,425
                       =======  =======  =======  ======== ======= =======
Fixed Charges, as
  Defined:
  Interest Expense     $14,339  $22,629  $29,257  $ 27,049 $28,964 $29,861
  Interest Expense
    on COLI                850    3,181    3,624     3,491   2,731   2,349
  Interest Portion of
    Rentals                116    1,808    1,903     1,877   1,726   2,020
  Tax Effected
    Preferred
    Dividends              925    4,393    5,294     5,331   5,284   5,468
                       -------  -------  -------  -------- ------- -------
      Total Fixed
        Charges, as
        Defined        $16,230  $32,011  $40,078  $ 37,748 $38,705 $39,698
                       =======  =======  =======  ======== ======= =======
Ratio of Earnings to
  Fixed Charges            0.9      1.0      2.4       2.7     2.5     2.5
                           ===      ===      ===       ===     ===     ===

EXHIBIT (12)
                 CENTRAL ILLINOIS LIGHT COMPANY
                Computation of Ratio of Earnings
                        to Fixed Charges
Twelve Months Ended          1999    1998    1997      1996   1995
                                           (Thousands of Dollars)
Earnings, as Defined:
  Net Income               $19,249 $44,235 $ 53,467  $45,127 $42,398
  Income Taxes               8,376  22,472   20,633   24,082  22,534
  Fixed Charges, as Below   29,224  28,187   29,434   28,504  27,876
                           ------- ------- --------  ------- -------
    Total Earnings, as
      Defined              $56,849 $94,894 $103,534  $97,713 $92,808
                           ======= ======= ========  ======= =======
Fixed Charges, as Defined:
  Interest on COLI         $ 4,031 $ 3,624 $  3,491  $ 2,731 $ 2,349
  Interest on Short-term
    Debt                     2,015     962      281      149     744
  Interest on Long-term
    Debt                    19,234  19,498   20,024   21,012  20,242
  Amortization of Debt
    Discount & Expense,
    Premium and Reacquired
    Loss                       668     535    2,218      681     669
  Miscellaneous Interest
    Expense                  1,467   1,780    1,658    2,320   1,967
  Interest Portion of
    Rentals                  1,809   1,788    1,762    1,611   1,905
                           ------- ------- --------  ------- -------
    Total Fixed Charges,
      as Defined           $29,224 $28,187 $ 29,434  $28,504 $27,876
                           ======= ======= ========  ======= =======
Ratio of Earnings to
  Fixed Charges                1.9     3.4      3.5      3.4     3.3
                               ===     ===      ===      ===     ===

                             NOTICE



Telephone:
 In Peoria 675-8826
 Elsewhere in Illinois 1-800-322-3569
 Outside Illinois 1-800-622-5514
 TDD 1-309-675-8892

Or you can write to us at:
 CILCORP Inc.
 Attn:  Craig Stensland
 300 Liberty Street
 Peoria, IL  61602

EXHIBIT 23

            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 28, 2000, included in this Form 10-K, into CILCORP Inc.'s previously filed Registration Statements File No. 33-45318, 33-51241, and 33-62105.





                       ARTHUR ANDERSEN LLP



Chicago, Illinois
March 29, 2000

EXHIBIT 24
                          CILCORP Inc.
                        Power of Attorney
                    -------------------------

We hereby make, constitute and appoint Paul D. Stinson, Robert J. Sprowls, John G. Sahn and Craig W. Stensland and any one of you our true and lawful attorney for each of us and in each of our names, places or steads, both in our individual capacities as directors and/or that of officers of CILCORP Inc., to sign and cause to be filed with the Securities and Exchange Commission CILCORP Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1999, and any appropriate amendment or amendments to said report and any necessary exhibits.

The undersigned also authorize you and any one of you to sign said annual report and any amendment or amendments thereto on its behalf as attorney-in-fact for its respective officers, and to file the same as aforesaid together with any exhibits.



Mark A. Ferrucci



Paul D. Stinson



Thomas A. Tribone

EXHIBIT 24
                              CILCO
                        Power of Attorney
                    -------------------------

We hereby make, constitute and appoint Paul D. Stinson, Robert J. Sprowls, John G. Sahn and Craig W. Stensland and any one of you our true and lawful attorney for each of us and in each of our names, places or steads, both in our individual capacities as directors and/or that of officers of Central Illinois Light Company (CILCO), to sign and cause to be filed with the Securities and Exchange Commission CILCO's annual report on Form 10-K for the fiscal year ended December 31, 1999, and any appropriate amendment or amendments to said report and any necessary exhibits.

The undersigned, CILCO, also authorizes you and any one of you to sign said annual report and any amendment or amendments thereto on its behalf as attorney-in-fact for its respective officers, and to file the same as aforesaid together with any exhibits.




Jerry D. Cagle



Scott A. Cisel



James L. Luckey, III



Greg T. Russell



Robert J. Sprowls



Paul D. Stinson