Form 10-Q
period 2000-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2000-05-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly period ended March 31, 2000

                                OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition period from ........ to ........


Commission     Registrant; State of Incorporation;       IRS Employer
File Number      Address; and Telephone Number         Identification
No.
  1-8946                         CILCORP Inc.             37-1169387
                          (An Illinois Corporation)
                             300 Liberty Street
                          Peoria, Illinois  61602
                               (309) 677-5230

  1-2732                CENTRAL ILLINOIS LIGHT COMPANY    37-0211050
                           (An Illinois Corporation)
                              300 Liberty Street
                            Peoria, Illinois  61602
                                 (309) 677-5230

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


CILCORP Inc.   Common stock, no par value,
               shares outstanding and privately
               held by The AES Corporation
               at March 31, 2000                                1,000

CENTRAL ILLINOIS LIGHT COMPANY
               Common stock, no par value,
               shares outstanding and privately
               held by CILCORP Inc. at March 31, 2000      13,563,871








                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
           FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                INDEX


PART I.   FINANCIAL INFORMATION
                                                               Page No.

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                           3-4

            Consolidated Statements of Income                       5

            Consolidated Statements of Cash Flows                 6-7

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                           8-9

            Consolidated Statements of Income                      10

            Consolidated Statements of Cash Flows               11-12

          Statements of Segments of Business                    13-14

          Notes to Consolidated Financial Statements
               CILCORP Inc. and Central Illinois Light Company  15-17

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            CILCORP Inc. and Central Illinois Light Company     18-30

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                        31

Item 5:   Other Information                                        31

Item 6:   Exhibits and Reports on Form 8-K                         31

Signatures                                                      32-33















                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)
                                             March 31,   December 31,
                                                2000       1999
ASSETS                                        (Unaudited)
Current assets:
Cash and temporary cash investments          $    4,147 $   11,220
Receivables, less reserves of
  $1,606 and $1,296                              65,207     60,072
Accrued unbilled revenue                         25,293     35,526
Fuel, at average cost                            10,169     14,392
Materials and supplies, at
  average cost                                   16,117     16,165
Gas in underground storage, at
  average cost                                    7,423     21,196
FAC underrecoveries                               6,883     12,024
Prepayments and other                            13,015      8,946
                                             ---------- ----------
   Total current assets                         148,254    179,541
                                             ---------- ----------
Investments and other property:
Investment in leveraged leases                  140,053    143,697
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $53,558                         3,899      3,106
Other investments                                23,802     24,113
                                             ---------- ----------
   Total investments and other
     property                                   167,754    170,916
                                             ---------- ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                     624,782    624,889
   Gas                                          208,466    208,520
                                             ---------- ----------
                                                833,248    833,409
Less - accumulated provision for
  depreciation                                   25,945      8,898
                                             ---------- ----------
                                                807,303    824,511
Construction work in progress                    47,214     38,068
Other, net of depreciation                          258        298
                                             ---------- ----------
   Total property, plant and
       equipment                                854,775    862,877
                                             ---------- ----------
Other assets:
Goodwill, net of accumulated
   amortization of $6,453 and $2,881            568,173    569,983
Other                                            45,841     47,636
                                             ---------- ----------
 Total other assets                             614,014    617,619
                                             ---------- ----------
   Total assets                              $1,784,797 $1,830,953
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                            March 31,    December 31,
                                               2000        1999
LIABILITIES AND STOCKHOLDER'S EQUITY        (Unaudited)
Current liabilities:
Current portion of long-term debt            $       -- $   30,000
Notes payable                                    69,900     91,900
Accounts payable                                 34,706     41,429
Accrued taxes                                    22,720     14,670
Accrued interest                                 25,986     18,296
FAC/PGA overrecoveries                              974        127
Other                                             5,589      5,742
                                             ---------- ----------
    Total current liabilities                   159,875    202,164
                                             ---------- ----------
Long-term debt                                  730,445    730,434
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               236,594    237,557
Regulatory liability of regulated
  subsidiary                                     26,910     31,367
Deferred investment tax credits                  17,383     17,791
Other                                            76,772     77,432
                                             ---------- ----------
    Total deferred credits and
       other liabilities                        357,659    364,147
                                             ---------- ----------
Preferred stock of subsidiary                    66,120     66,120
                                             ---------- ----------
Stockholder's equity:
Common stock, no par value;
  authorized 10,000 shares -
  outstanding 1,000 shares                           --         --
Additional Paid-in Capital                      468,833    468,833
Retained earnings                                 1,865       (745)
Accumulated other comprehensive
  income                                             --         --
                                             ---------- ----------
    Total stockholder's equity                  470,698    468,088
                                             ---------- ----------
    Total liabilities and
       stockholder's equity                  $1,784,797 $1,830,953
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.









                    CILCORP INC AND SUBSIDIARIES
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                                                 Three Months Ended
                                                      March 31,
                                                  2000       1999
Revenue:
CILCO Electric                                 $ 86,326 | $ 80,962
CILCO Gas                                        70,144 |   76,797
CILCO Other                                       8,384 |      926
Other Businesses                                  6,269 |    9,553
                                               -------- | --------
   Total                                        171,123 |  168,238
                                               -------- | --------
Operating expenses:                                     |
Fuel for generation and                                 |
  purchased power                                39,253 |   30,705
Gas purchased for resale                         43,063 |   50,771
Other operations and maintenance                 27,300 |   29,973
Depreciation and amortization                    21,021 |   18,321
Taxes, other than income taxes                   11,980 |   11,567
                                               -------- | --------
   Total                                        142,617 |  141,337
                                               -------- | --------
Fixed charges and other:                                |
Interest expense                                 17,343 |    7,212
Preferred stock dividends of                            |
  subsidiary                                        840 |      797
Allowance for funds used                                |
  during construction                              (103)|      (11)
Other                                               275 |      247
                                               -------- | --------
   Total                                         18,355 |    8,245
                                               -------- | --------
Income from continuing operations                       |
  before income taxes                            10,151 |   18,656
Income taxes                                      4,442 |    6,049
                                               -------- | --------
   Net income from                                      |
     continuing operations                        5,709 |   12,607
Income from operations of                               |
  discontinued business, net of                         |
  tax of $45                                         -- |       28
                                               -------- | --------
   Net income                                  $  5,709 | $ 12,635
                                               ======== | ========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.








                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                   2000     1999
Cash flows from operating activities:
Net income before preferred dividends            $  6,549 |$ 13,405
                                                 -------- |--------
Adjustments to reconcile net income to net                |
  cash provided by operating activities:                  |
  Non-cash lease income and investment income      (3,088)|  (1,633)
  Cash receipts in excess of debt service                 |
    on leases                                       6,959 |   1,466
  Depreciation and amortization                    21,021 |  18,321
  Deferred income taxes, investment tax credit            |
    and regulatory liability of subsidiary, net    (5,828)|  (3,639)
Changes in operating assets and liabilities:              |
  Decrease in accounts receivable and                     |
    accrued unbilled revenue                        5,098 |   2,924
  Decrease in inventories                          18,044 |  16,832
  Decrease in accounts payable                     (6,723)| (22,789)
  Increase in accrued taxes                         8,050 |   9,239
  Decrease in other assets                          1,105 |   4,602
  Increase (decrease) in other liabilities          7,724 |  (3,232)
                                                 -------- |--------
  Total adjustments                                52,362 |  22,091
                                                 -------- |--------
  Net cash provided by operating activities               |
    from continuing operations                     58,911 |  35,496
                                                 -------- |--------
  Net cash provided (used) by operating                   |
    activities of discontinued operations              -- |     391
                                                 -------- |--------
  Cash flow from operations                        58,911 |  35,887
                                                 -------- |--------
Cash flows from investing activities:                     |
Additions to plant                                 (9,557)| (10,497)
Other                                                (487)|   1,400
                                                 -------- |--------
  Net cash used by investing activities                   |
    from continuing operations                    (10,044)|  (9,097)
                                                 -------- |--------
  Net cash used by investing activities                   |
    from discontinued operations                       -- |    (395)
                                                 -------- |--------
  Cash flow from investing activities             (10,044)|  (9,492)
                                                 -------- |--------










Cash flow from financing activities:                      |
Net decrease in short-term debt                   (22,000)| (15,500)
Decrease in long-term debt                        (30,000)|    (585)
Common dividends paid                              (3,100)|  (8,371)
Preferred dividends paid                             (840)|    (797)
                                                 -------- |--------
   Net cash used by financing activities                  |
     from continuing operations                   (55,940)| (25,253)
                                                 -------- |--------
   Net cash used by financing activities                  |
     from discontinued operations                      -- |      (7)
                                                 -------- |--------
   Cash flow from financing activities            (55,940)| (25,260)
                                                 -------- |--------
Net (decrease) increase in cash and                       |
  temporary cash investments:                      (7,073)|   1,135
Cash and temporary cash investments                       |
  at beginning of year:                            11,220 |   1,669
                                                 -------- |--------
Cash and temporary cash investments at                    |
  March 31                                       $  4,147 |$  2,804
                                                 ======== |========
Supplemental disclosures of cash flow                     |
  information:                                            |
                                                          |
Cash paid during the period for:                          |
                                                          |
   Interest                                      $ 10,304 |$  9,030
                                                          |
   Income taxes                                  $  2,663 |$  3,967

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)
                                             March 31,  December 31,
ASSETS                                         2000        1999
                                            (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,263,082  $1,263,190
  Gas                                           431,833     431,887
                                             ----------  ----------
                                              1,694,915   1,695,077
  Less - accumulated provision
    for depreciation                            887,612     870,566
                                             ----------  ----------
                                                807,303     824,511
Construction work in progress                    47,214      38,068
                                             ----------  ----------
     Total utility plant                        854,517     862,579
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $53,558)                        3,899       3,106
Other                                             1,183       1,179
                                             ----------  ----------
     Total other property and
       investments                                5,082       4,285
                                             ----------  ----------
Current assets:
Cash and temporary cash investments               1,653       8,548
Receivables, less reserves of
  $1,606 and $1,296                              48,445      42,410
Accrued unbilled revenue                         24,655      35,071
Fuel, at average cost                            10,169      14,392
Materials and supplies,
  at average cost                                16,086      15,967
Gas in underground storage,
  at average cost                                 7,423      21,196
Prepaid taxes                                     6,365       6,165
FAC underrecoveries                               6,883      12,024
Other                                            12,927       8,854
                                             ----------  ----------
     Total current assets                       134,606     164,627
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               2,874       2,941
Unamortized debt expense                          1,518       1,552
Prepaid pension cost                                308         259
Other                                            16,790      20,037
                                             ----------  ----------
     Total deferred debits                       21,490      24,789
                                             ----------  ----------
Total assets                                 $1,015,695  $1,056,280
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                            March 31,   December 31,
CAPITALIZATION AND LIABILITIES                2000          1999
                                           (Unaudited)
Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661 $  185,661
Additional Paid-in Capital                       27,000     27,000
Retained earnings                               135,567    121,564
Accumulated other comprehensive income              (60)       (60)
                                             ---------- ----------
        Total common stockholder's equity       348,168    334,165
Preferred stock without mandatory
  redemption                                     44,120     44,120
Preferred stock with mandatory redemption        22,000     22,000
Long-term debt                                  237,945    237,934
                                             ---------- ----------
         Total capitalization                   652,233    638,219
                                             ---------- ----------
Current liabilities:
Current maturities of long-term debt                 --     30,000
Notes payable                                    29,900     46,900
Accounts payable                                 29,251     35,859
Accrued taxes                                    29,744     25,520
Accrued interest                                  6,839      9,485
FAC/PGA overrecoveries                              974        127
Level payment plan                                   --        956
Other                                             5,517      4,714
                                             ---------- ----------
         Total current liabilities              102,225    153,561
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               137,938    136,077
Regulatory liability                             26,910     31,367
Deferred investment tax credit                   17,383     17,792
Capital lease obligation                          1,046      1,183
Other                                            77,960     78,081
                                             ---------- ----------
         Total deferred credits and
           other liabilities                    261,237    264,500
                                             ---------- ----------
Total capitalization and
  liabilities                                $1,015,695 $1,056,280
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                                                Three Months Ended
                                                     March 31,
                                                  2000       1999
Operating revenue:
Electric                                        $ 86,326 |$ 80,962
Gas                                               70,144 |  76,797
                                                -------- |--------
Total operating revenues                         156,470 | 157,759
                                                -------- |--------
Operating expenses:                                      |
Cost of fuel                                      28,999 |  24,231
Cost of gas                                       40,932 |  44,687
Purchased power                                    2,899 |   5,839
Other operations and maintenance                  25,863 |  27,702
Depreciation and amortization                     17,409 |  18,060
Income taxes                                       8,582 |   6,895
Other taxes                                       11,867 |  11,561
                                                -------- |--------
      Total operating expenses                   136,551 | 138,975
                                                -------- |--------
Operating income                                  19,919 |  18,784
                                                -------- |--------
Other income and deductions:                             |
Company-owned life insurance, net                   (275)|    (247)
Other, net                                           608 |    (228)
                                                -------- |--------
      Total other income and                             |
        (deductions)                                 333 |    (475)
                                                -------- |--------
Income before interest expense                    20,252 |  18,309
                                                -------- |--------
Interest expenses:                                       |
Interest on long-term debt                         4,531 |   4,808
Allowance for funds used during                          |
  construction - debt                               (103)|     (11)
Other                                                981 |   1,005
                                                -------- |--------
Total interest expense                             5,409 |   5,802
                                                -------- |--------
Net income before preferred dividends             14,843 |  12,507
                                                -------- |--------
Dividends on preferred stock                         840 |     797
                                                -------- |--------
Net income available for                                 |
  common stock                                  $ 14,003 |$ 11,710
                                                ======== |========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                               Three Months Ended
                                                    March 31,
                                                  2000       1999
Cash flows from operating activities:
Net income before preferred dividends            $ 14,843 |$ 12,507
                                                          |
Adjustments to reconcile net income to                    |
  cash provided by operating activities:                  |
   Depreciation and amortization                   17,409 |  18,276
   Deferred income taxes, investment tax                  |
     credit and regulatory liability, net          (3,005)|  (2,529)
Changes in operating assets and liabilities:              |
   Increase in accounts receivable                 (6,035)|  (8,226)
   Decrease in fuel, materials and supplies,              |
     and gas in underground storage                17,878 |  16,753
   Decrease in accrued unbilled revenue            10,416 |   5,869
   Decrease in accounts payable                    (6,608)| (13,185)
Increase in accrued taxes and                             |
  interest                                          1,577 |   5,229
Capital lease payments                                161 |     161
Decrease in other current assets                      867 |   2,654
Increase (decrease) in other current                      |
  liabilities                                         694 |    (446)
Decrease in other non-current assets                3,299 |   3,655
Increase in other non-current liabilities             203 |     399
                                                 -------- |--------
  Net cash provided by operating activities        51,699 |  41,117
                                                 -------- |--------
Cash flows from investing activities:                     |
Capital expenditures                               (9,557)| (10,087)
Other                                              (1,036)|  (1,329)
                                                 -------- |--------
  Net cash used in investing activities           (10,593)| (11,416)
                                                 -------- |--------
Cash flow from financing activities:                      |
Common dividends paid                                  -- | (16,741)
Preferred dividends paid                             (840)|    (797)
Payments on capital lease obligation                 (161)|    (161)
Decrease in short-term borrowing                  (17,000)| (11,800)
Decrease in long-term debt                        (30,000)|      --
                                                 -------- |--------
  Net cash used in financing activities           (48,001)| (29,499)
                                                 -------- |--------
Net increase in cash and temporary                        |
  cash investments                                 (6,895)|     202
                                                          |
Cash and temporary cash investments at                    |
  beginning of year                                 8,548 |   1,362
                                                 -------- |--------
Cash and temporary cash investments at                    |
  March 31                                       $  1,653 |$  1,564
                                                 ======== |========

                                 11

Supplemental disclosures of cash                          |
  flow information:                                       |
                                                          |
Cash paid during the period for:                          |
                                                          |
   Interest (net of cost of borrowed                      |
     funds capitalized)                          $  8,507 |$  8,334
                                                          |
   Income taxes                                  $  7,260 |$     96

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended March 31, 2000
                 CILCO     CILCO  CILCO     Other     Discont.
                Electric    Gas   Other   Businesses  Operatns.  Total
                                (In thousands)
Revenues        $ 86,326 $ 70,144 $ 8,341  $   6,215 $       $   171,026
Interest income       --       --      43         54      --          97
                -------- -------- -------  --------- ------- -----------
  Total           86,326   70,144   8,384      6,269      --     171,123
                -------- -------- -------  --------- ------- -----------
Operating
  expenses        57,799   52,761   8,130      2,906      --     121,596
Depreciation and
  amortization    12,201    5,208      --      3,612      --      21,021
                -------- -------- -------  --------- ------- -----------
  Total           70,000   57,969   8,130      6,518      --     142,617
                -------- -------- -------  --------- ------- -----------
Interest expense   3,935    1,577      --     11,831      --      17,343
Preferred stock
  dividends           --       --     840         --      --         840
Fixed charges &
  other expenses    (103)      --     275         --      --         172
                -------- -------- -------  --------- ------- -----------
  Total            3,832    1,577   1,115     11,831      --      18,355
                -------- -------- -------  --------- ------- -----------
Income from
  continuing
  oper. before
  income taxes    12,494   10,598    (861)   (12,080)     --      10,151
Income taxes       4,360    4,222    (354)    (3,786)     --       4,442
                -------- -------- -------  --------- ------- -----------
Net income from
  continuing
  operations       8,134    6,376    (507)    (8,294)     --       5,709
Effect of
  discontinued
  operations          --       --      --         --      --          --
                -------- -------- -------  --------- ------- -----------
Segment net
  income        $  8,134 $  6,376 $  (507) $  (8,294)$    -- $     5,709
                ======== ======== =======  ========= ======= ===========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended March 31, 1999
                 CILCO    CILCO   CILCO     Other     Discont.
                Electric   Gas    Other   Businesses Operatns.   Total
                                 (In thousands)
Revenues        $ 80,962 $ 76,797 $   848  $   9,524 $     -- $  168,131
Interest income       --       --      78         29       --        107
                -------- -------- -------  --------- -------- ----------
  Total           80,962   76,797     926      9,553       --    168,238
                -------- -------- -------  --------- -------- ----------
Operating
  expenses        56,328   57,692   1,588      7,408       --    123,016
Depreciation and
  amortization    12,432    5,628     216         45       --     18,321
                -------- -------- -------  --------- -------- ----------
  Total           68,760   63,320   1,804      7,453       --    141,337
                -------- -------- -------  --------- -------- ----------
Interest expense   4,151    1,662      --      1,399       --      7,212
Preferred stock
  dividends           --       --     797         --       --        797
Fixed charges &
  other expenses     (11)      --     247         --       --        236
                -------- -------- -------  --------- -------- ----------
  Total            4,140    1,662   1,044      1,399       --      8,245
                -------- -------- -------  --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes     8,062   11,815  (1,922)       701       --     18,656
Income taxes       2,148    4,747    (650)      (196)      --      6,049
                -------- -------- -------  --------- -------- ----------
Net income from
  continuing
  operations       5,914    7,068  (1,272)       897       --     12,607
Effect of
  discontinued
  operations          --       --      --         --       28         28
                -------- -------- -------  --------- -------- ----------
Segment net
  income        $  5,914 $  7,068 $(1,272) $     897 $     28 $   12,635
                ======== ======== =======  ========= ======== ==========

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction


The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Environmental Inc. (QST Environmental), QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental in the second quarter of 1999 (see Results of Operations - QST Enterprises Discontinued Operations). Prior year amounts have been reclassified on a basis consistent with the 2000 presentation.

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

Following the acquisition, results of operations for CILCORP Inc. are presented for the periods before and after the acquisition, separated by a heavy black line.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 1999 Annual Report on Form 10-K.

In the Company's opinion, the consolidated financial statements furnished reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.


NOTE 2.  Contingencies


Union Contracts

CILCO is presently in contract negotiations with one of its unions, the International Brotherhood of Electrical Workers Local 51 (IBEW). The contract expires on July 1, 2000. The IBEW represents approximately 374 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with the Company on October 23, 1998. The current contract expires on July 1, 2001. The NCF&O represents approximately 169 CILCO power plant people.

Other

Refer also to "Results of Operations - CILCO Electric Operations" for a discussion of unrecovered generation and purchased power costs incurred during July 1999, and to "Results of Operations - QST
Discontinued Operations" for details regarding accounts receivable balances with two former customers.


NOTE 3.  Accounting for Price Risk Management Activities


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

The net gain/loss reflected in operating results from derivative financial instruments for the period ended March 31, 2000, was a $77,076 loss for natural gas and a $129,165 gain for electricity.

As of March 31, 2000, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of .09 Bcf and natural gas sales of .15 Bcf for commitments through January 2001. The net deferred gain and carrying amount on these fixed-price derivatives at March 31, 2000, was approximately $93,000. At March 31, 2000, CILCORP had no open positions in derivative financial instruments used to hedge natural gas basis.

As of March 31, 2000, CILCORP had fixed-price derivative financial instruments representing hedges of electricity sales of 52,256 megawatts for commitments through August 2000. The net deferred loss and carrying amount on these fixed-price derivatives at March 31, 2000, was approximately $1.9 million.


NOTE 4.  Impact of Accounting Standards


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CILCORP Inc. (CILCORP) is a wholly-owned subsidiary of The AES Corporation (AES). The financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflect the operations of subsidiary Central Illinois Light Company (CILCO). On November 23, 1998, the Company announced that AES had offered to buy 100% of the Company's outstanding common stock for $65 per share, subject to CILCORP shareholder approval and various regulatory approvals. AES completed the acquisition of the Company on October 18, 1999.

To complete the merger, approximately $886 million was raised through a combination of additional paid-in capital contributed by AES and the offering of senior notes and bonds assumed by CILCORP. The approximately $886 million was used to purchase 13,625,680 shares of CILCORP's common stock. AES has 100% ownership of the 1,000 CILCORP common shares currently issued and outstanding.

Financial results reflect application of the purchase method of accounting to the merger. Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is allocated to goodwill. As a result, CILCORP recorded purchase accounting fair value adjustments to 1) adjust plant to its net fair value, 2) adjust pension and other post-retirement liabilities, and 3) record goodwill. Of these adjustments, the primary effect of purchase accounting was to record approximately $573 million of goodwill which will be amortized over 40 years. The adjustments are reflected on CILCORP's financial statements as of the merger date, but were not "pushed down" to CILCORP's subsidiaries. Accordingly, CILCORP's post-merger financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-merger and post-merger periods, separated by a heavy black line.
For discussion throughout this document, pre-merger and post-merger activity unaffected by the merger is compared. See "Overview" for a discussion of operating effects of the merger.

In late 1998, in light of the pending acquisition and after reviewing its business plans, the Company decided to sell its 100% ownership interest in QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST Enterprises Inc. (QST) that provided environmental consulting and engineering services. On May 7, 1999, QST agreed to sell all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately $18 million in cash. The sale was completed on June 24, 1999.

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

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Competition). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois customers outside its traditional Central Illinois service territory. As a result of these events, the Company is reporting the results of QST and its subsidiaries (excluding CILCORP Infraservices Inc. and residual interests in ESE Land Corporation) as discontinued operations (see QST Discontinued Operations).

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.


                              Overview

The Company's earnings decreased by approximately 55% for the three months ended March 31, 2000, compared to the same period in 1999. This decrease was due primarily to approximately $3.6 million in goodwill amortization and $10.8 million in increased interest expense due to debt issued to fund the AES acquisition of CILCORP. These increased costs were partially offset by decreased payroll and related expenses following the Voluntary Early Retirement Programs. (For further discussion, refer to "Results of Operations".)


                     Forward-Looking Information

Forward-looking information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Certain material contingencies are also described in Note 2 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A. The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors; weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to our historical performance and changes in our historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental laws and compliance costs. Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries. CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.


                    Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are or are expected to be available to the Holding Company and its subsidiaries will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.


CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis. On March 31, 2000, CILCORP had committed bank lines of credit of $60 million, of which $40 million was used.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

The Company had $17.5 million of medium-term notes outstanding at March 31, 2000. With the issuance of the senior notes in October
1999, the Company can no longer issue debt under its medium-term note program.

CILCO

Capital expenditures totaled $9.6 million for the three months ended March 31, 2000. Capital expenditures are anticipated to be approximately $44 million for the remainder of 2000 and are currently estimated to be $55.9 million in 2001.

CILCO retired $30 million of medium-term notes in February 2000. CILCO is considering the redemption of $25 million of auction rate preferred stock in June 2000. CILCO expects to issue commercial paper periodically during 2000, and is currently authorized by its Board of Directors to issue up to $100 million of short-term debt. At March 31, 2000, committed bank lines of credit totaled $65 million, all of which were unused except in support of commercial paper issuance. CILCO had $29.9 million of commercial paper outstanding at March 31, 2000. During 2000, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2000 and 2001 capital expenditures primarily with funds provided by operations. CILCO is currently considering various options to refinance the matured medium-term notes and to redeem the auction rate preferred stock. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

At March 31, 2000, CIM had $24.6 million of outstanding debt owing to CILCORP.

CIM is committed to invest $16.6 million in affordable housing funds. Through March 31, 2000, CIM has paid $15.4 million to fund these commitments, $.1 million of which was paid during 2000. CIM expects to pay approximately $.4 million of the remaining $1.2 million commitment in 2000, and lesser amounts in each year thereafter through 2006. CIM does not plan to make additional investments beyond its current affordable housing commitments. CIM funds its commitments with cash borrowed from the Holding Company.

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

On March 9, 2000, CILCO filed with the ICC revised tariff sheets eliminating the collection of the customer transition charge effective March 17, 2000. At a March 15, 2000, hearing, the ICC approved CILCO's revised tariffs, thereby eliminating the collection of any customer transition charge. CILCO cannot re-establish the collection of a transition charge until it files and the ICC approves revised tariff sheets that reinstate a transition charge.

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

On June 30, 1999, Senate Bill 24 (a clarification and technical correction of the Customer Choice Law) was signed into law. This law allows certain utilities, including CILCO, to increase the Equity Cap by an additional 2% over the Equity Cap provided under the Customer Choice Law, for the period 2000 through 2004. The increase in the Equity Cap is allowed in exchange for these utilities offering choice of electricity suppliers to selected manufacturing customers on June 1, 2000, and to the remaining manufacturing customers on October 1, 2000, earlier than previously allowed under the Customer Choice Law. Utilities selecting this option also waive the right to seek a two-year extension on the collection of transition charges.
On April 13, 2000, CILCO filed revised tariff sheets with the ICC to make these selected customers eligible for choice on June 1, 2000, in order to increase the equity cap by 2%, as outlined in Senate Bill 24.

With the enactment of the Customer Choice Law, electric generation in Illinois will become deregulated and competitive. As a result, the accounting principles applicable to rate-regulated enterprises will no longer apply to the electric generation portion of CILCO's business.

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, CILCO has entered into multi-year contracts with customers representing approximately 50% of total 1999 electric kWh sales to non-residential customers. These contracts, which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.

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

The majority of CILCORP's energy sales at the end of March 31, 2000, were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Competition), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs. Thus, there is very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase.

The market risk inherent in the activities of CILCORP (exclusive of regulated Illinois tariff customers) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At March 31, 2000, CILCORP engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to supplement the Company's ability to generate electricity.

As of March 31, 2000, CILCORP has contracted to sell approximately 616,000 MWh of electricity through May 2001 at various fixed prices to non-regulated customers. These commitments have a notional value of approximately $17.5 million and a mark-to-market loss of approximately $1.9 million. CILCORP has also contracted to purchase power at various fixed prices through December 2005. The total of fixed-price purchased power subject to market risk is approximately 1,730,800 MWh, with a notional cost of approximately $59.6 million and a mark-to-market gain of approximately $39.3 million resulting in a fair value of approximately $98.9 million as of March 31, 2000. Since the majority of this power was purchased with the intent to supply non-regulated retail customers, the sales price may not be at the market and the company may potentially have realized gains significantly less than the $39.3 million. Electric financial open positions, used to hedge a portion of the above-mentioned purchases, include the sale of approximately 52,256 MWh with a mark-to-market loss of approximately $1.9 million, as of March 31, 2000. Additionally, CILCORP holds net open market price risk positions of approximately .07 Bcf of natural gas with a mark-to-market gain of approximately $13,000. See Note 3 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

                 Voluntary Early Retirement Programs

CILCO offered Voluntary Early Retirement Programs in 1999 that resulted in the retirement of 227 people and after-tax charges to earnings of $6.1 million and $16.6 million in the second and third quarters of 1999, respectively.

                        Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 2000 and 1999.

                                               Three Months Ended
                                                    March 31,
Components of Electric Operating Income           2000     1999
                                                  (In thousands)
                                                   (Unaudited)
Revenue:
  Electric retail                                $82,027 | $76,696
  Sales for resale                                 4,299 |   4,266
                                                 ------- | -------
     Total revenue                                86,326 |  80,962
                                                 ------- | -------
Cost of sales:                                           |
  Cost of fuel                                    28,999 |  24,231
  Purchased power                                  2,899 |   5,839
  Revenue taxes                                    4,785 |   4,643
                                                 ------- | -------
     Total cost of sales                          36,683 |  34,713
                                                 ------- | -------
Gross margin                                      49,643 |  46,249
                                                 ------- | -------
Operating expenses                                       |
  Other operation and maintenance                 18,495 |  19,250
  Depreciation and amortization                   12,201 |  12,432
  Other taxes                                      2,621 |   2,365
                                                 ------- | -------
     Total operating expenses                     33,317 |  34,047
                                                 ------- | -------
Total                                             16,326 |  12,202
                                                 ------- | -------
Fixed charges and other                                  |
  Interest on long-term debt                       3,235 |   3,433
  Allowance for funds used during                        |
      construction - debt                           (103)|     (11)
  Other interest                                     700 |     718
                                                 ------- | -------
     Total                                         3,832 |   4,140
                                                         |
Income before income taxes                        12,494 |   8,062
  Income taxes                                     4,360 |   2,148
                                                 ------- | -------
Electric income                                  $ 8,134 | $ 5,914
                                                 ======= | =======

Electric gross margin increased 7% for the three months ended
March 31, 2000, compared to the same period in 1999, due primarily to the sales mix and to decreased purchased power demand charges. Commercial gross margin increases were partially offset by lower gross margin amounts for residential and industrial customers. Commercial sales increased 5% for the three months ended March 31, 2000, compared to the same period in 1999, while residential and industrial sales decreased 5% and 2%, respectively. Retail kilowatt hour (kWh) sales decreased 1% for the three months ended March 31, 2000, compared to the first quarter of 1999. Heating degree days were 11% lower for the three months ended March 31, 2000, compared to the same period in 1999.

Sales for resale increased 1% for the first quarter of 2000, compared to the same period in 1999. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel increased 20% in the first quarter of 2000 compared to the same period in 1999. Purchased power decreased 40% for the quarter ended March 31, 2000, compared to the same period in 1999. The May 1999 settlement with AmerenCIPS (CIPS) contributed to this decrease through the elimination of disputed capacity reservation obligations. CILCO incurred approximately $1.2 million of CIPS demand charges in the first quarter of 1999. As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July and $23 million remained unrecovered at the end of July. CILCO's FAC allows it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers may elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense. At March 31, 2000, underrecovered fuel and purchased power costs, including the unbilled portion of the July purchased power cost, totaled $6.9 million.

The ICC will conduct its routine review of the FAC in 2000 and will determine the prudency of CILCO's electricity purchases. Any amount of the additional $23 million of July 1999 electricity purchases ultimately determined to be imprudent by the ICC would not be recoverable from CILCO's customers, and therefore would be expensed by CILCO on its income statement. CILCO currently believes these costs to be recoverable through the FAC. A significant disallowance of these costs by the ICC would be material to CILCO's results of operation.

Electric operation and maintenance expense decreased 4% for the three months ended March 31, 2000, compared to the same period in 1999.
The decrease for the quarter was mainly due to decreased pension, medical and payroll expenses due to the 1999 early retirement programs, partially offset by increased power plant maintenance, tree trimming, and customer billing system costs.

Fixed charges and other expenses decreased 7% for the three months ended March 31, 2000, compared to the same period in 1999.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 2000 and 1999.

                                               Three Months Ended
                                                    March 31,
Components of Gas Operating Income              2000        1999
                                                 (In thousands)
                                                   (Unaudited)
Revenue:
  Sale of gas                                    $68,773 | $75,433
  Transportation services                          1,371 |   1,364
                                                 ------- | -------
     Total revenue                                70,144 |  76,797
                                                 ------- | -------
Cost of sales:                                           |
  Cost of gas                                     40,932 |  44,687
  Revenue taxes                                    3,631 |   3,751
                                                 ------- | -------
     Total cost of sales                          44,563 |  48,438
                                                 ------- | -------
Gross margin                                      25,581 |  28,359
                                                 ------- | -------
Operating expenses                                       |
  Other operation and maintenance                  7,368 |   8,452
  Depreciation and amortization                    5,208 |   5,628
  Other taxes                                        830 |     802
                                                 ------- | -------
     Total operating expenses                     13,406 |  14,882
                                                 ------- | -------
Total                                             12,175 |  13,477
                                                 ------- | -------
Fixed charges and other                                  |
  Interest on long-term debt                       1,296 |   1,375
  Other interest expense                             281 |     287
                                                 ------- | -------
     Total                                         1,577 |   1,662
                                                         |
Income before income taxes                        10,598 |  11,815
  Income taxes                                     4,222 |   4,747
                                                 ------- | -------
Gas income                                       $ 6,376 | $ 7,068
                                                 ======= | =======

Gas gross margin decreased 10% for the first quarter ended March 31, 2000, compared to the same period in 1999. Residential and commercial sales volumes decreased 17% and 10%, respectively, for the quarter ended March 31, 2000, primarily due to warmer weather. Heating degree days were 11% lower for the quarter ended March 31, 2000, compared to the same period in 1999. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services increased 1% while gas transportation sales volumes decreased 2% for the first quarter ended March 31, 2000, compared to the same period in 1999. Decreases in lower margin industrial gas transportation sales were offset by increases in higher margin commercial gas transportation sales.

The cost of gas decreased 8% for the quarter ended March 31, 2000, compared to the same period in 1999, due to decreased gas sales offset partially by higher natural gas prices. These changes were passed through to customers via the PGA.

Gas operation and maintenance expense decreased 13% for the three months ended March 31, 2000, compared to the same period in 1999.
The decrease for the three months ended March 31, 2000, was primarily due to decreased pension, medical and payroll expenses due to the 1999 early retirement programs, partially offset by an increase in customer billing system costs.

Income taxes expense decreased for the three months ended March 31, 2000, due to lower pre-tax operating income.

Fixed charges and other expenses decreased 5% for the three months ended March 31, 2000, compared to the same period in 1999.

CILCO Other Operations

The following table summarizes other income and deductions for the three months ended March 31, 2000 and 1999.

Components of Other Income                      Three Months Ended
  and Deductions                                     March 31,
                                                  2000       1999
                                                  (In thousands)
                                                    (Unaudited)
Revenue                                          $ 8,341 | $   848
Expense                                           (7,808)|  (1,201)
                                                 ------- | -------
Gross margin                                         533 |    (353)
                                                 ------- | -------
Other income and deductions:                             |
Interest income                                       43 |      78
Amortization                                          -- |    (216)
Operating expenses                                  (321)|    (386)
Other taxes                                           (1)|      (1)
Preferred stock dividends                           (840)|    (797)
Other                                               (275)|    (247)
                                                 ------- | -------
Total other income and deductions                 (1,394)|  (1,569)
                                                         |
Income (loss) before taxes                          (861)|  (1,922)
Income taxes (benefit)                              (354)|    (650)
                                                 ------- | -------
      Other income (loss)                        $  (507)| $(1,272)
                                                 ======= | =======

Gross margin increased for the three months ended March 31, 2000, primarily due to increased nonregulated electricity sales in Illinois outside of CILCO's service territory. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST and to other customers eligible under the Customer Choice Law.

Other Businesses Operations

The following table summarizes the components of Other Businesses income (loss) for the three months ended March 31, 2000 and 1999.

Components of Other Businesses                   Three Months Ended
Net Income (Loss)                                    March 31,
                                                  2000        1999
                                                   (In thousands)
                                                    (Unaudited)
Revenue:
Leveraged lease revenue                          $ 3,315 | $ 1,957
Interest income                                       54 |      29
Gas marketing revenue                              2,309 |   7,090
Other revenue                                        591 |     477
                                                 ------- | -------
   Total revenue                                   6,269 |   9,553
                                                         |
Expenses:                                                |
   Gas purchased for resale                        2,131 |   6,084
  Operating expenses                                 663 |   1,319
  Depreciation and amortization                    3,612 |      45
  Interest expense                                11,831 |   1,399
  Other taxes                                        112 |       5
                                                 ------- | -------
  Total expenses                                  18,349 |   8,852
                                                         |
Income (loss) before income taxes                (12,080)|     701
   Income tax benefit                             (3,786)|    (196)
                                                 ------- | -------
Other businesses net income (loss)               $(8,294)| $   897
                                                 ======= | =======

Leveraged lease revenues increased 69% for the three months ended
March 31, 2000, primarily due to the renegotiation of the Company's dragline lease.

Gas marketing revenues and gas purchased for resale expense decreased significantly due to decreased gas marketing sales.

Interest expense increased for the three months ended March 31, 2000, due to interest on the senior notes and bonds issued in October 1999 to acquire CILCORP. Depreciation and amortization is higher due to $3.6 million amortization of goodwill resulting from AES' acquisition price in excess of the fair value of CILCORP's assets and liabilities.

The income tax benefit increased in the three months ended March 31, 2000, compared to the corresponding period in 1999, primarily due to lower net income resulting from the acquisition debt interest expense.

QST Enterprises Discontinued Operations


QST Enterprises and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond, and recorded loss provisions for the discontinued energy operations. The remaining loss provision at March 31, 2000, was approximately $400,000.

The results of QST Enterprises and its past and present subsidiaries
- QST Environmental and QST Energy - are reported in 2000 and prior periods as discontinued operations. The table below shows the components of the discontinued operations.

Income from operations of discontinued businesses, net of tax:

                                          Three Months Ended
                                               March 31,
                                             2000      1999
                                            (In thousands)
                                              (Unaudited)
QST Enterprises (excluding QST                    |
  Environmental)                           $    --|  $    --
QST Environmental, net of tax of $45              |
                                                --|       28
                                           -------|  -------
                                           $    --|  $    28
                                           =======|  =======

QST Enterprises' (excluding QST Environmental) financial results for the periods shown were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of California. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at March 31, 2000, for these two customers, totaled $15.4 million, excluding interest of approximately $1.6 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations" in the Company's 1999 Annual Report on Form 10-K (the "1999 Form 10-K") and to "Note 2. Contingencies" and "QST
Enterprises Discontinued Operations", herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

    None


Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

   None

                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CILCORP Inc.
                                                  (Registrant)



Date  May 10, 2000
                                                  P. D. Stinson
                                                  P. D. Stinson
                                                    President



Date  May 10, 2000
                                                  T. D. Hutchinson
                                                  T. D. Hutchinson
                                                Controller and Chief
                                                 Financial Officer

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date  May 10, 2000
                                     P. D. Stinson
                                     P. D. Stinson
                                       President



Date  May 10, 2000
                                     T. D. Hutchinson
                                     T. D. Hutchinson
                                   Controller and Chief
                                     Financial Officer