Form 10-Q
period 2000-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2000-08-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly period ended June 30, 2000

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


CILCORP Inc.   Common stock, no par value,
               shares outstanding and privately
               held by The AES Corporation
               at June 30, 2000                                1,000

CENTRAL ILLINOIS LIGHT COMPANY
               Common stock, no par value,
               shares outstanding and privately
               held by CILCORP Inc. at June 30, 2000      13,563,871







                                  1

                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
            FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                INDEX

                                                              Page No.
PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                           3-5

            Consolidated Statements of Operations                  6

            Consolidated Statements of Cash Flows                 7-8

            Statements of Segments of Business                    9-12

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                          13-14

            Consolidated Statements of Income                      15

            Consolidated Statements of Cash Flows                16-17

          Notes to Consolidated Financial Statements
               CILCORP Inc. and Central Illinois Light Company   18-20

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            CILCORP Inc. and Central Illinois Light Company      21-34

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                        35

Item 5:   Other Information                                        35

Item 6:   Exhibits and Reports on Form 8-K                         35

Signatures

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                              June 30,  December 31,
                                                2000       1999
ASSETS                                        (Unaudited)
Current assets:
Cash and temporary cash investments          $    4,252 $   11,220
Receivables, less reserves of
  $1,260 and $1,296                              64,848     60,072
Accrued unbilled revenue                         26,585     35,526
Fuel, at average cost                            14,029     14,392
Materials and supplies, at
  average cost                                   16,839     16,165
Gas in underground storage, at
  average cost                                   14,391     21,196
FAC underrecoveries                               5,135     12,024
Prepayments and other                            13,078      8,946
                                             ---------- ----------
   Total current assets                         159,157    179,541
                                             ---------- ----------
Investments and other property:
Investment in leveraged leases                  140,132    143,697
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $57,520 and $53,558             2,656      3,106
Other investments                                23,827     24,113
                                             ---------- ----------
   Total investments and other
     property                                   166,615    170,916
                                             ---------- ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                     631,948    624,889
   Gas                                          210,746    208,520
                                             ---------- ----------
                                                842,694    833,409
Less - accumulated provision for
  depreciation                                   39,763      8,898
                                             ---------- ----------
                                                802,931    824,511
Construction work in progress                    50,034     38,068
Other, net of depreciation                          220        298
                                             ---------- ----------
   Total property, plant and
       equipment                                853,185    862,877
                                             ---------- ----------
Other assets
Goodwill, net of accumulated
   amortization of $10,026 and $2,881           564,160    569,983
Other                                            60,803     47,636
                                             ---------- ----------

  Total other assets                            624,963    617,619
                                             ---------- ----------
   Total assets                              $1,803,920 $1,830,953
                                             ========== ==========

                                      3


The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                               June 30,    December 31,
                                                 2000        1999
LIABILITIES AND STOCKHOLDERS' EQUITY          (Unaudited)
Current liabilities:
Current portion of long-term debt            $      --  $   30,000
Notes payable                                    99,700     91,900
Accounts payable                                 51,498     41,429
Accrued taxes                                     7,350     14,670
Accrued interest                                 16,887     18,296
PGA overrecoveries                                2,465        127
Other                                             3,560      5,742
                                             ---------- ----------
    Total current liabilities                   181,460    202,164
                                             ---------- ----------
Long-term debt                                  738,457    730,434
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               239,414    237,557
Regulatory liability of regulated
  subsidiary                                     22,453     31,367
Deferred investment tax credits                  16,975     17,791
Other                                            74,372     77,432
                                             ---------- ----------
    Total deferred credits and
       other liabilities                        353,214    364,147
                                             ---------- ----------
Preferred stock of subsidiary                    66,120     66,120
                                             ---------- ----------
Stockholders' equity:
Common stock, no par value;
  authorized 10,000 shares -
  outstanding 1,000 shares                           --         --
Additional Paid-in Capital                      468,833    468,833
Retained deficit                                 (4,164)      (745)
                                             ---------- ----------
    Total stockholders' equity                  464,669    468,088
                                             ---------- ----------
Commitments and contingencies

    Total liabilities and
       stockholders' equity                  $1,803,920 $1,830,953
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC AND SUBSIDIARIES
                Consolidated Statements of Operations
                           (In thousands)
                             (Unaudited)
                             Three Months Ended    Six Months Ended
                                  June 30,            June 30,
                               2000       1999      2000       1999
Revenue:
CILCO Electric                 $ 94,920  |$ 88,044 $181,246  |$169,006
CILCO Gas                        32,810  |  25,569  102,954  | 102,366
CILCO Other                      10,469  |     916   18,853  |   1,842
Other businesses                  5,434  |   5,738   11,703  |  15,291
                               --------  |-------- --------  |--------
   Total                        143,633  | 120,267  314,756  | 288,505
                               --------  |-------- --------  |--------
Operating expenses:                      |                   |
Fuel for generation and                  |                   |
  purchased power                49,419  |  27,638   88,672  |  58,343
Gas purchased for resale         20,499  |  14,234   63,562  |  65,005
Other operations and maintenance 29,305  |  42,591   56,605  |  72,564
Depreciation and amortization    21,281  |  16,160   42,302  |  34,481
Taxes, other than income taxes    8,598  |   9,349   20,578  |  20,916
                               --------  |-------- --------  |--------
   Total                        129,102  | 109,972  271,719  | 251,309
                               --------  |-------- --------  |--------
Fixed charges and other:                 |                   |
Interest expense                 17,243  |   7,128   34,586  |  14,340
Preferred stock dividends of             |                   |
  subsidiary                      1,058  |     773    1,898  |   1,570
Allowance for funds used                 |                   |
  during construction               (99) |     (15)    (202) |     (26)
Other                               246  |     259      521  |     506
                               --------  |-------- --------  |--------
   Total                         18,448  |   8,145   36,803  |  16,390
                               --------  |-------- --------  |--------
Income (loss) from continuing            |                   |
  oper. before income taxes      (3,917) |   2,150    6,234  |  20,806
Income taxes                       (988) |   1,066    3,454  |   7,115
                               --------  |-------- --------  |--------
   Net income (loss) from                |                   |
     continuing operations       (2,929) |   1,084    2,780  |  13,691
Loss from operations of                  |                   |
  discontinued business, net of          |                   |
  tax of $(266) and $(221)           --  |    (435)      --  |    (407)
                               --------  |-------- --------  |--------
   Net income (loss)           $ (2,929) |$    649 $  2,780  |$ 13,284
                               ========  |======== ========  |========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                  Six Months Ended
                                                      June 30,
                                                   2000      1999
Cash flows from operating activities:
Net income before preferred dividends            $  4,678  |$ 15,261
                                                 --------  |--------
Adjustments to reconcile net income to net                 |
  cash provided by operating activities:                   |
  Non-cash lease income and investment income      (4,598) |  (3,299)
  Cash receipts in excess of debt service                  |
    on leases                                       8,315  |   7,326
  Depreciation and amortization                    42,302  |  34,481
  Deferred income taxes, investment tax credit             |
    and regulatory liability of subsidiary, net    (7,873) |  (8,748)
Changes in operating assets and liabilities:               |
  Decrease in accounts receivable and                      |
    accrued unbilled revenue                        6,606  |   7,719
  Decrease in inventories                           6,493  |  11,374
  Increase (decrease) in accounts payable          11,356  | (20,337)
  (Decrease) increase in accrued taxes            (10,913) |     934
  (Increase) decrease in other assets             (11,732) |   1,700
  (Decrease) increase in other liabilities         (4,314) |   8,339
                                                 --------  |--------
  Total adjustments                                35,642  |  39,489
                                                 --------  |--------
  Net cash provided by operating activities                |
    from continuing operations                     40,320  |  54,750
                                                 --------  |--------
  Net cash provided (used) by operating                    |
    activities of discontinued operations            (134) |   8,112
                                                 --------  |--------
  Cash flow from operations                        40,186  |  62,862
                                                 --------  |--------
Cash flows from investing activities:                      |
Additions to plant                                (23,831) | (27,311)
Proceeds from sale of discontinued operations          --  |  17,376
Other                                              (1,025) |  (4,012)
                                                 --------  |--------
  Net cash used by investing activities                    |
    from continuing operations                    (24,856) | (13,947)
                                                 --------  |--------
  Net cash used by investing activities                    |
    from discontinued operations                       --  |  (4,838)
                                                 --------  |--------
  Cash flow from investing activities             (24,856) | (18,785)
                                                 --------  |--------







                                  7

Cash flow from financing activities:
Net increase (decrease) in short-term debt          7,800  | (22,900)
Net decrease in long-term debt                    (22,000) |    (994)
Common dividends paid                              (6,200) | (16,741)
Preferred dividends paid                           (1,898) |  (1,570)
                                                 --------  |--------
   Cash flow from financing activities            (22,298) | (42,205)
                                                 --------  |--------
Net increase (decrease) in cash and                        |
  temporary cash investments:                      (6,968) |   1,872
Cash and temporary cash investments                        |
  at beginning of year:                            11,220  |   1,669
                                                 --------  |--------
Cash and temporary cash investments at                     |
  June 30                                        $  4,252  |$  3,541
                                                 ========  |========
Supplemental disclosures of cash flow                      |
  information:                                             |
                                                           |
Cash paid during the period for:                           |
                                                           |
   Interest                                      $ 36,479  |$ 13,832
                                                           |
   Income taxes                                  $ 15,950  |$ 10,872

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended June 30, 2000
                CILCO      CILCO    CILCO     Other    Discont.
               Electric     Gas     Other   Businesses Operatns.   Total
                                   (In thousands)
Revenues        $ 94,920 $ 32,810 $10,443   $   5,395 $        $  143,568
Interest income       --       --      26          39       --         65
                -------- -------- -------   --------- -------- ----------
  Total           94,920   32,810  10,469       5,434       --    143,633
                -------- -------- -------   --------- -------- ----------
Operating
  expenses        64,832   26,772  12,021       4,196       --    107,821
Depreciation and
  amortization    12,372    5,296      --       3,613       --     21,281
                -------- -------- -------   --------- -------- ----------
  Total           77,204   32,068  12,021       7,809       --    129,102
                -------- -------- -------   --------- -------- ----------
Interest expense   3,818    1,529      --      11,896       --     17,243
Preferred stock
  dividends           --       --   1,058          --       --      1,058
Fixed charges &
  other expenses     (99)      --     246          --       --        147
                -------- -------- -------   --------- -------- ----------
  Total            3,719    1,529   1,304      11,896       --     18,448
                -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes    13,997     (787) (2,856)    (14,271)      --     (3,917)
Income taxes       4,961     (303) (1,011)     (4,635)      --       (988)
                -------- -------- -------   --------- -------- ----------
Net income from
  continuing
  operations       9,036     (484) (1,845)     (9,636)      --     (2,929)
Effect of
  discontinued
  operations          --       --      --          --       --         --
                -------- -------- -------   --------- -------- ----------
Segment net
  income        $  9,036 $   (484)$(1,845)  $  (9,636)$     -- $   (2,929)
                ======== ======== =======   ========= ======== ==========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended June 30, 1999
                 CILCO     CILCO   CILCO     Other     Discont.
                Electric    Gas    Other   Businesses Operatns.   Total
                                     (In thousands)
Revenues        $ 88,044 $ 25,569 $   881   $   5,711 $        $  120,205
Interest income       --       --      35          27       --         62
                -------- -------- -------   --------- -------- ----------
  Total           88,044   25,569     916       5,738       --    120,267
                -------- -------- -------   --------- -------- ----------
Operating
  expenses        64,159   21,321   1,573       6,759       --     93,812
Depreciation and
  amortization    11,354    4,547     216          43       --     16,160
                -------- -------- -------   --------- -------- ----------
  Total           75,513   25,868   1,789       6,802       --    109,972
                -------- -------- -------   --------- -------- ----------
Interest expense   4,082    1,603      --       1,443       --      7,128
Preferred stock
  dividends           --       --     773          --       --        773
Fixed charges &
  other expenses     (15)      --     259          --       --        244
                -------- -------- -------   --------- -------- ----------
  Total            4,067    1,603   1,032       1,443       --      8,145
                -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes     8,464   (1,902) (1,905)     (2,507)      --      2,150
Income taxes       3,167     (703)   (717)       (681)      --      1,066
                -------- -------- -------   --------- -------- ----------
Net income from
  continuing
  operations       5,297   (1,199) (1,188)     (1,826)      --      1,084
                -------- -------- -------   --------- -------- ----------
Effect of
  discontinued
  operations          --       --      --          --     (435)      (435)
                -------- -------- -------   --------- -------- ----------
Segment net
  income        $  5,297 $ (1,199)$(1,188)  $  (1,826)$   (435)$      649
                ======== ======== =======   ========= ======== ==========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Six Months Ended June 30, 2000
                  CILCO    CILCO   CILCO     Other     Discont.
                 Electric   Gas    Other   Businesses Operatns.   Total
                                   (In thousands)
Revenues        $181,246 $102,954 $18,784   $  11,610 $        $  314,594
Interest income       --       --      69          93       --        162
                -------- -------- -------   --------- -------- ----------
  Total          181,246  102,954  18,853      11,703       --    314,756
                -------- -------- -------   --------- -------- ----------
Operating
  expenses       122,631   79,533  20,151       7,102       --    229,417
Depreciation and
  amortization    24,573   10,504      --       7,225       --     42,302
                -------- -------- -------   --------- -------- ----------
  Total          147,204   90,037  20,151      14,327       --    271,719
                -------- -------- -------   --------- -------- ----------
Interest expense   7,753    3,106      --      23,727       --     34,586
Preferred stock
  dividends           --       --   1,898          --       --      1,898
Fixed charges &
  other expenses    (202)      --     521          --       --        319
                -------- -------- -------   --------- -------- ----------
  Total            7,551    3,106   2,419      23,727       --     36,803
                -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes    26,491    9,811  (3,717)    (26,351)      --      6,234
Income taxes       9,321    3,919  (1,365)     (8,421)      --      3,454
                -------- -------- -------   --------- -------- ----------
Net income from
  continuing
  operations      17,170    5,892  (2,352)    (17,930)      --      2,780
Effect of
  discontinued
  operations          --       --      --          --       --         --
                -------- -------- -------   --------- -------- ----------
Segment net
  income        $ 17,170 $  5,892 $(2,352)  $ (17,930)$     -- $    2,780
                ======== ======== =======   ========= ======== ==========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Six Months Ended June 30, 1999
                 CILCO    CILCO    CILCO     Other     Discont.
                Electric   Gas     Other   Businesses Operatns.   Total
                                  (In thousands)
Revenues        $169,006 $102,366 $ 1,729   $  15,235 $        $  288,336
Interest income       --       --     113          56       --        169
                -------- -------- -------   --------- -------- ----------
  Total          169,006  102,366   1,842      15,291       --    288,505
                -------- -------- -------   --------- -------- ----------
Operating
  expenses       120,487   79,013   3,161      14,167       --    216,828
Depreciation and
  amortization    23,786   10,175     432          88       --     34,481
                -------- -------- -------   --------- -------- ----------
  Total          144,273   89,188   3,593      14,255       --    251,309
                -------- -------- -------   --------- -------- ----------
Interest expense   8,233    3,265      --       2,842       --     14,340
Preferred stock
  dividends           --       --   1,570          --       --      1,570
Fixed charges &
  other expenses     (26)      --     506          --       --        480
                -------- -------- -------   --------- -------- ----------
  Total            8,207    3,265   2,076       2,842       --     16,390
                -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes    16,526    9,913  (3,827)     (1,806)      --     20,806
Income taxes       5,315    4,044  (1,367)       (877)      --      7,115
                -------- -------- -------   --------- -------- ----------
Net income from
  continuing
  operations      11,211    5,869  (2,460)       (929)      --     13,691
Effect of
  discontinued
  operations          --       --      --          --     (407)      (407)
                -------- -------- -------   --------- -------- ----------
Segment net
  income        $ 11,211 $  5,869 $(2,460)  $    (929)$   (407)$   13,284
                ======== ======== =======   ========= ======== ==========

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)
                                            June 30,    December 31,
ASSETS                                        2000          1999
                                           (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,270,248  $1,263,190
  Gas                                           434,113     431,887
                                             ----------  ----------
                                              1,704,361   1,695,077
  Less - accumulated provision
    for depreciation                            901,430     870,566
                                             ----------  ----------
                                                802,931     824,511
Construction work in progress                    50,034      38,068
                                             ----------  ----------
     Total utility plant                        852,965     862,579
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $57,520 and $53,558)            2,656       3,106
Other                                             1,192       1,179
                                             ----------  ----------
     Total other property and
       investments                                3,848       4,285
                                             ----------  ----------
Current assets:
Cash and temporary cash investments               2,830       8,548
Receivables, less reserves of
  $1,260 and $1,296                              45,583      42,410
Accrued unbilled revenue                         25,069      35,071
Fuel, at average cost                            14,029      14,392
Materials and supplies,
  at average cost                                16,464      15,967
Gas in underground storage,
  at average cost                                14,391      21,196
Prepaid taxes                                     6,778       6,165
FAC underrecoveries                               5,135      12,024
Other                                            13,000       8,854
                                             ----------  ----------
     Total current assets                       143,279     164,627
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               2,813       2,941
Unamortized debt expense                          1,488       1,552
Prepaid pension cost                                308         259
Other                                            26,974      20,037
                                             ----------  ----------
     Total deferred debits                       31,583      24,789
                                             ----------  ----------
Total assets                                 $1,031,675  $1,056,280
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                                 13

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                              June 30,   December 31,
CAPITALIZATION AND LIABILITIES                  2000        1999
                                            (Unaudited)
Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661 $  185,661
Additional Paid-in Capital                       27,000     27,000
Retained earnings                               126,275    121,564
Accumulated other comprehensive income              (60)       (60)
                                             ---------- ----------
        Total common stockholder's equity       338,876    334,165
Preferred stock without mandatory
  redemption                                     44,120     44,120
Preferred stock with mandatory redemption        22,000     22,000
Long-term debt                                  245,957    237,934
                                             ---------- ----------
         Total capitalization                   650,953    638,219
                                             ---------- ----------
Current liabilities:
Current maturities of long-term debt                 --     30,000
Notes payable                                    56,700     46,900
Accounts payable                                 40,859     35,859
Accrued taxes                                    13,449     25,520
Accrued interest                                  7,802      9,485
PGA overrecoveries                                2,465        127
Level payment plan                                    1        956
Other                                             3,487      4,714
                                             ---------- ----------
         Total current liabilities              124,763    153,561
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               139,795    136,077
Regulatory liability                             22,453     31,367
Deferred investment tax credit                   16,975     17,792
Capital lease obligation                            906      1,183
Other                                            75,830     78,081
                                             ---------- ----------
         Total deferred credits and
           other liabilities                    255,959    264,500
                                             ---------- ----------
Total capitalization and
  liabilities                                $1,031,675 $1,056,280
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                              Three Months Ended  Six Months Ended
                                    June 30,         June 30,
                                2000      1999    2000       1999
Operating revenue:
Electric                       $ 94,920 |$ 88,044 $181,246 |$169,006
Gas                              32,810 |  25,569  102,954 | 102,366
                               -------- |-------- -------- |--------
Total operating revenues        127,730 | 113,613  284,200 | 271,372
                               -------- |-------- -------- |--------
Operating expenses:                     |                  |
Cost of fuel                     23,148 |  21,030   52,147 |  45,261
Cost of gas                      17,474 |  11,131   58,406 |  55,818
Purchased power                  15,000 |   6,083   17,899 |  11,922
Other operations and maintenance 27,393 |  37,898   53,256 |  65,600
Depreciation and amortization    17,668 |  15,901   35,077 |  33,961
Income taxes                      4,658 |   2,464   13,240 |   9,359
Other taxes                       8,589 |   9,338   20,456 |  20,899
                               -------- |-------- -------- |--------
      Total operating expenses  113,930 | 103,845  250,481 | 242,820
                               -------- |-------- -------- |--------
Operating income                 13,800 |   9,768   33,719 |  28,552
                               -------- |-------- -------- |--------
Other income and deductions:            |                  |
Company-owned life insurance, net  (246)|    (259)    (521)|    (506)
Other, net                         (541)|    (156)      67 |    (384)
                               -------- |-------- -------- |--------
      Total other income and            |                  |
        (deductions)               (787)|    (415)    (454)|    (890)
                               -------- |-------- -------- |--------
Income before interest expense   13,013 |   9,353   33,265 |  27,662
                               -------- |-------- -------- |--------
Interest expenses:                      |                  |
Interest on long-term debt        4,329 |   4,809    8,860 |   9,617
Cost of borrowed funds                  |                  |
  capitalized                       (99)|     (15)    (202)|     (26)
Other                             1,018 |     876    1,999 |   1,881
                               -------- |-------- -------- |--------
Total interest expense            5,248 |   5,670   10,657 |  11,472
                               -------- |-------- -------- |--------
Net income before preferred             |                  |
  dividends                       7,765 |   3,683   22,608 |  16,190
                               -------- |-------- -------- |--------
Dividends on preferred stock      1,058 |     773    1,898 |   1,570
                               -------- |-------- -------- |--------
Net income available for                |                  |
  common stock                 $  6,707 |$  2,910 $ 20,710 |$ 14,620
                               ======== |======== ======== |========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)
                                                  Six Months Ended
                                                      June 30,
                                                  2000       1999
                                                  (In thousands)
                                                    (Unaudited)
Cash flows from operating activities:
Net income before preferred dividends            $ 22,608  |$ 16,190
                                                           |
Adjustments to reconcile net income to                     |
  cash provided by operating activities:                   |
   Depreciation and amortization                   35,077  |  34,394
   Deferred income taxes, investment tax                   |
     credit and regulatory liability, net          (6,013) |  (8,240)
Changes in operating assets and liabilities:               |
   (Increase) decrease in accounts receivable      (3,173) |   2,593
   Decrease in fuel, materials and supplies,               |
     and gas in underground storage                 6,672  |  11,437
   Decrease in unbilled revenue                    10,001  |   3,778
   Increase (decrease) in accounts payable          4,999  | (18,302)
(Decrease) increase in accrued taxes and interest (13,755) |     537
Capital lease payments                                323  |     323
Decrease (increase) in other current assets         2,130  |  (6,842)
Increase (decrease) in other current liabilities      157  |  (2,377)
Increase (decrease) in other non-current assets    (6,083) |   4,425
(Decrease) increase in other non-current liab.     (1,746) |  11,829
                                                 --------  |--------
  Net cash provided by operating activities        51,197  |  49,745
                                                 --------  |--------
Cash flows from investing activities:                      |
Capital expenditures                              (23,831) | (26,587)
Cost of equity funds capitalized                       --  |      --
Other                                              (2,664) |    (678)
                                                 --------  |--------
  Net cash used in investing activities           (26,495) | (27,265)
                                                 --------  |--------
Cash flow from financing activities:                       |
Common dividends paid                             (16,000) | (16,741)
Preferred dividends paid                           (1,897) |  (1,570)
Payments on capital lease obligation                 (323) |    (323)
Increase (decrease) in short-term borrowing         9,800  |  (1,300)
Long-term debt retired                            (30,000) |      --
Long-term debt issued                               8,000  |      --
                                                 --------  |--------
  Net cash used in financing activities           (30,420) | (19,934)
                                                 --------  |--------
Net increase in cash and temporary                         |
  cash investments                                 (5,718) |   2,546
                                                           |
Cash and temporary cash investments at                     |
  beginning of year                                 8,548  |   1,362
                                                 --------  |--------
Cash and temporary cash investments at                     |
  June 30                                        $  2,830  |$  3,908
                                                 ========  |========

                                       16

Supplemental disclosures of cash                           |
  flow information:                                        |
                                                           |
Cash paid during the period for:                           |
                                                           |
   Interest (net of cost of borrowed                       |
     funds capitalized)                         $  13,211  |$ 12,397
                                                           |
   Income taxes                                 $  30,391  |$ 19,308

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Environmental Inc. (QST Environmental), QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns directly or indirectly 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental in the second quarter of 1999. Prior year amounts have been reclassified on a basis consistent with the 2000 presentation.

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


NOTE 2.  Contingencies

Union Contracts

On August 3, 2000, CILCO and the International Brotherhood of Electrical Workers Local 51 (IBEW) agreed to extend the existing contract through July 1, 2002. The contract provides for 3% wage increases, in each of the two years of the extension, retroactive to July 1, 2000. The IBEW represents approximately 376 CILCO gas and electric department people. The National Conference of Firemen and

Oilers Local 8 (NCF&O) ratified its current contract with the Company on October 23, 1998. The current contract expires on July 1, 2001. The NCF&O represents approximately 171 CILCO power plant people.

Other

Refer also to "Results of Operations - CILCO Electric Operations" for a discussion of unrecovered generation and purchased power costs incurred during July 1999, and to "Results of Operations - QST
Discontinued Operations" for details regarding accounts receivable balances with two former customers.


NOTE 3.  Accounting for Price Risk Management Activities

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market risk associated with fluctuations in the price of natural gas and electricity. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas and electricity. CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net gain/loss reflected in operating results from derivative financial instruments for the quarter ended June 30, 2000, was a $76,160 gain for natural gas and a $1.2 million loss for electricity.

As of June 30, 2000, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of .19 Bcf and natural gas sales of .51 Bcf for commitments through June 2001. The net deferred loss and carrying amount on these fixed-price derivatives at June 30, 2000, was approximately $1,000.

As of June 30, 2000, CILCORP had fixed-price derivative financial instruments representing hedges of electricity sales of 34,592 megawatts for commitments through August 2000. The net deferred loss and carrying amount on these fixed-price derivatives at June 30, 2000, was approximately $2.0 million.


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

The fair value of these derivatives would be recognized as assets or liabilities on the balance sheet, consistent with the current accounting treatment for certain freestanding derivatives. The Company has not yet quantified the other effects on the financial statements of adopting SFAS 133. The final adoption could increase volatility in earnings and other comprehensive income. CILCORP continues to analyze the effects of adoption of the rules promulgated by SFAS 133. The Company is in the process of preparing a comprehensive inventory of all derivatives that will be subject to disclosure under SFAS 133.

The FASB issued an amendment to SFAS 133 on June 15, 2000, that expands the normal purchase and normal sales exception. This amendment may place the majority of the Company's normal physical energy purchases and sales outside the scope of the statement. In addition, the Company holds no interest rate or foreign currency swap positions as of June 30, 2000. The Company does utilize commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. See Note 3 for the mark-to-market gain or loss, as of June 30, 2000, that would appear in current operating income if the SFAS 133 requirements for hedge accounting are not met. The Company believes that it has implemented procedures to formally designate and document hedge relationships in accordance with the hedge accounting provisions of SFAS 133.

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

Financial results reflect application of the purchase method of accounting to the merger. Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed. The allocation of the purchase price is based on preliminary estimates and is subject to change. Any excess purchase price over the fair value of the assets acquired and the liabilities assumed is allocated to goodwill. As a result, CILCORP recorded purchase accounting fair value adjustments to 1) adjust plant to its net fair value, 2) adjust pension and other post-retirement liabilities, and 3) record goodwill. Of these adjustments, the primary effect of purchase accounting was to record approximately $573 million of goodwill which is being amortized over 40 years. The adjustments are reflected on CILCORP's financial statements as of the merger date, but were not "pushed down" to CILCORP's subsidiaries. Accordingly, CILCORP's post-merger financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-merger and post-merger periods, separated by a heavy black line. For discussion throughout this document, pre-merger and post-merger activity unaffected by the merger is compared. See "Overview" for a discussion of operating effects of the merger.

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

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Competition). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois customers outside its traditional Central Illinois service territory. As a result of these events, the Company is reporting the results of QST and its subsidiaries (excluding CILCORP Infraservices Inc. and residual interests in ESE Land Corporation) as discontinued operations (see Results of Operations - QST Enterprises Discontinued Operations).

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.

                              Overview

The Company's earnings decreased by approximately 80% for the six months ended June 30, 2000, compared to the same period in 1999.
This decrease was due primarily to approximately $7.1 million in goodwill amortization and $21.5 million in increased interest expense due to debt issued to fund the AES acquisition of CILCORP. These increased costs were partially offset by decreased payroll and related expenses following the Voluntary Early Retirement Programs. (For further discussion, refer to "Results of Operations".)


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


CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis. On June 30, 2000, CILCORP had committed bank lines of credit of $60 million, of which $43 million was used.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

The Company had $17.5 million of medium-term notes outstanding at June 30, 2000. With the issuance of the senior notes in October
1999, the Company can no longer issue debt under its medium-term note program.

CILCO

Capital expenditures totaled $23.8 million for the six months ended June 30, 2000. Capital expenditures are anticipated to be approximately $29.8 million for the remainder of 2000 and are currently estimated to be $55.9 million in 2001.

CILCO retired $30 million of medium-term notes in February 2000. In April 2000, CILCO incurred a total of $8 million in bank debt to finance two power module projects. CILCO redeemed $25 million of auction rate preferred stock in July 2000. CILCO expects to issue commercial paper periodically during 2000, and is currently authorized by its Board of Directors to issue up to $100 million of short-term debt. At June 30, 2000, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance. CILCO had $56.7 million of commercial paper outstanding at June 30, 2000. During 2000, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2000 and 2001 capital expenditures primarily with funds provided by operations. CILCO is currently considering various options to refinance the matured medium-term notes and auction rate preferred stock. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).


CIM

At June 30, 2000, CIM had $24.4 million of outstanding debt owing to CILCORP.

CIM is committed to invest $16.6 million in affordable housing funds. Through June 30, 2000, CIM has paid $15.8 million to fund these commitments, $.5 million of which was paid during 2000. CIM expects to pay the approximately $.8 million remaining commitment in lesser amounts in each year through 2006. CIM does not plan to make additional investments beyond its current affordable housing commitments. CIM funds its commitments with cash borrowed from the Holding Company.


CVI

At June 30, 2000, CVI had outstanding debt of $.9 million, borrowed from CILCORP.

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

On July 31, 2000, CILCO filed a proposal with the ICC seeking approval to cap or "freeze" the cost of fuel contained in CILCO's retail electricity prices for the next five years. CILCO's proposal is based on forecasted coal and energy costs. If approved, this will eliminate price volatility created by high market prices and bring electric price stability for CILCO customers. The ICC must rule on this proposal within 240 days of the July 31, 2000, filing date.
This filing is possible as a result of the Customer Choice Law.

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

With the enactment of the Customer Choice Law, electric generation in Illinois is now deregulated and competitive. As a result, the accounting principles applicable to rate-regulated enterprises will no longer apply to the electric generation portion of CILCO's business.

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

The majority of CILCORP's energy sales for the quarter ending June 30, 2000, were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Competition), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs. Thus, there is very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase.

The market risk inherent in the activities of CILCORP (exclusive of regulated Illinois tariff customers) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At June 30, 2000, CILCORP engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to supplement the Company's ability to generate electricity.

As of June 30, 2000, CILCORP has contracted to sell approximately 1.4 million MWh of electricity through June 2004 at various fixed prices to non-regulated customers. These commitments have a notional value of approximately $49.7 million and a mark-to-market gain of approximately $400,000. CILCORP has also contracted to purchase power at various fixed prices through December 2005. The total of fixed-price purchased power subject to market risk is approximately
1.9 million MWh, with a notional cost of approximately $68.7 million and a mark-to-market gain of approximately $43.4 million resulting in a fair value of approximately $112.1 million as of June 30, 2000. Since the majority of this power was purchased with the intent to supply non-regulated retail customers, the sales price may not be at market and the Company may potentially have realized gains significantly less than the $43.4 million. Electric financial open positions, used to hedge a portion of the above-mentioned purchases, include the sale of approximately 34,592 MWh with a mark-to-market loss of approximately $2.0 million, as of June 30, 2000. Additionally, CILCORP holds net open market price risk positions of approximately .65 Bcf of natural gas with a mark-to-market loss of approximately $265,000. See Note 3 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.


                 Voluntary Early Retirement Programs

CILCO offered Voluntary Early Retirement Programs in 1999 that resulted in the retirement of 227 people and after-tax charges to earnings of $6.1 million and $16.6 million in the second and third quarters of 1999, respectively.

                        Results of Operations


CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 2000 and 1999.

                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
Components of Electric           2000        1999       2000        1999
  Operating Income                            (In thousands)
                                                (Unaudited)
Revenue:
  Electric retail                $ 88,557 | $ 84,089 $170,584 | $160,785
  Sales for resale                  6,363 |    3,955   10,662 |    8,221
                                 -------- | -------- -------- | --------
     Total revenue                 94,920 |   88,044  181,246 |  169,006
                                 -------- | -------- -------- | --------
Cost of sales:                            |                   |
  Cost of fuel                     23,148 |   21,030   52,147 |   45,261
  Purchased power                  15,000 |    6,083   17,899 |   11,922
  Revenue taxes                     4,377 |    4,228    9,162 |    8,871
                                 -------- | -------- -------- | --------
     Total cost of sales           42,525 |   31,341   79,208 |   66,054
                                 -------- | -------- -------- | --------
Gross margin                       52,395 |   56,703  102,038 |  102,952
                                 -------- | -------- -------- | --------
Operating expenses                        |                   |
  Other operations and maint.      20,349 |   30,070   38,844 |   49,320
  Depreciation and amortization    12,372 |   11,354   24,573 |   23,786
  Other taxes                       1,958 |    2,748    4,579 |    5,113
                                 -------- | -------- -------- | --------
     Total operating expenses      34,679 |   44,172   67,996 |   78,219
                                 -------- | -------- -------- | --------
Total                              17,716 |   12,531   34,042 |   24,733
                                 -------- | -------- -------- | --------
Fixed charges and other                   |                   |
  Interest on long-term debt        3,091 |    3,453    6,326 |    6,886
  Cost of borrowed funds capital.     (99)|      (15)    (202)|      (26)
  Other interest                      727 |      629    1,427 |    1,347
                                 -------- | -------- -------- | --------
     Total                          3,719 |    4,067    7,551 |    8,207
                                          |                   |
Income before income taxes         13,997 |    8,464   26,491 |   16,526
  Income taxes                      4,961 |    3,167    9,321 |    5,315
                                 -------- | -------- -------- | --------
Electric income                  $  9,036 | $  5,297 $ 17,170 | $ 11,211
                                 ======== | ======== ======== | ========

Electric gross margin decreased 8% for the quarter and 1% for the six months ended June 30, 2000, compared to the same periods in 1999, due primarily to increased purchased power costs. Industrial sales decreased 9% for the quarter and 5% for the six months ended June 30, 2000, compared to the same periods in 1999. Residential sales increased 4% for the quarter and decreased 1% for the six months ended June 30, 2000, compared to the same periods in 1999.
Commercial sales decreased 2% for the quarter, and increased 2% for the six months ended June 30, 2000, compared to the same periods in 1999. Retail kilowatt hour (kWh) sales decreased 3% for the quarter and 2% for the six months ended June 30, 2000, compared to the same periods in 1999. Cooling degree days were 18% lower for the quarter and 17% lower for the six months ended June 30, 2000, compared to the same periods in 1999.

Sales for resale increased 61% for the quarter and 30% for the six months ended June 30, 2000, compared to the same periods in 1999, due to the higher price of power available for sale during the three months ended June 30, 2000. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel increased 10% for the quarter and 15% for the six months ended June 30, 2000, compared to the same periods in 1999. Purchased power increased 147%, and 50% for the quarter and six months ended June 30, 2000, respectively, compared to the same periods in 1999. The increase in purchased power was due to less available generated power due to increased outages at the power plants, as well as increased prices. As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999. CILCO's FAC allows it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers may elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense. At June 30, 2000, underrecovered fuel and purchased power costs totaled $5.1 million, including the unbilled portion of the July 1999 purchased power cost of $1.8 million.

The ICC has begun its review of the FAC costs incurred during 1999 and will determine the prudency and recoverability of CILCO's energy costs. Any amount of the 1999 FAC costs ultimately determined to be imprudent, or otherwise not recoverable through the FAC, would be refunded to CILCO's customers, and would be expensed by CILCO on its income statement. The ICC Staff and intervenors have variously recommended in the pending proceeding that up to $25.6 million be refunded to CILCO's customers. CILCO disagrees with the theories of Staff and the intervenors and continues to believe all its 1999 FAC costs are recoverable through the FAC. A significant disallowance of these costs by the ICC would be material to CILCO's results of operation.

Electric operation and maintenance expense decreased 32% for the quarter and 21% for the six months ended June 30, 2000, compared to the same periods in 1999. The decrease was mainly due to decreased pension, medical and payroll expenses due to the 1999 early retirement programs, partially offset by increased power plant maintenance during the first and second quarters, and increased tree trimming, and customer billing system costs for the six months. In 1999, there was a $10.1 million charge to pension and benefits expense as a result of the Voluntary Early Retirement Program offered to employees in CILCO's electric power generation area.
Income taxes expense increased for the quarter and six months ended June 30, 2000, due to increases in pre-tax operating income.

Fixed charges and other expenses decreased 9% for the quarter and 8% for the six months ended June 30, 2000, compared to the same periods in 1999.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June 30, 2000 and 1999.

                                 Three Months Ended    Six Months Ended
                                      June 30,             June30,
Components of Gas                 2000        1999      2000      1999
  Operating Income                           (In thousands)
                                               (Unaudited)
Revenue:
  Sale of gas                    $ 31,667 | $ 24,400 $100,440 | $ 99,833
  Transportation services           1,143 |    1,169    2,514 |    2,533
                                 -------- | -------- -------- | --------
     Total revenue                 32,810 |   25,569  102,954 |  102,366
                                 -------- | -------- -------- | --------
Cost of sales:                            |                   |
  Cost of gas                      17,474 |   11,131   58,406 |   55,818
  Revenue taxes                     1,629 |    1,577    5,260 |    5,328
                                 -------- | -------- -------- | --------
     Total cost of sales           19,103 |   12,708   63,666 |   61,146
                                 -------- | -------- -------- | --------
Gross margin                       13,707 |   12,861   39,288 |   41,220
                                 -------- | -------- -------- | --------
Operating expenses                        |                   |
  Other operations and maint.       7,044 |    7,828   14,412 |   16,280
  Depreciation and amortization     5,296 |    4,547   10,504 |   10,175
  Other taxes                         625 |      785    1,455 |    1,587
                                 -------- | -------- -------- | --------
     Total operating expenses      12,965 |   13,160   26,371 |   28,042
                                 -------- | -------- -------- | --------
Total                                 742 |     (299)  12,917 |   13,178
                                 -------- | -------- -------- | --------
Fixed charges and other                   |                   |
  Interest on long-term debt        1,238 |    1,356    2,534 |    2,731
  Other interest expense              291 |      247      572 |      534
                                 -------- | -------- -------- | --------
     Total                          1,529 |    1,603    3,106 |    3,265
                                 -------- | -------- -------- | --------
Income (loss) before income taxes    (787)|   (1,902)   9,811 |    9,913
  Income taxes                       (303)|     (703)   3,919 |    4,044
                                 -------- | -------- -------- | --------
Gas income (loss)                $   (484)| $ (1,199)$  5,892 | $  5,869
                                 ======== | ======== ======== | ========

Gas gross margin increased 7% for the quarter, and decreased 5% for the six months ended June 30, 2000, compared to the same periods in 1999. Residential sales volumes increased 15% for the quarter and decreased 11% for the six months ended June 30, 2000. Commercial sales volumes increased 15% for the quarter and decreased 5% for the
six months ended June 30, 2000.   Heating degree days were 17% higher
for the quarter and 8% lower for the six months ended June 30, 2000, compared to the same periods in 1999. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services decreased 2% and 1% for the quarter and six months ended June 30, 2000, respectively, while gas transportation sales volumes increased 13% for the first quarter, and 4% for the six months ended June 30, 2000, compared to the same periods in 1999.

The cost of gas increased 57% for the quarter and 5% for the six months ended June 30, 2000, compared to the same periods in 1999, due to increased gas sales during the quarter and by higher natural gas prices during the quarter and six months ended June 30, 2000. These changes were passed through to customers via the PGA.

Gas operation and maintenance expense decreased 10% and 11%, respectively, for the quarter and six months ended June 30, 2000, compared to the same periods in 1999. The decreases were primarily due to decreased pension, medical and payroll expenses due to the 1999 early retirement programs.

Fixed charges and other expenses decreased 5% for the quarter and six months ended June 30, 2000, compared to the same periods in 1999.

CILCO Other

The following table summarizes other income and deductions for the three months and six months ended June 30, 2000 and 1999.

Components of CILCO Other       Three Months Ended    Six Months Ended
                                      June 30,           June 30,
                                 2000        1999      2000      1999
                                             (In thousands)
                                               (Unaudited)
Revenue                          $ 10,443 | $   881 $ 18,784 | $ 1,729
Expense                           (11,681)|  (1,311) (19,489)|  (2,512)
                                 -------- | ------- -------- | -------
Gross margin                       (1,238)|    (430)    (705)|    (783)
                                 -------- | ------- -------- | -------
                                          |                  |
Other income and deductions:              |                  |
Interest income                        26 |      35       69 |     113
Amortization                           -- |    (216)      -- |    (432)
Operating expenses                   (339)|    (261)    (660)|    (647)
Other taxes                            (1)|      (1)      (2)|      (2)
Preferred stock dividends          (1,058)|    (773)  (1,898)|  (1,570)
Other                                (246)|    (259)    (521)|    (506)
                                 -------- | ------- -------- | -------
Total other income and deductions  (1,618)|  (1,475)  (3,012)|  (3,044)
                                          |                  |
Loss before income taxes           (2,856)|  (1,905)  (3,717)|  (3,827)
   Income taxes (benefit)          (1,011)|    (717)  (1,365)|  (1,367)
                                 -------- | ------- -------- | -------
      Other income (loss)        $ (1,845)| $(1,188)$ (2,352)| $(2,460)
                                 ======== | ======= ======== | =======

The changes in gross margin for the quarter and six months ended June 30, 2000, compared to the same periods in 1999, are primarily due to higher fuel costs relative to revenues from increased nonregulated electricity sales in Illinois outside of CILCO's service territory.
These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST and to other customers eligible under the Customer Choice Law.

Other Businesses Operations


The following table summarizes the components of Other Businesses net loss for the three months and six months ended June 30, 2000 and 1999.

Components of Other Businesses   Three Months Ended  Six Months Ended
Net Loss                              June 30,           June 30,
                                  2000      1999       2000    1999
                                            (In thousands)
                                              (Unaudited)
Revenue:
Leveraged lease revenue          $  1,435 |$ 1,677 $  4,750 |$ 3,634
Interest income                        39 |     27       93 |     56
Gas marketing revenue               3,084 |  3,263    5,393 | 10,353
Other revenue                         876 |    771    1,467 |  1,248
                                 -------- |------- -------- |-------
   Total revenue                    5,434 |  5,738   11,703 | 15,291
                                 -------- |------- -------- |-------
Expenses:                                 |                 |
  Gas purchased for resale          3,025 |  3,103    5,156 |  9,187
  Operating expenses                1,163 |  3,646    1,826 |  4,965
  Depreciation and amortization     3,613 |     43    7,225 |     88
  Interest expense                 11,896 |  1,443   23,727 |  2,842
  Other taxes                           8 |     10      120 |     15
                                 -------- |------- -------- |-------
  Total expenses                   19,705 |  8,245   38,054 | 17,097
                                 -------- |------- -------- |-------
Loss before income taxes          (14,271)| (2,507) (26,351)| (1,806)
                                 -------- |------- -------- |-------
   Income tax benefit              (4,635)|   (681)  (8,421)|   (877)
                                 -------- |------- -------- |-------
Other Businesses net loss        $ (9,636)|$(1,826)$(17,930)|$  (929)
                                 ======== |======= ======== |=======

Leveraged lease revenues increased 31% for the six months ended June 30, 2000, primarily due to the renegotiation of the Company's dragline lease.

Gas marketing revenues and gas purchased for resale expense decreased 44% for the six months ended June 30, 2000, due to decreased gas marketing sales.

Interest expense increased for the six months ended June 30, 2000, due to interest on the senior notes and bonds issued in October 1999 to acquire CILCORP. Depreciation and amortization is higher due to $7.1 million amortization of goodwill resulting from AES' acquisition price in excess of the fair value of CILCORP's assets and liabilities.

Operating expenses decreased 63% for the six months ended June 30, 2000, compared to the corresponding periods in 1999, primarily due to 1999 expenses of $1.8 million for merger transaction costs and $.5 million of incentive compensation.

The income tax benefit increased in the six months ended June 30, 2000, compared to the corresponding period in 1999, primarily due to lower net income resulting from the acquisition debt interest expense.

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

Income (loss) from operations of discontinued businesses, net of tax:

                                Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                                   2000      1999      2000        1999
                                               (In thousands)
                                                 (Unaudited)
QST Enterprises (excluding QST
  Environmental)                  $    --  |$    -- $    -- |$     --
QST Environmental, net of tax of           |                |
  $(266) and $(221)                    --  |   (435)     -- |    (407)
                                  -------  |------- ------- |--------
                                  $    --  |$  (435)$    -- |$   (407)
                                  =======  |======= ======= |========

QST Enterprises' (excluding QST Environmental) financial results for the periods shown were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of California. The discovery process in the suits is ongoing. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at June 30, 2000, for these two customers, totaled $15.3 million, excluding interest of approximately $2.0 million. The receivable was reduced by $2.5 million in July 2000 for payments received from these customers. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations" in the Company's 1999 Annual Report on Form 10-K and to "Note 2. Contingencies" and "QST Enterprises Discontinued Operations", herein, for certain pending legal proceedings and proceedings known to be contemplated by governmental authorities.

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

Item 5:  Other Information

    None

Item 6:  Exhibits and Reports on Form 8-K.

(a) Exhibits

    27 - Financial data schedules

(b) Reports on Form 8-K

   A form 8-K was filed on June 30, 2000, disclosing a change in registrant's certifying accountant for both CILCORP Inc. and Central Illinois Light Company.

                            SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CILCORP Inc.
                                                  (Registrant)



Date August 10, 2000
                                                 P. D. Stinson
                                                 P. D. Stinson
                                                   President




Date August 10, 2000
                                                 T. D. Hutchinson
                                                 T. D. Hutchinson
                                               Controller and Chief
                                                 Financial Officer

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date August 10, 2000
                                       P. D. Stinson
                                       P. D. Stinson
                                         President




Date August 10, 2000
                                     T. D. Hutchinson
                                     T. D. Hutchinson
                                   Controller and Chief
                                     Financial Officer