Form 10-Q
period 2000-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2000-11-09
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-Q

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly period ended September 30, 2000

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


CILCORP Inc.    Common stock, no par value,
                shares outstanding and privately
                held by The AES Corporation
                at September 30, 2000                             1,000

CENTRAL ILLINOIS LIGHT COMPANY
                Common stock, no par value,
                shares outstanding and privately
                held by CILCORP Inc. at September 30, 2000   13,563,871








                                 1

                            CILCORP INC.
                                 AND
                    CENTRAL ILLINOIS LIGHT COMPANY
         FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                INDEX

                                                          Page No.
PART I.   FINANCIAL INFORMATION

Item 1:   Financial Statements

          CILCORP INC.

            Consolidated Balance Sheets                           3-5

            Consolidated Statements of Operations                  6

            Consolidated Statements of Cash Flows                 7-8

            Statements of Segments of Business                    9-12

          CENTRAL ILLINOIS LIGHT COMPANY

            Consolidated Balance Sheets                          13-14

            Consolidated Statements of Income                      15

            Consolidated Statements of Cash Flows                16-17

          Notes to Consolidated Financial Statements
               CILCORP Inc. and Central Illinois Light Company   18-20

Item 2:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            CILCORP Inc. and Central Illinois Light Company      21-35

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings                                        36

Item 5:   Other Information                                        36

Item 6:   Exhibits and Reports on Form 8-K                         36

Signatures

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                           September 30,  December 31,
                                                 2000         1999
ASSETS                                        (Unaudited)
Current assets:
Cash and temporary cash investments          $   15,948 $   11,220
Receivables, less reserves of
  $1,090 and $1,296                              73,417     60,072
Accrued unbilled revenue                         21,917     35,526
Fuel, at average cost                            15,123     14,392
Materials and supplies, at
  average cost                                   16,943     16,165
Gas in underground storage, at
  average cost                                   31,580     21,196
FAC underrecoveries                               1,865     12,024
Prepayments and other                            10,501      8,946
                                             ---------- ----------
   Total current assets                         187,294    179,541
                                             ---------- ----------
Investments and other property:
Investment in leveraged leases                  140,796    143,697
Cash surrender value of company-owned
  life insurance, net of related
  policy loans of $58,454 and $53,558             2,589      3,106
Other investments                                23,462     24,113
                                             ---------- ----------
   Total investments and other
     property                                   166,847    170,916
                                             ---------- ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                     670,958    624,889
   Gas                                          214,808    208,520
                                             ---------- ----------
                                                885,766    833,409
Less - accumulated provision for
  depreciation                                   56,414      8,898
                                             ---------- ----------
                                                829,352    824,511
Construction work in progress                    54,110     38,068
Other, net of depreciation                          182        298
                                             ---------- ----------
   Total property, plant and
       equipment                                883,644    862,877
                                             ---------- ----------
Other assets
Goodwill, net of accumulated
   amortization of $13,598 and $2,881           599,228    569,983
Other                                            74,515     47,636
                                             ---------- ----------

  Total other assets                            673,743    617,619
                                             ---------- ----------
   Total assets                              $1,911,528 $1,830,953
                                             ========== ==========
                                  3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets
                           (In thousands)

                                           September 30,  December 31,
                                                2000        1999
LIABILITIES AND STOCKHOLDERS' EQUITY        (Unaudited)
Current liabilities:
Current portion of long-term debt            $    8,500 $   30,000
Notes payable                                   121,200     91,900
Accounts payable                                 81,294     41,429
Accrued taxes                                    11,028     14,670
Accrued interest                                 24,280     18,296
PGA overrecoveries                                  117        127
Other                                             4,527      5,742
                                             ---------- ----------
    Total current liabilities                   250,946    202,164
                                             ---------- ----------
Long-term debt                                  729,969    730,434
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               204,999    237,557
Regulatory liability of regulated
  subsidiary                                     17,996     31,367
Deferred investment tax credits                  16,567     17,791
Freeman contract liability                      110,107         --
Other                                            73,482     77,432
                                             ---------- ----------
    Total deferred credits and
       other liabilities                        423,151    364,147
                                             ---------- ----------
Preferred stock of subsidiary                    41,120     66,120
                                             ---------- ----------
Stockholders' equity:
Common stock, no par value;
  authorized 10,000 shares -
  outstanding 1,000 shares                           --         --
Additional Paid-in Capital                      468,833    468,833
Retained deficit                                 (2,491)      (745)
                                             ---------- ----------
    Total stockholders' equity                  466,342    468,088
                                             ---------- ----------
Commitments and contingencies

    Total liabilities and
       stockholders' equity                  $1,911,528 $1,830,953
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                    CILCORP INC AND SUBSIDIARIES
                Consolidated Statements of Operations
                           (In thousands)
                             (Unaudited)
                              Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                               2000        1999     2000       1999
Revenue:
CILCO Electric                 $128,420  |$130,034 $309,666  |$299,040
CILCO Gas                        26,201  |  21,511  129,155  | 123,877
CILCO Other                      17,725  |   1,059   36,578  |   2,901
Other businesses                  7,549  |   2,927   19,252  |  18,218
                               --------  |-------- --------  |--------
   Total                        179,895  | 155,531  494,651  | 444,036
                               --------  |-------- --------  |--------
Operating expenses:                      |                   |
Fuel for generation and                  |                   |
  purchased power                74,309  |  53,822  162,981  | 112,165
Gas purchased for resale         18,689  |  10,252   82,251  |  75,257
Other operations and maintenance 28,152  |  61,552   84,757  | 134,116
Depreciation and amortization    21,398  |  16,686   63,700  |  51,167
Taxes, other than income taxes    9,895  |   9,868   30,473  |  30,784
                               --------  |-------- --------  |--------
   Total                        152,443  | 152,180  424,162  | 403,489
                               --------  |-------- --------  |--------
Fixed charges and other:                 |                   |
Interest expense                 18,092  |   6,999   52,678  |  21,339
Preferred stock dividends of             |                   |
  subsidiary                        539  |     802    2,437  |   2,372
Allowance for funds used                 |                   |
  during construction              (136) |     (48)    (338) |     (74)
Other                               246  |     202      767  |     708
                               --------  |-------- --------  |--------
   Total                         18,741  |   7,955   55,544  |  24,345
                               --------  |-------- --------  |--------
Income (loss) from continuing            |                   |
  operations before income taxes  8,711  |  (4,604)  14,945  |  16,202
Income taxes                      3,937  |  (2,247)   7,391  |   4,868
                               --------  |-------- --------  |--------
   Net income (loss) from                |                   |
     continuing operations        4,774  |  (2,357)   7,554  |  11,334
Loss from operations of                  |                   |
  discontinued business, net of          |                   |
  tax of $(221)                      --  |      --       --  |    (407)
                               --------  |-------- --------  |--------
   Net income (loss)           $  4,774  |$ (2,357)$  7,554  |$ 10,927
                               ========  |======== ========  |========

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

                    CILCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)

                                                 Nine Months Ended
                                                    September 30,
                                                   2000      1999
Cash flows from operating activities:
Net income before preferred dividends            $  9,991  |$ 13,299
                                                 --------  |--------
Adjustments to reconcile net income to net                 |
  cash provided by operating activities:                   |
  Non-cash lease income and investment income      (6,490) |  (4,589)
  Cash receipts in excess of debt service                  |
    on leases                                       9,719  |   8,679
  Depreciation and amortization                    63,700  |  51,167
  Deferred income taxes, investment tax credit             |
    and regulatory liability of subsidiary, net   (10,734) | (20,383)
Changes in operating assets and liabilities:               |
  (Increase) decrease in accounts receivable and           |
    accrued unbilled revenue                        7,842  |  (3,198)
  (Increase) in inventories                       (11,893) |    (209)
  Increase (decrease) in accounts payable          31,997  | (18,586)
  (Decrease) increase in accrued taxes               (297) |  10,227
  (Increase) in other assets                      (15,821) | (22,051)
  Increase in other liabilities                       808  |  32,074
                                                 --------  |--------
  Total adjustments                                68,831  |  33,131
                                                 --------  |--------
  Net cash provided by operating activities                |
    from continuing operations                     78,822  |  46,430
                                                 --------  |--------
  Net cash provided (used) by operating                    |
    activities of discontinued operations            (188) |   9,877
                                                 --------  |--------
  Cash flow from operations                        78,634  |  56,307
                                                 --------  |--------
Cash flows from investing activities:                      |
Additions to plant                                (43,211) | (39,957)
Proceeds from sale of discontinued operations          --  |  17,376
Other                                              (1,258) |  (4,160)
                                                 --------  |--------
  Net cash used by investing activities                    |
    from continuing operations                    (44,469) | (26,741)
                                                 --------  |--------
  Net cash used by investing activities                    |
    from discontinued operations                       --  |  (5,083)
                                                 --------  |--------
  Cash flow from investing activities             (44,469) | (31,824)
                                                 --------  |--------








                                  7

Cash flow from financing activities:
Net increase in short-term debt                    37,800  |   6,400
Net decrease in long-term debt                    (30,500) |    (981)
Net decrease in preferred stock                   (25,000) |      --
Common dividends paid                              (9,300) | (25,112)
Preferred dividends paid                           (2,437) |  (2,372)
                                                 --------  |--------
   Cash flow from financing activities            (29,437) | (22,065)
                                                 --------  |--------
Net increase (decrease) in cash and                        |
  temporary cash investments:                       4,728  |   2,418
Cash and temporary cash investments                        |
  at beginning of year:                            11,220  |   1,669
                                                 --------  |--------
Cash and temporary cash investments at                     |
  September 30                                   $ 15,948  |$  4,087
                                                 ========  |========
Supplemental disclosures of cash flow                      |
  information:                                             |
                                                           |
Cash paid during the period for:                           |
                                                           |
   Interest                                      $ 46,643  |$ 23,706
                                                           |
   Income taxes                                  $ 21,058  |$ 10,828

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended September 30, 2000
                 CILCO    CILCO     CILCO     Other    Discont.
                Electric   Gas      Other   Businesses Operatns.  Total
                                    (In thousands)
Revenues         $128,420 $ 26,201 $17,615   $   7,516 $     -- $  179,752
Interest income        --       --     110          33       --        143
                 -------- -------- -------   --------- -------- ----------
  Total           128,420   26,201  17,725       7,549       --    179,895
                 -------- -------- -------   --------- -------- ----------
Operating
  expenses         83,607   22,614  20,933       3,891       --    131,045
Depreciation and
  amortization     12,449    5,337      --       3,612       --     21,398
                 -------- -------- -------   --------- -------- ----------
  Total            96,056   27,951  20,933       7,503       --    152,443
                 -------- -------- -------   --------- -------- ----------
Interest expense    4,433    1,727      --      11,932       --     18,092
Preferred stock
  dividends            --       --     539          --       --        539
Fixed charges and
  other expenses     (136)      --     246          --       --        110
                 -------- -------- -------   --------- -------- ----------
  Total             4,297    1,727     785      11,932       --     18,741
                 -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes     28,067   (3,477) (3,993)    (11,886)      --      8,711
Income taxes       10,535   (1,376) (1,711)     (3,511)      --      3,937
                 -------- -------- -------   --------- -------- ----------
Segment net
  income         $ 17,532 $ (2,101)$(2,282)  $  (8,375)$     -- $    4,774
                 ======== ======== =======   ========= ======== ==========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended September 30, 1999
                  CILCO     CILCO   CILCO     Other     Discont.
                 Electric    Gas    Other  Businesses  Operatns.  Total
                                   (In thousands)
Revenues         $130,034 $ 21,511 $ 1,025   $   2,885 $    -- $   155,455
Interest income        --       --      34          42      --          76
                 -------- -------- -------   --------- ------- -----------
  Total           130,034   21,511   1,059       2,927      --     155,531
                 -------- -------- -------   --------- ------- -----------
Operating
  expenses        100,227   28,782   2,266       4,219      --     135,494
Depreciation and
  amortization     11,799    4,772      72          43      --      16,686
                 -------- -------- -------   --------- ------- -----------
  Total           112,026   33,554   2,338       4,262      --     152,180
                 -------- -------- -------   --------- ------- -----------
Interest expense    4,228    1,678      --       1,093      --       6,999
Preferred stock
  dividends            --       --     802          --      --         802
Fixed charges and
  other expenses      (47)      (1)    202          --      --         154
                 -------- -------- -------   --------- ------- -----------
  Total             4,181    1,677   1,004       1,093      --       7,955
                 -------- -------- -------   --------- ------- -----------
Income from
  continuing
  oper. before
  income taxes     13,827  (13,720) (2,283)     (2,428)     --      (4,604)
Income taxes        5,285   (5,383)   (937)     (1,212)     --      (2,247)
                 -------- -------- -------   --------- ------- -----------
Segment net
  income         $  8,542 $ (8,337)$(1,346)  $  (1,216)$    -- $    (2,357)
                 ======== ======== =======   ========= ======= ===========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Nine Months Ended September 30, 2000
                  CILCO    CILCO   CILCO      Other    Discont.
                 Electric   Gas    Other   Businesses  Operatns.  Total
                                           (In thousands)
Revenues         $309,666 $129,155 $36,399   $  19,126 $     -- $  494,346
Interest income        --       --     179         126       --        305
                 -------- -------- -------   --------- -------- ----------
  Total           309,666  129,155  36,578      19,252       --    494,651
                 -------- -------- -------   --------- -------- ----------
Operating
  expenses        206,238  102,147  41,084      10,993       --    360,462
Depreciation and
  amortization     37,022   15,841      --      10,837       --     63,700
                 -------- -------- -------   --------- -------- ----------
  Total           243,260  117,988  41,084      21,830       --    424,162
                 -------- -------- -------   --------- -------- ----------
Interest expense   12,186    4,833      --      35,659       --     52,678
Preferred stock
  dividends            --       --   2,437          --       --      2,437
Fixed charges and
  other expenses     (338)      --     767          --       --        429
                 -------- -------- -------   --------- -------- ----------
  Total            11,848    4,833   3,204      35,659       --     55,544
                 -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes     54,558    6,334  (7,710)    (38,237)      --     14,945
Income taxes       19,856    2,543  (3,076)    (11,932)      --      7,391
                 -------- -------- -------   --------- -------- ----------
Segment net
  income         $ 34,702 $  3,791 $(4,634)  $ (26,305)$     -- $    7,554
                 ======== ======== =======   ========= ======== ==========

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Nine Months Ended September 30, 1999
                  CILCO    CILCO   CILCO     Other     Discont.
                 Electric   Gas    Other   Businesses  Operatns.   Total
                                      (In thousands)
Revenues         $299,040 $123,877 $ 2,754   $  18,120 $     -- $  443,791
Interest income        --       --     147          98       --        245
                 -------- -------- -------   --------- -------- ----------
  Total           299,040  123,877   2,901      18,218       --    444,036
                 -------- -------- -------   --------- -------- ----------
Operating
  expenses        220,714  107,795   5,427      18,386       --    352,322
Depreciation and
  amortization     35,585   14,947     504         131       --     51,167
                 -------- -------- -------   --------- -------- ----------
  Total           256,299  122,742   5,931      18,517       --    403,489
                 -------- -------- -------   --------- -------- ----------
Interest expense   12,461    4,943      --       3,935       --     21,339
Preferred stock
  dividends            --       --   2,372          --       --      2,372
Fixed charges and
  other expenses      (73)      (1)    708          --       --        634
                 -------- -------- -------   --------- -------- ----------
  Total            12,388    4,942   3,080       3,935       --     24,345
                 -------- -------- -------   --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes     30,353   (3,807) (6,110)     (4,234)      --     16,202
Income taxes       10,600   (1,339) (2,304)     (2,089)      --      4,868
                 -------- -------- -------   --------- -------- ----------
Net income from
  continuing
  operations       19,753   (2,468) (3,806)     (2,145)      --     11,334
Effect of
  discontinued
  operations           --       --      --          --     (407)      (407)
                 -------- -------- -------   --------- -------- ----------
Segment net
  income         $ 19,753 $ (2,468)$(3,806)  $  (2,145)$   (407)$   10,927
                 ======== ======== =======   ========= ======== ==========

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)
                                           September 30,  December 31,
ASSETS                                          2000         1999
                                            (Unaudited)
Utility plant, at original cost:
  Electric                                   $1,280,853  $1,263,190
  Gas                                           438,174     431,887
                                             ----------  ----------
                                              1,719,027   1,695,077
  Less - accumulated provision
    for depreciation                            918,081     870,566
                                             ----------  ----------
                                                800,946     824,511
Construction work in progress                    54,110      38,068
                                             ----------  ----------
     Total utility plant                        855,056     862,579
                                             ----------  ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $58,454 and $53,558)            2,589       3,106
Other                                             1,200       1,179
                                             ----------  ----------
     Total other property and
       investments                                3,789       4,285
                                             ----------  ----------
Current assets:
Cash and temporary cash investments              14,000       8,548
Receivables, less reserves of
  $1,090 and $1,296                              51,461      42,410
Accrued unbilled revenue                         20,104      35,071
Fuel, at average cost                            15,123      14,392
Materials and supplies,
  at average cost                                16,020      15,967
Gas in underground storage,
  at average cost                                31,580      21,196
Prepaid taxes                                     6,865       6,165
FAC underrecoveries                               1,865      12,024
Other                                            10,433       8,854
                                             ----------  ----------
     Total current assets                       167,451     164,627
                                             ----------  ----------
Deferred debits:
Unamortized loss on reacquired debt               2,752       2,941
Unamortized debt expense                          1,458       1,552
Prepaid pension cost                                308         259
Other                                            18,169      20,037
                                             ----------  ----------
     Total deferred debits                       22,687      24,789
                                             ----------  ----------
Total assets                                 $1,048,983  $1,056,280
                                             ==========  ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                     Consolidated Balance Sheets
                           (In thousands)

                                          September 30,   December 31,
CAPITALIZATION AND LIABILITIES                2000           1999
                                           (Unaudited)
Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares           $  185,661 $  185,661
Additional Paid-in Capital                       27,000     27,000
Retained earnings                               139,424    121,564
Accumulated other comprehensive income              (60)       (60)
                                             ---------- ----------
        Total common stockholder's equity       352,025    334,165
Preferred stock without mandatory
  redemption                                     19,120     44,120
Preferred stock with mandatory redemption        22,000     22,000
Long-term debt                                  245,969    237,934
                                             ---------- ----------
         Total capitalization                   639,114    638,219
                                             ---------- ----------
Current liabilities:
Current maturities of long-term debt                 --     30,000
Notes payable                                    75,200     46,900
Accounts payable                                 49,954     35,859
Accrued taxes                                    23,715     25,520
Accrued interest                                  4,742      9,485
PGA overrecoveries                                  117        127
Level payment plan                                   --        956
Other                                             4,454      4,714
                                             ---------- ----------
         Total current liabilities              158,182    153,561
                                             ---------- ----------
Deferred credits and other
  liabilities:
Accumulated deferred income taxes               141,655    136,077
Regulatory liability                             17,996     31,367
Deferred investment tax credit                   16,567     17,792
Capital lease obligation                            763      1,183
Other                                            74,706     78,081
                                             ---------- ----------
         Total deferred credits and
           other liabilities                    251,687    264,500
                                             ---------- ----------
Total capitalization and
  liabilities                                $1,048,983 $1,056,280
                                             ========== ==========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these Balance Sheets.

                   CENTRAL ILLINOIS LIGHT COMPANY
                  Consolidated Statements of Income
                           (In thousands)
                             (Unaudited)
                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                2000      1999      2000       1999
Operating revenue:
Electric                       $128,420 $130,034  $309,666 $299,040
Gas                              26,201   21,511   129,155  123,877
                               -------- --------  -------- --------
Total operating revenues        154,621  151,545   438,821  422,917
                               -------- --------  -------- --------
Operating expenses:
Cost of fuel                     32,039    8,594    84,186   53,855
Cost of gas                      13,887    9,305    72,293   65,123
Purchased power                  24,312   44,105    42,211   56,027
Other operations and maintenance 26,099   57,149    79,355  122,749
Depreciation and amortization    17,786   16,571    52,863   50,532
Income taxes                      9,159      (98)   22,399    9,261
Other taxes                       9,884    9,856    30,340   30,755
                               -------- --------  -------- --------
      Total operating expenses  133,166  145,482   383,647  388,302
                               -------- --------  -------- --------
Operating income                 21,455    6,063    55,174   34,615
                               -------- --------  -------- --------
Other income and deductions:
Company-owned life insurance, net  (246)    (202)     (767)    (708)
Other, net                       (1,497)    (342)   (1,430)    (726)
                               -------- --------  -------- --------
      Total other income and
        (deductions)             (1,743)    (544)   (2,197)  (1,434)
                               -------- --------  -------- --------
Income before interest expense   19,712    5,519    52,977   33,181
                               -------- --------  -------- --------
Interest expenses:
Interest on long-term debt        4,328    4,808    13,188   14,425
Cost of borrowed funds
  capitalized                      (136)     (48)     (338)     (74)
Other                             1,832    1,098     3,831    2,979
                               -------- --------  -------- --------
Total interest expense            6,024    5,858    16,681   17,330
                               -------- --------  -------- --------
Net income before preferred
  dividends                      13,688     (339)   36,296   15,851
                               -------- --------  -------- --------
Dividends on preferred stock        539      802     2,437    2,372
                               -------- --------  -------- --------
Net income available for
  common stock                 $ 13,149 $ (1,141) $ 33,859 $ 13,479
                               ======== ========  ======== ========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                   CENTRAL ILLINOIS LIGHT COMPANY
                Consolidated Statements of Cash Flows
                           (In thousands)
                             (Unaudited)
                                                 Nine Months Ended
                                                    September 30,
                                                  2000        1999
                                                   (In thousands)
                                                     (Unaudited)
Cash flows from operating activities:
Net income before preferred dividends            $ 36,296  $ 15,851

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                   52,863    51,037
   Deferred income taxes, investment tax
     credit and regulatory liability, net          (9,018)  (20,888)
Changes in operating assets and liabilities:
   (Increase) in accounts receivable               (9,051)   (2,165)
   (Increase) in fuel, materials and supplies,
     and gas in underground storage               (11,167)     (143)
   Decrease in unbilled revenue                    14,967     2,653
   Increase (decrease) in accounts payable         14,094   (14,474)
(Decrease) increase in accrued taxes and interest  (6,549)    4,799
Capital lease payments                                484       484
Decrease (increase) in other current assets         7,879   (17,429)
(Decrease) in other current liabilities            (1,225)   (2,690)
Increase (decrease) in other non-current assets     3,167    (2,541)
(Decrease) increase in other non-current liab.     (3,236)   39,809
                                                 --------  --------
  Net cash provided by operating activities        89,504    54,303
                                                 --------  --------
Cash flows from investing activities:
Capital expenditures                              (43,211)  (39,275)
Cost of equity funds capitalized                       --        --
Other                                              (3,220)   (2,423)
                                                 --------  --------
  Net cash used in investing activities           (46,431)  (41,698)
                                                 --------  --------
Cash flow from financing activities:
Common dividends paid                             (16,000)  (25,112)
Preferred dividends paid                           (2,437)   (2,372)
Payments on capital lease obligation                 (484)     (484)
Increase (decrease) in short-term borrowing        28,300    17,000
Long-term debt retired                            (30,000)       --
Long-term debt issued                               8,000        --
Preferred stock retired                           (25,000)       --
                                                 --------  --------
  Net cash used in financing activities           (37,621)  (10,968)
                                                 --------  --------
Net increase in cash and temporary
  cash investments                                  5,452     1,637

Cash and temporary cash investments at
  beginning of year                                 8,548     1,362
                                                 --------  --------
Cash and temporary cash investments at
  September 30                                   $ 14,000  $  2,999
                                                 ========  ========
                                 16

Supplemental disclosures of cash
  flow information:

Cash paid during the period for:

   Interest (net of cost of borrowed
     funds capitalized)                         $  22,150  $ 21,802

   Income taxes                                 $  30,391  $ 19,308

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

           CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Environmental Inc. (QST Environmental), QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental in the second quarter of 1999. Prior year amounts have been reclassified on a basis consistent with the 2000 presentation.

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

The merger was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired of approximately $573 million was recorded as goodwill at CILCORP and is being amortized over 40 years. This initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company. During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates. The primary effect of these adjustments was to increase goodwill by approximately $40 million and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $44 million and net customer contract intangibles of approximately $17 million). Changes to the Company's estimates after October 2000, if any, will be recorded in results of operations.

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

NOTE 2.  Contingencies

Union Contracts

On August 3, 2000, CILCO and the International Brotherhood of Electrical Workers Local 51 (IBEW) agreed to extend the existing contract through July 1, 2002. The contract provides for 3% wage increases in each of the two years of the extension, retroactive to July 1, 2000. The IBEW represents 379 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with the Company on October 23, 1998. The current contract expires on July 1, 2001. The NCF&O represents 176 CILCO power plant people.

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

The net gain/loss reflected in operating results from derivative financial instruments for the quarter ended September 30, 2000, was a $235,058 gain for natural gas and a $569,701 gain for electricity. The gain for electricity reflects a correction of a purchase accounting adjustment for the mark-to-market loss on open electricity futures positions as of October 18, 1999, the date of acquisition of CILCORP by AES. The purchase accounting adjustment was a $1.8 million credit related to electricity futures that settled in the second and third quarters of 2000.

As of September 30, 2000, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas purchases of
 .22 Bcf and natural gas sales of .88 Bcf for commitments through June 2001. The net deferred gain and carrying amount on these fixed-price derivatives at September 30, 2000, was approximately $447,000.

As of September 30, 2000, CILCORP had no fixed-price derivative financial instruments representing hedges of electricity.

NOTE 4.  Impact of Accounting Standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133" (SFAS 137). SFAS 137 amends SFAS 133 to require implementation of SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives

(including certain derivative instruments embedded in other contracts) as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). This amendment to SFAS 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the assets being sold or purchased is probable. This amendment has substantially reduced the scope of SFAS 133 implementation efforts by the Company. Based on the Company's understanding of the amended normal purchases and sales exception, it has not expected SFAS 133 to have a significant impact on its financial position or results of operations. Recently, however, a number of issues have arisen in the industry with regard to whether or not certain power contracts fall within the scope of SFAS 133. These issues are expected to be addressed by the SFAS 133 task force of the FASB during the fourth quarter of 2000. The Company will continue SFAS 133 implementation efforts during the last quarter of 2000, including monitoring developments regarding the recent SFAS 133 scope issues discussed above.

The Company has no interest rate or foreign currency derivative positions as of September 30, 2000.

The Company uses derivatives such as commodity futures, options, and swaps in the normal course of its natural gas and electric business activities to reduce market risk. Final adoption of SFAS 133 and the corresponding amendment under SFAS 138 could increase volatility in earnings and other comprehensive income. As a result of preliminary assessment, the Company expects the majority of its derivatives as of September 30, 2000, to qualify for hedge accounting. The ineffective portion of hedges for future purchases of natural gas is immaterial as of September 30, 2000, and is expected to remain immaterial at the date of adoption, January 1, 2001. See Note 3 for the mark-to-market gain or loss that would appear in current operating income if the SFAS 133 requirements for hedge accounting are not met.

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

Financial results reflect application of the purchase method of accounting to the merger. Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed. Any excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill. As a result, CILCORP recorded purchase accounting fair value adjustments to plant in service, pension and other post-retirement liabilities, an out-of-market long-term coal contract, and other balance sheet items. After reflecting these adjustments, the Company also recorded goodwill. See Note 1 to the Consolidated Financial Statements for further discussion related to purchase accounting. The adjustments are reflected on CILCORP's financial statements. Accordingly, CILCORP's post-merger financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-merger and post-merger periods, separated by a heavy black line. For discussion throughout this document, pre-merger and post-merger activity unaffected by the merger is compared. See "Overview" for a discussion of operating effects of the merger.

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

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Competition). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois customers outside its traditional Central Illinois service territory. As a result of these events, the Company reported the results of QST and its subsidiaries (excluding CILCORP Infraservices Inc. and residual interests in ESE Land Corporation) as discontinued operations (see Results of Operations - QST Enterprises Discontinued Operations).

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.


                              Overview

The Company's earnings decreased by approximately 33% for the nine months ended September 30, 2000, compared to the same period in 1999. This decrease was due primarily to approximately $10.7 million in goodwill amortization and $32.3 million in increased interest expense due to debt issued to fund the AES acquisition of CILCORP. These increased costs were partially offset by decreased payroll and related expenses following the Voluntary Early Retirement Programs. (For further discussion, refer to "Results of Operations".)

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

CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis. On September 30, 2000, CILCORP had committed bank lines of credit of $60 million, of which $46 million was used.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

CILCORP had $17.5 million of medium-term notes outstanding at September 30, 2000. With the issuance of the senior notes in October 1999, CILCORP can no longer issue debt under its medium-term note program.


CILCO

Capital expenditures totaled $43.2 million for the nine months ended September 30, 2000. Capital expenditures are anticipated to be approximately $10.4 million for the remainder of 2000 and are currently estimated to be $50.1 million in 2001.

CILCO retired $30 million of medium-term notes in February 2000. In April 2000, CILCO incurred a total of $8 million in bank debt to finance two power module projects. CILCO redeemed $25 million of auction rate preferred stock in July 2000. CILCO expects to issue commercial paper periodically during 2000, and is currently authorized by its Board of Directors to issue up to $100 million of short-term debt. At September 30, 2000, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance. CILCO had $75.2 million of commercial paper outstanding at September 30, 2000. During 2000, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2000 and 2001 capital expenditures primarily with funds provided by operations. CILCO is currently considering various options to refinance the matured medium-term notes and auction rate preferred stock. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

At September 30, 2000, CIM had $23.3 million of outstanding debt owing to CILCORP.

CIM committed to invest $16.6 million in affordable housing projects. Through September 30, 2000, CIM has paid $15.8 million to fund these commitments, $.5 million of which was paid during 2000. CIM expects to pay the approximately $.8 million remaining commitment in lesser amounts in each year through 2006. CIM does not plan to make additional investments beyond its current affordable housing commitments. CIM funds its commitments with cash borrowed from the Holding Company.

CVI

At September 30, 2000, CVI had outstanding debt of $1.3 million, borrowed from CILCORP.

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

On March 9, 2000, CILCO filed with the ICC revised tariff sheets eliminating the potential collection of the customer transition charge effective March 17, 2000. At a March 15, 2000, hearing, the ICC approved CILCO's revised tariffs, thereby eliminating the potential for CILCO to collect a customer transition charge. CILCO cannot re-establish the collection of a transition charge until it files and the ICC approves revised tariff sheets that reinstate a transition charge.

On July 31, 2000, CILCO filed a proposal with the ICC seeking approval to eliminate its fuel adjustment clause (FAC) and recover the cost of fuel and purchased energy through a fixed charge included in base rates. CILCO's proposal is based on forecasted coal and energy costs. If approved, CILCO's customers will not experience energy price volatility created by market prices. The ICC must rule on this proposal within 240 days of the July 31, 2000, filing date. This filing is possible as a result of the Customer Choice Law. If the FAC is eliminated, CILCO may not seek reinstatement of its fuel adjustment clause for five years. CILCO is currently considering actions it may take, such as various hedging programs, to protect itself from volatility in its electricity supply costs which could result absent the fuel adjustment clause.

The Customer Choice Law also requires electric base rate reductions that vary by utility. CILCO reduced its residential base rates by 2% in August 1998 and an additional 2% in October 2000. CILCO must reduce base rates by an additional 1% in October 2002. Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30-year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999, and a 12-month average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through
2004) plus 1.5 percentage points. If CILCO's two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

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

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, CILCO has entered into multi-year contracts with customers representing approximately 45% of total 1999 electric kWh sales to non-residential customers. These contracts, which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted. As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant. However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements. As of September 30, 2000, all eligible electric customers continue to purchase their electricity supply from CILCO other than those who self-generate. CILCO has acquired approximately 750,000 megawatt hours of new retail load to be served outside its service territory in 2000. CILCO will supply these new customers by using its owned generation and electricity purchases from other suppliers. CILCO has made the necessary supply and transmission arrangements to meet customer requirements.

                  Market Risk Sensitive Instruments

CILCORP is exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and CILCORP's non-regulated commodity marketing activities.

The market risk inherent in the activities of CILCORP (exclusive of tariffed natural gas customers, and exclusive of tariffed electric customers while the FAC is in effect) is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At September 30, 2000, CILCORP engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to supplement the Company's ability to generate electricity.

As of September 30, 2000, CILCORP has contracted to sell approximately 1.4 million MWh of electricity through July 2004 at various fixed prices to non-regulated customers. These commitments have a notional value of approximately $47.7 million and a mark-to-market gain of approximately $6.7 million. CILCORP has also contracted to purchase power at various fixed prices through December 2005. The total of fixed-price purchased power subject to market risk is approximately 1.7 million MW, with a notional cost of approximately $56.9 million and a mark-to-market gain of approximately $38.4 million resulting in a fair value of approximately $95.3 million as of September 30, 2000. Since the majority of this power was purchased with the intent to supply non-regulated retail customers, the sales price may not be at market and the Company may potentially have realized gains significantly less than the $38.4 million. Additionally, CILCORP holds net open market price risk positions of approximately .03 Bcf of natural gas with a mark-to-market loss of approximately $217,000. See Note 3 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

                 Voluntary Early Retirement Programs

CILCO offered Voluntary Early Retirement Programs in 1999 that resulted in the retirement of 227 people and after-tax charges to earnings of $6.1 million and $16.6 million in the second and third quarters of 1999, respectively.

In November 2000, the Company offered a similar Voluntary Early Retirement Program to AES CILCO people represented by International Brotherhood of Electrical Workers Local 51 and Office and Professional Employees' International Union Local 167. A total of 98 people are eligible to retire, and may elect, between November 6, 2000, and December 14, 2000, to accept the offer and retire as of January 1, 2001. The Company expects to incur an after-tax charge to earnings of up to $8 million during the fourth quarter related to this program.

                        Results of Operations


CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and nine months ended
September 30, 2000 and 1999.

                                Three Months Ended    Nine Months Ended
                                    September 30,       September 30,
Components of Electric             2000      1999       2000      1999
    Operating Income                          (In thousands)
                                               (Unaudited)
Revenue:
  Electric retail                $115,577 | $119,285 $286,161 | $280,070
  Sales for resale                 12,843 |   10,749   23,505 |   18,970
                                 -------- | -------- -------- | --------
     Total revenue                128,420 |  130,034  309,666 |  299,040
                                 -------- | -------- -------- | --------
Cost of sales:                            |                   |
  Cost of fuel                     32,039 |    8,594   84,186 |   53,855
  Purchased power                  24,312 |   44,105   42,211 |   56,027
  Revenue taxes                     5,730 |    5,745   14,892 |   14,616
                                 -------- | -------- -------- | --------
     Total cost of sales           62,081 |   58,444  141,289 |  124,498
                                 -------- | -------- -------- | --------
Gross margin                       66,339 |   71,590  168,377 |  174,542
                                 -------- | -------- -------- | --------
Operating expenses                        |                   |
  Other operations and maintenance 19,117 |   39,364   57,961 |   88,684
  Depreciation and amortization    12,449 |   11,799   37,022 |   35,585
  Other taxes                       2,409 |    2,419    6,988 |    7,532
                                 -------- | -------- -------- | --------
     Total operating expenses      33,975 |   53,582  101,971 |  131,801
                                 -------- | -------- -------- | --------
Total                              32,364 |   18,008   66,406 |   42,741
                                 -------- | -------- -------- | --------
Fixed charges and other                   |                   |
  Interest on long-term debt        3,117 |    3,442    9,443 |   10,328
  Cost of borrowed funds capital.    (136)|      (47)    (338)|      (73)
  Other interest                    1,316 |      786    2,743 |    2,133
                                 -------- | -------- -------- | --------
     Total                          4,297 |    4,181   11,848 |   12,388
                                          |                   |
Income before income taxes         28,067 |   13,827   54,558 |   30,353
  Income taxes                     10,535 |    5,285   19,856 |   10,600
                                 -------- | -------- -------- | --------
Electric income                  $ 17,532 | $  8,542 $ 34,702 | $ 19,753
                                 ======== | ======== ======== | ========

Electric gross margin decreased 7% for the quarter and 4% for the nine months ended September 30, 2000, compared to the same periods in 1999, due primarily to decreased margin on sales for resale. Industrial sales remained relatively constant for the quarter and decreased 4% for the nine months ended September 30, 2000, compared to the same periods in 1999. Residential sales decreased 7% for the quarter and 3% for the nine months ended September 30, 2000, compared to the same periods in 1999. Commercial sales increased 4% for the quarter, and 2% for the nine months ended September 30, 2000, compared to the same periods in 1999. Retail kilowatt hour (kWh) sales decreased 1% for the quarter and 2% for the nine months ended September 30, 2000, compared to the same periods in 1999. Cooling degree days were 9% higher for the quarter and 1% higher for the nine months ended September 30, 2000, compared to the same periods in 1999.

Sales for resale increased 19% for the quarter and 24% for the nine months ended September 30, 2000, compared to the same periods in 1999. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Purchased power decreased 45% and 25% for the quarter and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999. CILCO's FAC allows it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers may elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel increased for the quarter and for the nine months ended September 30, 2000 compared to the same periods in 1999.

The ICC is in the process of reviewing the FAC costs incurred during 1999 and will determine the prudency and recoverability of CILCO's energy costs. Any amount of the 1999 FAC costs ultimately determined to be imprudent, or otherwise not recoverable through the FAC, would be refunded to CILCO's customers. The ICC Staff and intervenors have variously recommended in the pending proceeding that up to $22.4 million be refunded to CILCO's customers. CILCO disagrees with the theories of Staff and the intervenors. On November 6, 2000, the Hearing Examiner's Proposed Order waw issued and recommended $3.4 million be refunded to CILCO's customers. A final order in this matter will be issued by December 31, 2000. A significant disallowance of these costs by the ICC would be material to CILCO's results of operation as an operating expense on CILCO's income statement.

Electric operations and maintenance expense decreased 51% for the quarter and 35% for the nine months ended September 30, 2000, compared to the same periods in 1999. The decrease was mainly due to decreased pension, medical and payroll expenses due to the 1999 early retirement programs. In 1999, there was a $10.1 million second quarter charge and an $18.4 million third quarter charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management, Office and Technical employees and to employees in CILCO's electric power generation area. The decrease for the nine months ended was partially offset by increased power plant maintenance and operations expenses, and increased tree trimming expenses.

Income taxes expense increased 99% for the quarter and 87% for the nine months ended September 30, 2000, due to increases in pre-tax operating income.

Fixed charges and other expenses increased 3% for the quarter and decreased 4% for the nine months ended September 30, 2000, compared to the same periods in 1999.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and nine months ended September 30, 2000 and 1999.

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
Components of Gas                 2000     1999        2000    1999
     Operating Income                       (In thousands)
                                              (Unaudited)
Revenue:
  Sale of gas                    $ 24,811 | $ 20,347 $125,251 | $120,180
  Transportation services           1,390 |    1,164    3,904 |    3,697
                                 -------- | -------- -------- | --------
     Total revenue                 26,201 |   21,511  129,155 |  123,877
                                 -------- | -------- -------- | --------
Cost of sales:                            |                   |
  Cost of gas                      13,887 |    9,305   72,293 |   65,123
  Revenue taxes                     1,022 |    1,002    6,282 |    6,330
                                 -------- | -------- -------- | --------
     Total cost of sales           14,909 |   10,307   78,575 |   71,453
                                 -------- | -------- -------- | --------
Gross margin                       11,292 |   11,204   50,580 |   52,424
                                 -------- | -------- -------- | --------
Operating expenses                        |                   |
  Other operations and maintenance  6,982 |   17,785   21,394 |   34,065
  Depreciation and amortization     5,337 |    4,772   15,841 |   14,947
  Other taxes                         723 |      690    2,178 |    2,277
                                 -------- | -------- -------- | --------
     Total operating expenses      13,042 |   23,247   39,413 |   51,289
                                 -------- | -------- -------- | --------
Total                              (1,750)|  (12,043)  11,167 |    1,135
                                 -------- | -------- -------- | --------
Fixed charges and other                   |                   |
  Interest on long-term debt        1,211 |    1,366    3,745 |    4,097
  Cost of borrowed funds capital.      -- |       (1)      -- |       (1)
  Other interest expense              516 |      312    1,088 |      846
                                 -------- | -------- -------- | --------
     Total                          1,727 |    1,677    4,833 |    4,942
                                 -------- | -------- -------- | --------
Income (loss) before income taxes  (3,477)|  (13,720)   6,334 |   (3,807)
  Income taxes                     (1,376)|   (5,383)   2,543 |   (1,339)
                                 -------- | -------- -------- | --------
Gas income (loss)                $ (2,101)| $ (8,337)$  3,791 | $ (2,468)
                                 ======== | ======== ======== | ========

Gas gross margin increased 1% for the quarter and decreased 4% for the nine months ended September 30, 2000, compared to the same periods in 1999. Residential sales volumes decreased 7% for the quarter and 11% for the nine months ended September 30, 2000. Commercial sales volumes increased 19% for the quarter and decreased
2% for the nine months ended September 30, 2000.   Heating degree
days were 10% lower for the quarter and 8% lower for the nine months ended September 30, 2000, compared to the same periods in 1999. The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services increased 19% and 6% for the quarter and nine months ended September 30, 2000, respectively, while gas transportation sales volumes increased 25% for the first quarter, and 10% for the nine months ended September 30, 2000, compared to the same periods in 1999.

The cost of gas increased 49% for the quarter and 11% for the nine months ended September 30, 2000, compared to the same periods in 1999, mainly due to higher natural gas prices during the quarter and nine months ended September 30, 2000. These changes were passed through to customers via the PGA.

Gas operation and maintenance expense decreased 61% and 37%, respectively, for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999. The decreases were primarily due to decreased pension, medical and payroll expenses due to the 1999 early retirement programs. In 1999, there was a $9.1 million third quarter charge to pension and benefits expense as a result of a Voluntary Early Retirement Program offered to Management and Office and Technical employees.

Fixed charges and other expenses increased 3% for the quarter and decreased 2% for the nine months ended September 30, 2000, compared to the same periods in 1999.

CILCO Other

The following table summarizes other income and deductions for the three months and nine months ended September 30, 2000 and 1999.

Components of CILCO Other       Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                   2000     1999       2000     1999
                                             (In thousands)
                                              (Unaudited)
Revenue                          $ 17,615 | $ 1,025  $ 36,399 | $ 2,754
Expense                           (20,412)|  (2,018)  (39,901)|  (4,530)
                                 -------- | -------  -------- | -------
Gross margin                       (2,797)|    (993)   (3,502)|  (1,776)
                                 -------- | -------  -------- | -------
                                          |                   |
Other income and deductions:              |                   |
Interest income                       110 |      34       179 |     147
Amortization                           -- |     (72)       -- |    (504)
Operating expenses                   (520)|    (247)   (1,180)|    (894)
Other taxes                            (1)|      (1)       (3)|      (3)
Preferred stock dividends            (539)|    (802)   (2,437)|  (2,372)
Other                                (246)|    (202)     (767)|    (708)
                                 -------- | -------  -------- | -------
Total other income and deductions  (1,196)|  (1,290)   (4,208)|  (4,334)
                                          |                   |
Loss before income taxes           (3,993)|  (2,283)   (7,710)|  (6,110)
   Income taxes (benefit)          (1,711)|    (937)   (3,076)|  (2,304)
                                 -------- | -------  -------- | -------
      Other income (loss)        $ (2,282)| $(1,346) $ (4,634)| $(3,806)
                                 ======== | =======  ======== | =======

The changes in gross margin for the quarter and nine months ended September 30, 2000, compared to the same periods in 1999, are primarily due to higher purchased power and fuel costs relative to revenues from increased nonregulated electricity sales in Illinois outside of CILCO's service territory. These sales of electricity are to eligible customers of other utilities' pilot programs formerly served by CILCO affiliate QST and to other customers eligible to choose their energy supplier under the Customer Choice Law.

Other Businesses Operations


The following table summarizes the components of Other Businesses net loss for the three months and nine months ended September 30, 2000 and 1999.

Components of Other Businesses   Three Months Ended  Nine Months Ended
Net Loss                            September 30,      September 30,
                                  2000      1999      2000     1999
                                           (In thousands)
                                             (Unaudited)
Revenue:
Leveraged lease revenue           $ 2,068 |$ 1,566 $  6,818 |$ 5,200
Interest income                        33 |     42      126 |     98
Gas marketing revenue               4,890 |    833   10,283 | 11,186
Other revenue                         558 |    486    2,025 |  1,734
                                  ------- |------- -------- |-------
   Total revenue                    7,549 |  2,927   19,252 | 18,218
                                  ------- |------- -------- |-------
Expenses:                                 |                 |
  Gas purchased for resale          4,802 |    947    9,958 | 10,134
  Operating expenses                 (921)|  3,261      905 |  8,226
  Depreciation and amortization     3,612 |     43   10,837 |    131
  Interest expense                 11,932 |  1,093   35,659 |  3,935
  Other taxes                           9 |     11      129 |     26
                                  ------- |------- -------- |-------
  Total expenses                   19,434 |  5,355   57,488 | 22,452
                                  ------- |------- -------- |-------
Loss before income taxes          (11,885)| (2,428) (38,236)| (4,234)
                                  ------- |------- -------- |-------
   Income tax benefit              (3,511)| (1,212) (11,932)| (2,089)
                                  ------- |------- -------- |-------
Other Businesses net loss         $(8,374)|$(1,216)$(26,304)|$(2,145)
                                  ======= |======= ======== |=======

Leveraged lease revenues increased 31% for the nine months ended
September 30, 2000, primarily due to the renegotiation of the Company's dragline lease and one of its building leases.

Gas marketing revenues and gas purchased for resale expense increased for the three months ended September 30, 2000, due to increased gas marketing sales and higher natural gas prices. Revenue and purchased gas expense for the nine months ended September 30, 2000, were slightly lower than the previous year due to decreased sales in the first quarter.

Interest expense increased for the three months and nine months ended September 30, 2000, due to interest on the senior notes issued in October 1999 to acquire CILCORP. Depreciation and amortization is higher due primarily to the amortization of goodwill resulting from AES' acquisition price in excess of the fair value of CILCORP's assets and liabilities.

Operating expenses decreased for the nine months ended September 30, 2000, compared to the corresponding period in 1999, primarily due to 1999 expenses of $2.3 million for merger transaction costs and $1.4 million for incentive compensation. In addition, operating expenses were impacted by the effect of a purchase accounting adjustment of $1.8 million related to a forward sale contract for electricity entered into prior to the AES acquisition of CILCORP. See related discussion in Note 3 to the financial statements.

The income tax benefit increased for the three months and nine months ended September 30, 2000, compared to the corresponding periods in 1999, primarily due to lower net income resulting from the acquisition debt interest expense.

QST Enterprises Discontinued Operations

QST Enterprises and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond, and recorded loss provisions in 1998 for the discontinued energy operations.

The results of QST Enterprises and its past and present subsidiaries
- QST Environmental and QST Energy - are reported in 2000 and prior periods as discontinued operations. The table below shows the components of the discontinued operations.

Income (loss) from operations of discontinued businesses, net of tax:

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
                                  2000       1999     2000      1999
                                               (In thousands)
                                                 (Unaudited)
QST Enterprises (excluding QST
  Environmental)                  $    --  |$    -- $    -- |$     --
QST Environmental, net of tax of           |                |
  $(221)                               --  |     --      -- |    (407)
                                  -------  |------- ------- |--------
                                  $    --  |$    -- $    -- |$   (407)
                                  =======  |======= ======= |========

QST Enterprises' (excluding QST Environmental) financial results for the periods shown were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of California. The discovery process in the suits is ongoing. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at September 30, 2000, for these two customers totaled $12.8 million, excluding interest of approximately $2.5 million. The receivable was reduced by $2.5 million in July 2000 for payments received from these customers. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to "Environmental Matters" under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations" in the Company's 1999 Annual Report on Form 10-K for certain pending proceedings known to be contemplated by governmental authorities.

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


                                                  CILCORP Inc.
                                                  (Registrant)



Date November 9, 2000
                                                  R. J. Sprowls
                                                  R. J. Sprowls
                                                 Vice President




Date November 9, 2000
                                                 T. D. Hutchinson
                                                 T. D. Hutchinson
                                                Controller and Chief
                                                 Financial Officer

                             SIGNATURES


Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CENTRAL ILLINOIS LIGHT COMPANY
                                     (Registrant)



Date November 9, 2000
                                       R. J. Sprowls
                                       R. J. Sprowls
                                       Vice President




Date November 9, 2000
                                     T. D. Hutchinson
                                     T. D. Hutchinson
                                   Controller and Chief
                                     Financial Officer