Form 10-K405
period 2000-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2001-03-29
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                            FORM 10-K

       [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year ended December 31, 2000

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

                      Yes   X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At March 15, 2001, there was no voting stock of CILCORP Inc.
(CILCORP) held by nonaffiliates. On that date, 1,000 common shares (no par value) were outstanding and privately held, beneficially and of record, by The AES Corporation.

At March 15, 2001, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $33.6 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

               DOCUMENT INCORPORATED BY REFERENCE

Central Illinois Light Company's Proxy Statement, to be filed not later than April 16, 2001, in connection with its Annual Meeting to be held on May 22, 2001, is incorporated by reference into
Part I and Part III hereof.

                          CILCORP INC.
                               and
                 Central Illinois Light Company
                  2000 Form 10-K Annual Report

This combined Form 10-K is filed separately by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                        Table of Contents


                                                             Page
                                                             ----
Glossary                                                      5-6
                             Part I

Item 1.  Business
         The Company and its Subsidiaries                     7-8
         Business of CILCO                                      9
           Electric Service                                  9-10
                Gas Service                                    10
           Regulation                                          10
           Electric Fuel and Purchased Gas
             Adjustment Clauses                             10-11
           Fuel Supply - Coal                               11-12
           Natural Gas Supply                                  12
           Financing and Capital Expenditures Programs      12-13
           Environmental Matters                               13
           Significant Customer                                13
           Franchises                                          13
           Competition                                         13
           People                                           13-14
           Union Contracts                                     14
         Business of QST                                       15
         Other Businesses                                      15
           CIM                                                 15
           CVI                                                 16
Item 2.  Properties                                            16
Item 3.  Legal Proceedings                                     17
Item 4.  Submission of Matters to a Vote of Security Holders   17
         Executive Officers of the Registrant               18-20

                             Part II

Item 5.  Market for the Registrant's Common Equity
            and Related Stockholder Matters                    21
Item 6.  Selected Financial Data                               22
Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations   23-52
Item 8.  Financial Statements and Supplementary Data       53-121
Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure        121-122

                            Part III

Item 10. Directors and Executive Officers of the
            Registrants                                   123-124
Item 11. Executive Compensation                           125-132
Item 12. Security Ownership of Certain Beneficial
            Owners and Management                             133
Item 13. Certain Relationships and Related Transactions       133

                             Part IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                           134-139

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

Bcf -- Billion cubic feet

CAA -- Clean Air Act

Caterpillar -- Caterpillar Inc., CILCO's largest customer

CECO -- CILCO Energy Corporation, a wholly-owned subsidiary of CILCO

CEDCO -- CILCO Exploration and Development Company, a wholly-owned subsidiary of CILCO

CESI -- CILCORP Energy Services Inc.

CII -- CILCORP Infraservices Inc.

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

USEPA -- U.S. Environmental Protection Agency

                             PART I

Item 1.  Business

                THE COMPANY AND ITS SUBSIDIARIES

CILCORP Inc. (CILCORP or the Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and results from continuing operations of CILCORP primarily reflect the operations of Central Illinois Light Company (CILCO), the Company's principal business subsidiary. In the fourth quarter of 1998, the operations of CILCORP first-tier subsidiary QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) were discontinued (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) and, therefore, are being reported as discontinued operations in the financial statements. The Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of ESE Land Corporation, CILCORP Infraservices Inc., and the Holding Company itself (Holding Company), are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of all of its subsidiaries.

On November 23, 1998, the Company announced that The AES Corporation (AES) had offered to buy 100% of the Company's outstanding common stock. AES completed the acquisition of the Company on October 18, 1999. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding this transaction and its effect on the separation and comparability of 1999 financial information presented in this document.

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

QST, formed in December 1995, provided energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy). QST Energy has one wholly-owned subsidiary - QST Energy Trading Inc. (QST Trading), which purchased and sold energy in the wholesale market. QST provided fiber optic telecommunications services through another wholly-owned subsidiary, QST Communications Inc. (QST Communications), which it sold in August 1998. QST provided engineering and environmental consulting services through wholly-owned subsidiary QST Environmental, which it sold to MACTEC, Inc. for approximately $18 million in cash, on June 24, 1999. In the fourth quarter of 1998, QST decided to discontinue its energy operations and report their results as discontinued. Refer to the caption "QST Enterprises Discontinued Operations" of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services Inc. (CESI). CESI was formed to pursue energy-related opportunities in the non-regulated market. CESI's primary business is gas management services, including commodity purchasing for gas management customers.

The following table summarizes the relative contribution of each business group to consolidated assets at December 31, 2000, and to revenue and net income for the year ended December 31, 2000.



                     Assets            Revenue      Net Income (Loss)
                                    (In thousands)
CILCO             $1,107,440       $684,844            $ 44,800
Other Businesses     827,565         38,670             (33,415)
                                                       --------
Net Income                                             $ 11,385
                                                       ========

CILCORP is an intrastate exempt holding company under
Section 3(a)(1) of the Public Utility Holding Company Act of 1935 (PUHCA). Federal legislation dealing with the restructuring of the electric utility industry, including repeal of PUHCA, has been introduced from time to time in Congress. Repeal of PUHCA would, among other things, remove certain presently applicable restrictions to the merger or combination of non-contiguous electric and natural gas utility holding companies. The Company cannot predict whether or when any of these proposals might be enacted at the federal level or the ultimate effect on the Company. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas industries. These include increased competition in wholesale markets and the prospect of increased competition in retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Competition" of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 136
Illinois communities (including Peoria, East Peoria, Pekin,
Lincoln and Morton). At December 31, 2000, CILCO had approximately 193,000 retail electric customers.

CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, two natural gas combustion turbine generators and 16 diesel-fueled power modules. The natural gas combustion turbine generators and the power modules are typically used for peaking service. The 2000 system peak demand was 1,285 MW on August 31, 2000. This was a new all-time system peak demand.

The system peak demand for 2001 is estimated to be 1,294 MW with a planned reserve margin of approximately 15%. The planned reserve margin takes into account 100 MW of firm purchased power and 90 MW of interruptible industrial load and other related Demand Side Management (DSM) programs. Additionally, the planned reserve margin includes approximately 40 MW of capacity from the Medina Valley Cogeneration Plant under construction near Mossville, Illinois. Scheduled for completion in the second quarter of 2001, the Medina Valley facility, a collaborative effort between CILCO and AES, will become operational after receiving the requisite regulatory approvals. CILCO's planned reserve margin is designed to comply with planning reserve margin requirements established by the Mid-America Interconnected Network (MAIN), of which CILCO is a member.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity to provide an adequate and reliable supply of electricity to satisfy base load demand; however, CILCO must purchase capacity and energy to meet its summer peak demands and reserve requirements. CILCO has a power purchase agreement with AmerenCIPS (CIPS), formerly Central Illinois Public Service Company, for 100 MW of capacity and firm energy for the months of June through September for the years 2000 through 2003 which additionally, provides for 100 MW of firm energy for the month of January in each of those years.

CILCO is interconnected with CIPS, Commonwealth Edison Company,
Illinois Power Company and the Springfield City Water, Light and
Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.


GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 2000, CILCO had approximately 201,000 gas customers, including 140 industrial, commercial and residential gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the caption "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 2000 peak day send-out of 368,045 MCF occurred on December 21, 2000. CILCO has been able to meet all of its existing customer requirements during the 2000-2001 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 2001-2002 heating season.


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

On July 31, 2000, CILCO filed a proposal with the ICC seeking approval to eliminate its FAC and recover the cost of fuel and purchased energy through a fixed charge included in base rates. CILCO's proposal was based on forecasted coal and energy costs. On March 14, 2001, the ICC ruled that the proposal for the elimination of the FAC should be dismissed because of uncertainty regarding the termination of CILCO's contract with Freeman United Coal Mining Company. (See Item 1. Business of CILCO - Fuel Supply - Coal.)

The ICC completed its review of the 1999 FAC costs and issued an order on December 20, 2000. The order required that $24.3 million be refunded to customers beginning in February 2001. CILCO strongly disagreed with the ruling and petitioned for a rehearing and a stay of the refund order. The rehearing and stay were granted by the ICC. The 1999 FAC rehearing must be completed by July 7, 2001. CILCO may appeal an adverse decision to the Illinois Appellate Court.

After the completion of the 1999 rehearing, the Company will determine its strategy for eliminating its FAC. The Customer Choice Law provides that the FAC may be fixed at the average of the last two ICC approved FAC amounts or at a rate based on forecasted coal and energy costs. If the rate is fixed at the average of the last two approved FAC amounts, the freeze becomes effective 60 days subsequent to the filing by CILCO. If the forecast methodology is used, the ICC must rule on the proposal within 240 days of the filing. The results of the 1999 FAC reconciliation rehearing will be known by July 7, 2001, and the ICC's review of the 2000 FAC must be completed by December 31, 2001.

CILCO's current tariffs also provide for adjustments to its gas rates through the purchased gas adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.


FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired. Approximately 2.8 million tons of coal were burned during 2000. Existing coal contracts with suppliers in Illinois are expected to supply approximately 95% of the 2001 requirements.

During the years 2000, 1999, and 1998, the average cost per ton of coal burned, including transportation, was $34.80, $32.41, and $33.56, respectively. The cost of coal burned per million BTU's was $1.57, $1.49, and $1.54, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of Illinois coal used predominantly at the Duck Creek Station. The contract obligates CILCO to purchase between 500,000 and 1,000,000 tons annually through 2010 from Freeman's Crown II mine. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. On August 8, 1997, CILCO filed an arbitration against Freeman alleging that Freeman had failed to perform its prudent mining obligations as required by the parties' contract. Through this 1997 arbitration, CILCO sought damages for the period 1993-1997, and confirmation of CILCO's right to terminate the contract. In addition, CILCO sought reimbursement of the attorneys' fees and costs charged by Freeman for such arbitration. By a counterclaim, Freeman sought to recover BTU premium adjustments of $2.3 million for coal delivered over the period 1994-1998. On July 27, 2000, the arbitration panel ruled that CILCO was entitled to damages of $1,950,000 and to a refund of the attorneys' fees and costs charged by Freeman to CILCO for such arbitration. The arbitration panel denied CILCO's request to terminate the contract and Freeman's request for BTU premium adjustments.

On October 24, 2000, CILCO commenced another arbitration against Freeman seeking damages alleging that Freeman failed to perform its prudent mining obligations as required by the contract over the period 1998 through the present. In this arbitration, CILCO also seeks to obtain credits for overcharges and to enforce its audit rights under the contract. CILCO cannot at this time predict the ultimate outcome of this current arbitration or whether its resolution will have a material impact on CILCO's operating results.

At the same time that CILCO filed its arbitration claim against Freeman on October 24, 2000, CILCO also gave notice of default to Freeman advising it of CILCO's intent to terminate the coal contract unless Freeman cured its defaults, which related primarily to the effect of Freeman's mining practices on the cost of coal purchased by CILCO. During the contractual cure period, Freeman represented that it had made changes at the mine to improve productivity which would result in the reduction of mining costs. In reliance on Freeman's representations that costs will drop, CILCO withdrew its notice of termination.


NATURAL GAS SUPPLY

During 2000, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 30 gas suppliers. Reliability is enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements.

During 2000, CILCO purchased and delivered approximately
36,398,000 MCF of natural gas at a cost of approximately
$188 million, or an average cost of $5.17 per MCF. The average cost per MCF of natural gas purchased and delivered was $2.77 in 1999 and $2.67 in 1998 (see Electric Fuel and Purchased Gas
Adjustment Clauses).

The increase in natural gas prices is due primarily to increased demand for natural gas nationwide, lower than normal storage inventories going into the winter and decreased drilling and production for natural gas.


FINANCING AND CAPITAL EXPENDITURES PROGRAMS

CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 2001 are estimated to be $50.1 million, including pollution control expenditures of $4.9 million. Expenditures include $34.2 million for the electric business, $11.2 million for the gas business and $4.7 million for general and miscellaneous purposes. Electric expenditures include $14.3 million for additions and modifications to generating facilities. Transmission and distribution system additions and improvements are expected to total $19.9 million. Gas expenditures are primarily for additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 2002-2005 are $285 million.

CILCO's short-term debt increased to $67.3 million at December 31, 2000, from $46.9 million at December 31, 1999. CILCO retired $30.0 million of medium-term notes in February 2000 and redeemed $25 million of auction rate preferred stock in July 2000. In 2000, CILCO paid two dividends to CILCORP totaling $26.0 million. As part of the acquisition of CILCORP by AES, CILCO received
$27 million of additional paid-in capital from CILCORP in the fourth quarter of 1999. CILCO used the funds to retire commercial paper during the fourth quarter of 1999. At December 31, 2000, CILCO had bank lines of credit aggregating $100 million, all of which were unused, except in support of commercial paper issuance. In the fourth quarter of 2000, CILCO issued commercial paper to cover higher costs of natural gas (see Business of CILCO - Natural Gas Supply). In the third quarter of 1999, CILCO issued commercial paper to cover purchases of additional electricity to meet increased consumer demand due to abnormally warm weather conditions (see Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) - CILCO Electric Operations). Refer also to Capital Resources and Liquidity - CILCO of MD&A.

CILCO expects to continue to support commercial paper issuance with its bank lines during 2001. It expects to finance its 2001 capital expenditures primarily with funds provided by operating activities. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries. CILCORP's parent, AES, may also provide equity capital to support CILCO's capital expenditures or other financing requirements.


ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations.


SIGNIFICANT CUSTOMER

Caterpillar Inc. is CILCO's largest industrial customer. Gas revenues, electric revenues, and sales of other services to Caterpillar were 6.5%, 7.2%, and 7.6% of CILCO's total revenue for 2000, 1999 and 1998, respectively. Sales to Caterpillar from all continuing CILCORP subsidiaries represent 7.5%, 8.1%, and 8.6% of CILCORP consolidated operating revenue from continuing operations for 2000, 1999, and 1998, respectively. See CILCO's Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data.


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


COMPETITION

Refer to the caption "Competition" of Item 7. Management's
Discussion and Analysis of Financial Condition and Results of
Operations.


PEOPLE

As of December 31, 2000, the number of full-time people at CILCO was 959, and the number of part-time people was 31. Of these, 373 gas and electric field people were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW), and 175 power plant people were represented by Local 8 of the National Conference of Firemen and Oilers (NCF&O). On January 1, 2001, these numbers were reduced as 41 CILCO people accepted an offer to retire under a Voluntary Early Retirement Program. (See Voluntary Early Retirement Programs for additional discussion.)


UNION CONTRACTS

On August 3, 2000, CILCO and the IBEW agreed to extend the existing contract through July 1, 2002. The NCF&O ratified its current contract with the Company on February 23, 2001. The
NCF&O contract expires on July 1, 2006.

                         BUSINESS OF QST

QST Enterprises Inc. (QST) was formed in December 1995. Through its wholly-owned subsidiary, QST Energy, QST provided a portfolio of non-regulated, energy-related products and services including wholesale and retail sales of electricity and natural gas in markets that are open to competition. QST and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual obligations for 1999 and beyond, and recorded loss provisions for the discontinued energy operations. The results of QST and its past and present subsidiaries are shown as discontinued operations in the statements of income for the year 2000 and prior periods. QST sold its wholly-owned environmental services subsidiary, QST Environmental, in June 1999, and its fiber optic-based telecommunications subsidiary, QST Communications, in August 1998.


                        OTHER BUSINESSES

CIM

The investment portfolio of CIM at December 31, 2000, and 1999, is shown in the following table:

Type of Investment
At December 31                            2000         1999
                                           (In thousands)
Investment in leveraged leases          $140,936     $143,697
Cash and temporary cash investments          423          158
Investment in Energy Investors Fund        1,350        1,181
Investment in affordable housing funds    11,202       12,409
Other                                        119          125
                                        --------     --------
     Total                              $154,030     $157,570
                                        ========     ========

At December 31, 2000, CIM held equity investments in eight leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessees.

CIM, through its wholly-owned subsidiary, CIM Energy Investments Inc., has a net investment of $1,350,000 in the Energy Investors Fund, L.P. (Fund), representing a 2.5% interest in the Fund at December 31, 2000. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

CIM is a limited partner in eight affordable housing portfolios.
The ownership interests in these partnerships ranged from 3% to 10% at December 31, 2000. The equity method of accounting is used for these investments.

CVI

CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $1,019,000. CESI's primary business is gas management services, including commodity purchasing for gas management customers.


Item 2.  Properties

                              CILCO

CILCO owns and operates two coal-fired generating plants, a cogeneration plant, two combustion turbine-generators and 16 diesel-fueled power modules. These facilities had an available summer capability of 1,172 MW in 2000. The two combustion turbine generators with a summer rating of 30 MW (15 MW each) and the 16 diesel-fueled power modules with a total rating of 26 MW are typically used during peak periods. The cogeneration plant, which became operational during 1995, produces steam for Midwest Grain Products, Inc. (MWG) and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 10 MW.

The major generating facilities of CILCO (representing 94.4% of CILCO's available summer generating capability projected for
2001), all of which are fueled with coal, are as follows:


                                                   Available Summer
Station & Unit                         Installed    Capability (MW)
Duck Creek
    Unit 1                                1976           366
E. D. Edwards
    Unit 1                                1960           117
    Unit 2                                1968           262
    Unit 3                                1972           361

CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 14 principal substations with an installed capacity of approximately 3,364,200 kilovolt-amperes.

The electric distribution system includes approximately 6,429 circuit miles of overhead pole and tower lines and 1,814 miles of underground distribution cables. The distribution system also includes approximately 105 substations with an installed capacity of 2,045,360 kilovolt-amperes.

The gas system includes approximately 3,639 miles of transmission and distribution mains.

CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 Bcf. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 Bcf.

Item 3.  Legal Proceedings

Reference is made to the captions "Fuel Supply - Coal" and "Electric Fuel and Purchased Gas Adjustment Clauses" of Item 1. Business, "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 7 - Commitments and Contingencies" of
Item 8. Financial Statements and Supplementary Data for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of
California.   In December 2000, the two customers filed
counterclaims against QST Energy, alleging fraud, negligent misrepresentations and deceit. QST Energy has filed a Motion to Dismiss these counterclaims. The court has not yet ruled on this motion. The final pre-trial is scheduled for April 10, 2001. Trial is scheduled to commence on May 7, 2001. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers and to vigorously defend against the counterclaims. The accounts receivable reflected in CILCORP's consolidated balance sheet at December 31, 2000, for these two customers, totaled $13 million, excluding interest of approximately $2.7 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

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


Item 4.  Submission of Matters to a Vote of Security Holders


                             CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                              CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                  Executive Officers of CILCORP

                        Age as of   Positions Held During      Initial
Name                     3/31/01       Past Five Years     Effective Date (1)
Lenny M. Lee (2)           42      President               January 26, 2001

Robert J. Sprowls (3)      43      Vice President          October 18, 1999

Thomas D. Hutchinson (4)   46      Chief Financial Officer
                                    and Treasurer          May 23, 2000

Craig W. Stensland (5)     41      Secretary               May 23, 2000

Notes:

(1)The term of each executive officer extends until the next succeeding organizational meeting of Directors or until their successors are elected and shall qualify.

(2)Mr. Lee is also a Vice President of the Company's parent, The AES Corporation, and President of Central Illinois Light Company (CILCO). Mr. Lee is manager of the AES Great Plains Group in the Central United States. From 1998 to January 2001, he was manager of AES Transpower Group, where he was responsible for business development and operations in Australia, Southeast Asia, Korea and Hawaii. Mr. Lee joined the AES Transpower Group in 1995. Mr. Lee has been with AES since 1988.

(3)Mr. Sprowls is also a Vice President of CILCO. Mr. Sprowls is currently Vice President and Leader of CILCO's Energy Delivery Business Unit. He was previously CILCO's Chief Financial Officer from August 17, 1998 to October 18, 1999. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997 to August 17, 1998, and Vice President from August 19, 1996 to April 22, 1997. Mr. Sprowls was Vice President of CILCO from April 1, 1995 to January 29, 1996, and served from October 1, 1990, to October 25, 1995, as Treasurer of CILCORP.

(4)Mr. Hutchinson is also Chief Financial Officer and Controller of CILCO. He served as Controller of CILCORP from February 1, 1988 until April 1, 1995. He began serving as Controller again, effective January 20, 1997, and continued in that capacity until May 23, 2000, when he was named Chief Financial Officer and Treasurer. He served as CILCO Director
   - Competitive Strategy from April 1, 1995 to January 1, 1996. From January 1, 1996 to January 20, 1997, Mr. Hutchinson served as Director of Planning and Administration of QST Enterprises Inc.

(5)Mr. Stensland is also Secretary of CILCO. He served as a Principal Attorney for CILCORP and CILCO from May 22, 1991 to
   March 15, 2000, when he became Secretary at CILCO.


                   Executive Officers of CILCO

                      Age as of   Positions Held During     Initial
Name                   3/31/01       Past Five Years    Effective Date (1)
Lenny M. Lee (2)         42       President              January 26, 2001

Jerry Cagle (3)          50       Vice President         October 18, 1999

Scott A. Cisel (4)       47       Vice President         April 1, 1995

James L. Luckey, III (5) 40       Vice President         December 17, 1999

Greg T. Russell (6)      36       Vice President         December 17, 1999

Robert J. Sprowls (7)    43       Vice President         October 18, 1999

Thomas D. Hutchinson (8) 46       Chief Financial Officer
                                    and Controller       October 18, 1999

Thomas S. Romanowski (9) 51       Treasurer              October 18, 1999

Craig W. Stensland (10)  41       Secretary              March 15, 2000

Notes:


(1)The term of each executive officer extends until the next succeeding organizational meeting of Directors or until their successors are elected and shall qualify.

(2)Mr. Lee is a Vice President of CILCORP Inc.'s parent, The AES Corporation, and President of CILCORP. Mr. Lee is manager of the AES Great Plains Group in the Central United States.
   From 1998 to January 2001, he was manager of AES Transpower Group, where he was responsible for business development and operations in Australia, Southeast Asia, Korea and Hawaii. Mr. Lee joined the AES Transpower Group in 1995. Mr. Lee has been with AES since 1988.

(3)Mr. Cagle came to CILCO to be Plant Manager of CILCO's
   Indian Trails Cogeneration facility in 1999. He was elected CILCO Vice President on October 18, 1999 and became Plant Manager of Edwards Power Station in January 2000. Prior to coming to CILCO, Mr. Cagle worked with CILCO's parent company, The AES Corporation, at AES Warrior Run and AES Shady Point power generation plants.

(4)Mr. Cisel was elected CILCO Vice President - Sales and Marketing on April 1, 1995, and on November 9, 1995, he became responsible for federal and state government and regulatory activities. He is currently Vice President and Leader of CILCO's Sales and Marketing Business Unit.

(5)Mr. Luckey was elected CILCO Vice President on December 17, 1999, and has been Plant Manager of CILCO's Duck Creek Power Generation Facility since January 2000. Prior to coming to CILCO, Mr. Luckey worked with CILCO's parent company, The AES Corporation, at AES Thames generating plant.

                                19

(6)Mr. Russell came to CILCO in June 1999 to become a Team Leader at CILCO's Edwards Power Plant. On December 17, 1999, he was elected CILCO Vice President and in January 2000, Mr. Russell became manager of CILCO's Indian Trails Cogeneration Facility. Prior to coming to CILCO, Mr. Russell worked with CILCO's parent company, The AES Corporation, at AES Southington, AES Barry Operations and AES Thames.

(7)Mr. Sprowls also serves as a Vice President of CILCORP. Mr. Sprowls served as CILCO's Chief Financial Officer from August 17, 1998, to October 18, 1999. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997, to August 17, 1998, and Vice President from August 19, 1996, to April 22, 1997. Mr. Sprowls was Vice President of the Company from April 1, 1995, to January 29, 1996, and served from October 1, 1990, to October 25, 1995, as Treasurer of CILCORP.

(8)Mr. Hutchinson served as Controller of CILCO from January 20, 1997, until he began his current position as Controller and Chief Financial Officer on October 18, 1999. He also serves as Chief Financial Officer and Treasurer of CILCORP. Mr. Hutchinson was CILCORP's Controller from February 1, 1988, to April 1, 1995, and again from January 20, 1997, until he became Controller and Chief Financial Officer. He served as CILCO's Director - Competitive Strategy from April 1, 1995, to December 31, 1995, and as Director of Planning and Administration of QST Enterprises Inc. from January 1, 1996, to January 20, 1997.

(9)Mr. Romanowski was a Vice President of CILCO from October 1,
   1986, to October 18, 1999.

(10)Mr. Stensland served as a Principal Attorney for CILCORP and CILCO from May 22, 1991, to March 15, 2000. He also serves as Secretary of CILCORP.

                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters


                             CILCORP

The Company's common stock is not traded on any market.  At
December 31, 2000, there were 10,000 authorized, no par value, shares of the Company's common stock. One thousand of those shares were issued, and outstanding and privately held, beneficially and of record, by The AES
Corporation.

Requirements which must be met before CILCORP can pay dividends or make other distributions are described in Note 12 of CILCORP's
Notes to the Consolidated Financial Statements contained in Item
8. Financial Statements and Supplementary Data.


                              CILCO

CILCO's common stock is not traded on any market.  At December
31, 2000, there were 13,563,871 shares of CILCO's Common Stock, no par value, issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO may not pay common stock dividends until certain retained earnings requirements are met as described in Note 12 of CILCO's
Notes to the Consolidated Financial Statements contained in Item
8. Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

CILCORP INC.
Selected Financial Data
For the Periods Ended

                          Oct. 19     Jan. 1
                            to         to
            December 31   Dec. 31,    Oct 18,          December 31
                2000       1999        1999      1998      1997      1996
                              (In thousands except ratios)
Revenue      $  723,514 $  120,589 |$460,261 $  559,168 $  558,259 $  527,060
                                   |
Net income                         |
  available                        |
  for common                       |
  stockholders   11,385       (745)|     280     16,310     16,395     27,943
Total assets  1,948,276  1,830,953 |          1,312,940  1,334,819  1,285,693
Long-term debt  720,482    730,434 |            285,552    298,528    320,666
Ratio of                           |
  earnings to                      |
  fixed charges     1.2        0.9 |     1.0        2.4        2.7        2.5

Central Illinois Light Company
Selected Financial Data
For the Years Ended December 31
                    2000         1999       1998       1997       1996
                             (In thousands except ratios)
Electric and
  Gas Revenue   $  636,490   $  553,474 $  532,336 $  546,854 $  518,555

Net income
  available for
  common
  stockholders      44,800       16,041     41,041     50,251     41,939
Total assets     1,107,440    1,056,280  1,024,428  1,022,655  1,036,169
Long-term debt     245,482      237,934    267,884    267,836    278,439
Ratio of
  earnings to
  fixed charges        3.5          1.9        3.4        3.5        3.4

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

In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana. Following this announcement, AES indicated that as part of the SEC approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 23, 2001, AES received an order from the SEC which allowed AES' continued exemption from PUHCA. The exemption order required AES to divest its ownership interests in CILCO's utility assets within two years of the closing of AES' acquisition of IPALCO.

Financial results reflect application of the purchase method of accounting to the merger. Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed. Any excess purchase price over the fair value of the net assets acquired is allocated to goodwill. As a result, CILCORP has recorded purchase accounting fair value adjustments to plant in service, pension and other post-retirement liabilities, an out-of-market long-term coal contract, and other balance sheet items. The initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company and resulted in $573 million of goodwill recorded at CILCORP, to be amortized over 40 years. During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates. The primary effect of these adjustments was to increase goodwill by approximately $40 million, to increase utility plant by $28.4 million (offset by deferred taxes of $11.3 million), and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $17 million). Changes to the Company's estimates after October 2000, if any, will be recorded in results of operations.

The purchase accounting entries are reflected on CILCORP's financial statements as of the merger date, but were not "pushed down" to CILCORP's subsidiaries. Accordingly, CILCORP's post-merger financial statements reflect a new basis of accounting, and separate financial statements are presented for pre-merger and post-merger periods, separated by a heavy black line. For discussion throughout this document, for categories and segments substantially unaffected by the merger and with no pre-merger or post-merger accounting events, the 1999 pre-merger and post-merger periods have been combined for comparison in total to other years presented.

In late 1998, in light of its pending acquisition by AES and after reviewing its business plans, the Company decided to sell its 100% ownership interest in

QST Environmental Inc. (QST Environmental), a first-tier subsidiary of QST that provided environmental consulting and engineering services. QST sold all the outstanding common stock of QST Environmental to MACTEC, Inc. for approximately
$18 million in cash on June 24, 1999. QST previously sold another of its subsidiaries, QST Communications Inc., in August 1998.

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

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition). This law will enable CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois customers outside its traditional Central Illinois service territory. As a result of these events, the Company reported the results of QST Enterprises and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) as discontinued operations (see Management's Discussion and Analysis of Financial Condition and Results of Operations - QST Discontinued Operations).

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.

                            OVERVIEW

Contributions to the Company's earnings (in thousands of dollars) for the last three calendar years are shown below.

                                    Oct. 19 to  Jan.1 to
                                     Dec. 31,   Oct. 18,
                              2000     1999      1999     1998
CILCO                       $ 44,800  $ 7,364 | $ 8,677  $ 41,041
Other Businesses             (33,415)  (7,896)|  (7,990)   (2,823)
QST Enterprises Discontinued                  |
  Operations                      --     (213)|    (407)  (21,908)
                            --------  ------- | -------  --------
Net Income                  $ 11,385  $  (745)| $   280  $ 16,310
                            ========  ======= | =======  ========

CILCO's earnings increased by 179% in 2000, primarily due to decreased operations and maintenance expenses associated with the Voluntary Early Retirement Programs (see Voluntary Early Retirement Programs) and reductions in operations and maintenance expenses following CILCORP's acquisition by AES. In the fourth quarter of 2000, a Voluntary Early Retirement Program resulted in an after-tax charge of $2.5 million, as compared to the 1999 programs which resulted in after-tax charges of approximately $22.7 million. Electric gross margin increased slightly and cooling degree days were 3% higher in 2000, as compared to 1999. Gas gross margin increased 4% in 2000, compared to 1999, as heating degree days increased 8% for the corresponding periods.

CILCO's earnings decreased by 61% in 1999 primarily due to the costs associated with Voluntary Early Retirement Programs offered in the second and third quarters of 1999. Also contributing to the earnings decrease were the costs of non-regulated service programs. Electric gross margin remained relatively constant in 1999. Total cooling degree days were 15% lower in 1999, despite the extremely warm weather in July which resulted in greater demands for electricity. Gas gross margin increased 3% in 1999 primarily due to a 7% increase in heating degree days.

CILCO's 1998 earnings were negatively impacted by increased power plant maintenance expense, repairs to the electric distribution system resulting from a severe storm in June 1998, higher gas maintenance expenses, and higher information technology costs.
An increase in electric gross margin, resulting from warmer than normal summer weather, was partially offset by a decrease in gas gross margin due to warmer than normal weather during the heating season.

Other Businesses' results were negatively impacted in 2000 by interest on the acquisition debt issued in October 1999. Depreciation and amortization also increased in 2000 due to a full year's amortization of the goodwill associated with AES's acquisition of CILCORP. These increased expenses were partially offset by an increase in other revenue due to a $5.8 million gain on the sale of stock options of McLeod USA, Inc. owned by CILCORP and due to favorable restructuring of two of CIM's leveraged leases. CILCORP received the options as part of the sale of QST Communications in August 1998.

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

In 1998, CIM realized a gain from the refinancing of a leveraged lease investment and also shared in the after-tax gain resulting from the sale of facilities of the Energy Investors Fund, L.P., in which CIM has a 2.5% interest, favorably impacting Other Businesses' results. These items were offset by costs incurred by the Holding Company related to the AES transaction.

QST Enterprises' (excluding QST Environmental) financial results for 2000 and for the period from January 1, 1999, through October 18, 1999, were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss. Results from October 19, 1999, through December 31, 1999, are shown as a loss for that period. QST Environmental's operating results (prior to its sale in June
1999) are included in the January 1 through October 18 loss from operations of discontinued businesses.

An unprecedented short-term increase in wholesale electricity prices during June 1998 contributed to a $10.6 million reduction in QST's electric gross margin in the second quarter of 1998.
QST Energy's electric gross margin for 1998 was $(14.3) million. In addition, as a result of discontinuing its operations at December 31, 1998, QST Energy adjusted to market value its future contractual commitments to sell electricity and natural gas, resulting in a $5.2 million pre-tax charge against income. Additional losses were recognized in 1998 related to the disposal of QST assets, termination of leases and other agreements, severance costs, and estimated operating expenses which were incurred as QST exited the non-Illinois markets.

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

Return on average common equity was 2.4% in 2000, compared to (.2)% for the period October 19, 1999, through December 31, 1999,
 .1% for the period January 1, 1999, through October 18, 1999, and 4.7% in 1998. Excluding discontinued operations, return on average common equity was 2.2% in 2000, .2% for the period
January 1, 1999, through October 18, 1999, (.1)% for the period October 19, 1999, through December 31, 1999, and 9.8% in 1998.
The ratio of common equity to total capitalization, including short-term debt at December 31, was 34% in 2000, 34% in 1999, and 42% in 1998. The fixed charge coverage ratio from continuing operations was 1.2 for 2000, .9 for October 19, 1999, through December 31, 1999, 1.0 for January 1, 1999, through October 18, 1999, and 2.4 in 1998.

Inflation may have a significant impact on the Company's future operations and its ability to contain costs. To help protect CILCO from the effects of inflation, substantially all electric and gas sales rates include a fuel adjustment clause (FAC) or a purchased gas adjustment (PGA) to provide for changes in electric fuel and purchased power costs, excluding coal transportation, and changes in the cost of natural gas. See also Item 1. Business of CILCO - Electric Fuel and Purchased Gas Adjustment Clauses. If CILCO eliminated its FAC, it would enter into various hedging arrangements to help mitigate variability in fuel and purchased power costs.
Over the past five years, the annual rate of inflation, as measured by the Consumer Price Index, has ranged from 1.6% to 3.4%.


                   FORWARD-LOOKING INFORMATION

Forward-looking information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Certain material contingencies are also described in Note 7 to the Consolidated Financial Statements.

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


THE COMPANY

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis and had $60 million of committed bank lines at the end of 2000 and 1999.
At December 31, 2000, $48 million of the lines were used, compared to $45 million in use at December 31, 1999.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

The Company had $17.5 million of medium-term notes outstanding at year-end. This debt matures throughout 2001. With the issuance of the senior notes in October 1999, the Company may no longer issue debt under its medium-term note program.


CILCO

In 2000, CILCO spent $55.5 million for capital additions and improvements, consisting primarily of replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems. Estimated 2001 and 2002 capital expenditures are $50.1 million and $96.5 million, respectively. The 2001 expenditures include $15.4 million for electric energy supply and transmission projects, $1.0 million for gas supply and transmission projects, and $29.0 million for electric and gas distribution systems improvements. The increase from 2001 to 2002 relates primarily to pollution control expenditures. Actual capital expenditures may vary from these estimates due to a number of factors, including changes in costs of labor, equipment, capital, environmental regulations, and load growth estimates.

CILCO's short-term debt increased to $67.3 million at December 31, 2000, from $46.9 million at December 31, 1999.
CILCO retired $30.0 million of medium-term notes in February 2000 and redeemed $25 million of auction rate preferred stock in July 2000. In 2000, CILCO paid two dividends to CILCORP totaling
$26 million. As part of the acquisition of CILCORP by AES, CILCO received $27 million of additional paid-in capital from CILCORP in the fourth quarter of 1999. CILCO used the funds to retire commercial paper during the fourth quarter of 1999. In the first quarter of 2001, CILCO obtained two short-term bank loans totaling $25 million to finance the purchase of natural gas. The additional working capital was necessary as a result of the significant increase in natural gas prices (see Business of CILCO
- Natural Gas Supply) relative to the timing of the recovery of the costs through the PGA (see Business of CILCO - Electric Fuel and Purchased Gas Adjustment Clauses). The bank loans mature in the second quarter of 2001. CILCO expects to issue commercial paper throughout 2001, and is currently authorized by its Board of Directors to issue up to $150 million of short-term debt. At December 31, 2000, committed bank lines of credit totaled
$100 million, all of which were unused except in support of commercial paper issuance. During 2001, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2001 and 2002 capital expenditures primarily with funds provided by operations. CILCORP's parent, AES, may also provide equity capital to support CILCO's capital expenditures or other financing requirements. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).


CIM

CIM had outstanding debt of $23.0 million and $31.4 million (all to the Holding Company) at the end of 2000 and 1999, respectively.


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

Primarily as a result of the Customer Choice Law, the electric industry in Illinois will change significantly during the coming years at both the wholesale and retail levels. As of December 31, 2000, all non-residential customers have the ability to choose their electric supplier. Residential electric customers will be able to choose their electric supplier on May 1, 2002.

If a customer chooses to leave its present electricity supplier, that utility will collect a fee for delivering power and may assess an additional transition charge on the customer. This collection methodology must be filed with and approved by the Illinois Commerce Commission (ICC) and is designed to help utilities recover a portion of the costs of past investments made under a regulated system. The transition charge will usually reduce a customer's economic incentive to switch suppliers. Transition charges may be collected through 2006 (2008 upon the ICC's finding that a utility's financial condition is impaired and the utility meets other requirements specified in the Customer Choice Law).

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

The Customer Choice Law also requires electric base rate reductions that vary by utility. CILCO reduced its residential base rates by 2% in August 1998 and by 2% in October 2000 and must reduce base rates by an additional 1% in October 2002.
Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30 year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points. If CILCO's two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

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

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi-year contracts with targeted customers representing approximately 45% of total 2000 electric kWh sales to non-residential customers. These contracts, which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted. As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant. However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements. As of December 31, 2000, all eligible electric customers continue to purchase their electricity supply from CILCO, other than those who self-generate. CILCO sold approximately 1.3 million megawatt hours of new retail load outside of its service territory in 2000. CILCO will supply these new customers by using its owned generation and electricity purchases from other suppliers. CILCO has made the necessary supply and transmission arrangements to meet customer requirements.


                      ENVIRONMENTAL MATTERS

The acid rain provisions of the Clean Air Act Amendments of 1990 (Amendments) require additional sulfur dioxide (SO2) and nitrogen oxide (NOx) emission reductions at CILCO's generating facilities. CILCO's facilities were exempt from Phase I of the Amendments due to previous emission reductions, but are subject to Phase II of the Amendments, which required further emission reductions beginning in the year 2000.

The U.S. Environmental Protection Agency (USEPA) has issued a State Implementation Plan (SIP) Call to Illinois under Title I of the Amendments requiring additional NOx emission reductions from CILCO's coal-fired power plants beginning May 31, 2004, to reduce the long-range transport of emissions. Each of CILCO's generating units would be allowed a targeted amount of NOx emissions during the peak ozone months of May through September. This SIP Call is currently being litigated. The Illinois Environmental Protection Agency (IEPA) has adopted rules implementing the requirement for NOx emission reduction pending the outcome of the litigation. These rules will become effective on May 1, 2003, and will continue until the USEPA SIP Call is implemented beginning May 31, 2004. This rulemaking will meet state obligations for SIP compliance in areas of the state that do not attain air quality standards. CILCO's capital expenditures to meet the NOx emission requirements could total $80 million by 2003.

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

CILCO's present environmental compliance strategy includes use of an existing SO2 scrubber, fuel blending and SO2 allowance purchases to meet Phase II SO2 emissions targets, and combustion control modifications to meet Phase II NOx emissions targets.
The USEPA established SO2 emission allowance reserves for power plants in Phase II. Allowances are transferable to third parties at market prices. The cost of purchased SO2 allowances may be recovered from customers through the fuel adjustment clause and has been incorporated into the fuel purchase program. (See Item
1. Business of CILCO - Electric Fuel and Purchased Gas Adjustment Clauses.) CILCO is purchasing additional allowances to meet its annual SO2 tonnage cap. Under this strategy, CILCO's generating units will not require additional SO2 scrubbers, but will require some fuel blending.

CILCO intends to close one of its ash ponds (CILCO Ash Pond I) located in Canton, Illinois. In preparing for the ash pond closure, CILCO has contacted the IEPA to address the requirements of the applicable landfill regulations. CILCO is asking the IEPA to determine that Part 814, Subpart E, should be adopted as adjusted standards applicable to CILCO's Ash Pond I. In conjunction with this relief, CILCO proposes to concurrently seek an adjusted standard from the groundwater regulations, 35 IAC,
Part 620. CILCO has not determined the ultimate extent of the cost associated with fulfilling these requirements.

CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both its coal-fired generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store and manage this by-product.

Various initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels.
The USEPA is currently drafting regulations regarding mercury emissions. The draft is due to be issued by 2003 with final regulation due by 2004. Reductions of emissions below historical levels could require significant capital outlays or material increases in annual operating expenses.

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party under federal or state environmental laws governing waste storage or disposal.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within its present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation work at one of the four sites was substantially completed in 1991. Based on the operation of a groundwater collection system and other controls, CILCO received a "No Further Remediation" letter for this site in 1999. A remedial action plan for the second site was determined during 1997 and site remediation was completed in 1998. CILCO also received a "No Further Remediation" letter for the second site in 2000. An environmental site assessment and an investigative sampling plan of the third site were completed in 1999. Further work on the third site is planned for 2001. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the remaining two sites, pending further studies.

In 2000, CILCO spent approximately $1 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $2.1 million liability is recorded on the balance sheet, representing its minimum obligation expected for coal tar investigation and remediation. Coal tar remediation costs incurred through December 2000, less amounts recovered from customers, have been deferred as a regulatory liability of $102,000 on the Balance Sheet.

Through December 31, 2000, CILCO has recovered approximately $7.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.


                MARKET RISK SENSITIVE INSTRUMENTS

CILCORP is exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and CILCORP's non-regulated commodity marketing activities.

The majority of CILCORP's energy sales throughout 2000 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see Item 1. Business of CILCO - Regulation and Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs under the FAC. Thus, there has been very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase. Also, CILCO's exposure to commodity price risk will increase if the FAC is eliminated. (See Item 1. Business of CILCO - Electric Fuel and Purchased Gas Adjustment Clauses.)

The market risk inherent in the activities of CILCORP is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At December 31, 2000, CILCORP engaged in deregulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These deregulated activities had net open market price risk positions of approximately 56,598 MWh of electricity and 45,000 Mcf of natural gas. A market price sensitivity of 10% applied to these positions is not material to the Company. See CILCORP Note 9 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP to the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.


               VOLUNTARY EARLY RETIREMENT PROGRAMS

In April 1999, CILCO offered Voluntary Early Retirement Programs to people in its electric power generation area, including those represented by the National Conference of Firemen and Oilers Local 8. A total of 86 of the 117 eligible people accepted the offer to retire under the programs, effective as early as June 1, 1999.

In June 1999, CILCO offered a similar Voluntary Early Retirement Program to the Management and Office and Technical people not previously included in the program offered in April. A total of 141 of the 156 eligible people accepted the offer to retire under this program, effective as early as October 1, 1999.

These 1999 Voluntary Early Retirement programs resulted in after-tax charges to earnings of approximately $6.1 million and $16.6 million in the second and third quarters of 1999, respectively.

In November 2000, CILCO offered a similar Voluntary Early Retirement Program to people represented by International Brotherhood of Electrical Workers Local 51 and Office and Professional Employees' International Union Local 167. A total of 41 of the 102 eligible people accepted the offer to retire under this program, effective January 1, 2001. This program resulted in an after-tax charge to earnings of approximately $2.5 million in the fourth quarter of 2000.


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

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). This amendment to SFAS 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the assets being sold or purchased is probable. This amendment has substantially reduced the scope of SFAS 133 implementation efforts by the Company. Based on the Company's understanding of the amended normal purchases and sales exception, it has not expected SFAS 133 to have a significant impact on its financial position or results of operations. Recently, however, a number of issues have arisen in the industry with regard to whether or not certain power contracts fall within the scope of SFAS 133. These issues are expected to be addressed by the SFAS 133 task force of the FASB in 2001.

The Company has determined that the majority of contracts in place at December 31, 2000, fall under the normal purchase and sale exception of SFAS 133 (as expanded by SFAS 138). The FASB could, however, later determine that certain types of contracts the Company regularly enters into do not meet the criteria for exception from SFAS 133. At such time, the Company would have to reassess certain contracts. For those contracts that the Company has determined fall under the requirements of SFAS 133, the criteria for hedge accounting has been met.

On January 1, 2001, the Company adopted SFAS 133 and recorded
$2.8 million in Other Comprehensive Income as a cumulative transition adjustment for derivatives designated as cash flow hedges.

RESULTS OF OPERATIONS - CILCORP INC. AND SUBSIDIARIES

CILCO ELECTRIC OPERATIONS

The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income
                                     Oct. 19 to  Jan. 1 to
                                      Dec. 31,    Oct.18,
                              2000      1999        1999      1998
                                         (In thousands)
Revenue:
Electric retail             $367,812   $ 63,740 |$287,768  $341,143
Sales for resale              31,024      1,866 |  19,340    18,866
                            --------   -------- |--------  --------
  Total revenue              398,836     65,606 | 307,108   360,009
                            --------   -------- |--------  --------
Cost of sales:                                  |
Cost of fuel                 115,310     20,798 |  56,950    94,490
Purchased power expense       47,388      3,012 |  57,239    29,568
Revenue taxes                 19,176      3,324 |  15,406    18,581
                            --------   -------- |--------  --------
  Total cost of sales        181,874     27,134 | 129,595   142,639
                            --------   -------- |--------  --------
    Gross margin             216,962     38,472 | 177,513   217,370
                            --------   -------- |--------  --------
Operating expenses:                             |
Operation and maintenance                       |
  expenses                    78,998     17,146 |  94,395    84,502
Depreciation and amortization 48,404      9,202 |  37,868    46,017
Other taxes                    8,870      2,164 |   8,063     8,660
                            --------   -------- |--------  --------
  Total operating expenses   136,272     28,512 | 140,326   139,179
                            --------   -------- |--------  --------
Fixed charges and other:                        |
Interest on long-term debt    12,506      2,777 |  10,995    13,921
Cost of borrowed funds                          |
  capitalized                   (533)       (71)|     (86)      (34)
Other interest                 4,389        685 |   2,286     2,340
                            --------   -------- |--------  --------
  Total                       16,362      3,391 |  13,195    16,227
                            --------   -------- |--------  --------
Income before taxes           64,328      6,569 |  23,992    61,964
  Income taxes                23,448      2,071 |   8,369    21,645
                            --------   -------- |--------  --------
  Electric income           $ 40,880   $  4,498 |$ 15,623  $ 40,319
                            ========   ======== |========  ========

Electric gross margin increased slightly while retail kilowatt-hour (kWh) sales increased 1% in 2000 compared to 1999. Residential sales and commercial sales increased 2% and 4%, respectively. Cooling degree days were 3% higher in 2000 than in 1999. Industrial sales volumes decreased 1% compared to 1999.

Electric gross margin declined slightly in 1999 while retail kWh sales increased 2%. Residential sales volumes remained relatively constant while commercial sales volumes increased 2%.
Cooling degree days were 15% lower in

1999 than in 1998. Although total cooling degree days were lower in 1999, extremely warm weather in July 1999 resulted in greater demands for electricity. Industrial sales volumes increased 5% compared to 1998. Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest pilot program.

Sales for resale increased 46% in 2000. Sales for resale increased 12% in 1999. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

In 2000, 63% of CILCO's total regulated operating revenue was derived from the sale of electricity. Approximately 36% of electric revenue resulted from residential sales, 32% from commercial sales, 23% from industrial sales, 8% from sales for resale and 1% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                                       Oct. 19 to  Jan. 1 to
                                         Dec. 31,   Oct. 18,
                              2000        1999        1999      1998
                                           (In thousands)
Residential                  $143,582   $ 22,909 | $110,396   $133,687
Commercial                    127,156     22,708 |   94,336    111,830
Industrial                     91,649     17,018 |   78,114     87,895
Sales for resale               31,024      1,866 |   19,340     18,866
Street lighting                 1,506        305 |    1,111      1,385
Other revenue                   3,919        800 |    3,811      6,346
                             --------   -------- | --------   --------
     Total electric revenue  $398,836   $ 65,606 | $307,108   $360,009
                             ========   ======== | ========   ========

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Purchased power decreased 21% in 2000. As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from electric retail customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999. CILCO's FAC allowed it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the Illinois Commerce Commission (ICC) approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers could elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel increased in 2000 compared to 1999. Recovery of the fuel and purchased power costs from all customer classes was completed during 2000.

In early 2000, the ICC began its annual review of the previous year's FAC collections. An ICC Hearing Examiner conducted hearings throughout 2000. Testimony was filed by CILCO, the ICC staff and parties who had intervened in the proceeding and was followed by cross-examination of witnesses. ICC staff and intervenors had recommended during these hearings that up to $22.4 million be refunded to CILCO's customers. On November 6, 2000, the ICC Hearing Examiner issued a Proposed Order recommending that $3.4 million be refunded to CILCO's customers.

At its meeting on December 20, 2000, the ICC issued an order that modified the Hearing Examiner's Proposed Order. The December 20 ICC pronouncement ordered CILCO to refund $20.9 million to customers in addition to the $3.4 million proposed by the Hearing Examiner. These refunds would have been made by adjusting the February 2001 FAC recovery factor and continuing the adjustment in subsequent months until the entire amount was refunded to customers. CILCO strongly disagrees with the ICC order and believes, among other things, that it conflicts with federal law. The Federal Energy Regulatory Commission (FERC) previously reached a different conclusion with respect to the issues giving rise to the $20.9 million refund. The ICC's order fails to recognize the preemptive jurisdiction of FERC. The ICC's order to refund $20.9 million also results in a duplication of a portion of the Hearing Examiner's previously recommended $3.4 million refund. CILCO petitioned the ICC for a rehearing and a stay of the refund order. The ICC has granted CILCO's request for a rehearing and stayed the refund order. The ICC must issue an order on the rehearing by July 7, 2001. If the ICC's order disallowing the additional $20.9 million of costs is ultimately upheld, the effect on the results of operations of CILCORP and CILCO would be material.

For additional information, see Item 1. Business of CILCO -
Electric Fuel and Purchased Gas Adjustment Clauses.

Electric operations and maintenance expenses decreased 29% in 2000 and increased 32% in 1999. The 2000 decrease and the 1999 increase were mainly due to a $10.1 million second quarter 1999 charge and an $18.4 million third quarter 1999 charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management and Office and Technical employees and to employees in CILCO's electric power generation area. In the fourth quarter of 2000, a $2.7 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, electric operations and maintenance expenses decreased 8% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company. This decrease was partially offset by greater operations and maintenance expenses at the power plants as well as greater tree trimming expenses in 2000, as compared to 1999.

The increase in depreciation and amortization expenses in 2000 and 1999 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired and increased amortization associated with the implementation of new computer systems.

Fixed charges and other expenses decreased 1% in 2000 compared to 1999.

The increase in income tax expense in 2000, compared to 1999, was primarily due to higher pre-tax income resulting from lower pension and benefit expenses relating to the Voluntary Early
Retirement Programs.

CILCO GAS OPERATIONS

The following table summarizes gas operating revenue and expenses by component.

Components of Gas Income
                                    Oct. 19 to   Jan. 1 to
                                      Dec. 31,    Oct. 18,
                             2000        1999      1999      1998
                                         (In thousands)
Revenue:
Sale of gas                $232,251   $ 48,750 | $126,845  $166,416
Transportation services       5,403      1,110 |    4,055     5,911
                           --------   -------- | --------  --------
  Total revenue             237,654     49,860 |  130,900   172,327
                           --------   -------- | --------  --------
Cost of sales:                                 |
Cost of gas                 152,906     30,237 |   69,056    93,586
Revenue taxes                 8,413      1,608 |    6,592     7,921
                           --------   -------- | --------  --------
  Total cost of sales       161,319     31,845 |   75,648   101,507
                           --------   -------- | --------  --------
    Gross margin             76,335     18,015 |   55,252    70,820
                           --------   -------- | --------  --------
Operating expenses:                            |
Operation and maintenance                      |
  expenses                   30,576      6,259 |   36,085    34,205
Depreciation and amort.      21,001      3,745 |   15,871    19,256
Other taxes                   2,823        666 |    2,442     2,747
                           --------   -------- | --------  --------
  Total operating expenses   54,400     10,670 |   54,398    56,208
                           --------   -------- | --------  --------
Fixed charges and other:                       |
Interest on long-term debt    5,010      1,101 |    4,361     5,577
Cost of borrowed funds                         |
  capitalized                    --         -- |       (1)       --
Other interest                1,758        272 |      907       937
                           --------   -------- | --------  --------
  Total                       6,768      1,373 |    5,267     6,514
                           --------   -------- | --------  --------
Income before taxes          15,167      5,972 |   (4,413)    8,098
  Income taxes                6,430      2,402 |   (1,566)    3,443
                           --------   -------- | --------  --------
  Gas income               $  8,737   $  3,570 | $ (2,847) $  4,655
                           ========   ======== | ========  ========


Gas gross margin increased 4% in 2000 compared to 1999.
Residential and commercial sales volumes increased 3% and 10%, respectively. Heating degree days were 8% higher in 2000 than in 1999, but 6% lower than normal, as reported by The National
Weather Service for Central Illinois.

Gas gross margin increased 3% in 1999 compared to 1998.
Residential sales volumes increased 10%. Commercial sales volumes remained relatively constant. Heating degree days were 7% higher in 1999 than in 1998.

Revenue from gas transportation services increased 5% in 2000, while the volume of gas transported increased 10%. The increases were primarily due to increased industrial and commercial gas transportation sales in 2000. Revenue from gas transportation services decreased 13% in 1999, while the volume of gas transported decreased 8%. The decreases were primarily due to reduced industrial and residential gas transportation sales in 1999.

In 2000, 37% of CILCO's total regulated operating revenue was derived from the sale or transportation of natural gas. Approximately 60% of gas revenue resulted from residential sales, 26% from commercial sales, 6% from industrial sales, 2% from transportation and 6% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:

                                 Oct. 19 to   Jan. 1 to
                                   Dec. 31,    Oct. 18,
                         2000        1999       1999      1998
                                   (In thousands)
Residential            $142,937    $ 31,553 | $ 77,823 $100,010
Commercial               62,921      12,071 |   32,461   42,713
Industrial               13,143       2,330 |    6,489    6,627
Transportation of gas     5,403       1,110 |    4,055    5,911
Other revenue            13,250       2,796 |   10,072   17,066
                       --------    -------- | -------- --------
     Total gas revenue $237,654    $ 49,860 | $130,900 $172,327
                       ========    ======== | ======== ========

The overall level of business activity in CILCO's service territory and weather conditions are expected to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

The cost of gas increased 54% in 2000 and 6% in 1999 primarily due to increased gas sales and higher natural gas prices. These changes were passed through to customers via the PGA.

Gas operations and maintenance expenses decreased 28% in 2000 and increased 24% in 1999. The 2000 decrease and 1999 increase were mainly due to a $9.1 million charge to pension and benefits expense in the third quarter of 1999 as a result of the Voluntary Early Retirement Program offered to Management and Office and Technical employees. In the fourth quarter of 2000, a $1.4 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, gas operations and maintenance expenses decreased 15% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company.

The increase in depreciation and amortization expenses in 2000 and 1999 reflect additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Fixed charges and other expenses increased 2% in 2000, compared to 1999.

The increase in income tax expense in 2000, compared to 1999, was primarily due to higher pre-tax income resulting from pension and benefit expenses relating to the Voluntary Early
Retirement Programs.

CILCO OTHER

The following table summarizes other income and deductions:

Components of Other
Income and Deductions
                                      Oct. 19 to   Jan. 1 to
                                        Dec. 31,    Oct. 18,
                              2000        1999       1999      1998
                                         (In thousands)
Revenue                     $ 47,807    $ 2,430  | $ 2,969  $ 1,864
Expense                      (50,980)    (2,185) |  (4,807)  (1,711)
                            --------    -------  | -------  -------
  Gross margin                (3,173)       245  |  (1,838)     153
                            --------    -------  | -------  -------
                                                 |
Other income and deductions:                     |
Interest income                  547         72  |     153      251
Amortization                      --         --  |    (505)    (713)
Operating expenses            (1,640)      (654) |    (928)  (2,025)
Other taxes                       (4)        (1) |      (3)      (8)
Preferred stock dividends     (2,977)      (558) |  (2,650)  (3,194)
Other                         (1,221)      (274) |    (763)  (1,013)
                            --------    -------  | -------  -------
  Total other income                             |
     and deductions           (5,295)    (1,415) |  (4,696)  (6,702)
                            --------    -------  | -------  -------
Loss before income taxes      (8,468)    (1,170) |  (6,534)  (6,549)
                            --------    -------  | -------  -------
                                                 |
  Income taxes                (3,651)      (466) |  (2,435)  (2,616)
                            --------    -------  | -------  -------
                                                 |
  Other loss                $ (4,817)   $  (704) | $(4,099) $(3,933)
                            ========    =======  | =======  =======

Gross margin decreased in 2000 due primarily to higher purchased power and fuel costs relative to revenues from increased nonregulated electricity sales in Illinois outside of CILCO's territory. These sales of electricity were to customers eligible to choose their energy supplier under the Customer
Choice Law.

OTHER BUSINESSES

The following table summarizes Other Businesses' revenue and expenses. Other Businesses' results include income earned and expenses incurred at the Holding Company, CIM, CVI, and CILCORP
Infraservices Inc.

Components of Other Businesses
Net Loss
                                     Oct. 19 to   Jan. 1 to
                                       Dec. 31     Oct. 18
                              2000      1999        1999      1998
                                         (In thousands)
Revenue:
Leveraged lease revenue     $  8,261   $  1,258  |$  5,504  $11,002
Interest income                  143         21  |      99       75
Gas marketing revenue         22,057      1,057  |  11,621   13,230
Other revenue                  8,209        285  |   1,907      410
                            --------   --------  |--------  -------
  Total revenue               38,670      2,621  |  19,131   24,717
                            --------   --------  |--------  -------
Expenses:                                        |
Gas purchased for resale      21,871      2,310  |  10,712   12,502
Fuel for generation and                          |
  purchased power             (3,515)        --  |      --       --
Operating expenses             3,921        738  |  15,413   11,071
Depreciation and amortization 17,405      2,916  |     139      202
Interest expense              48,089      9,504  |   4,080    6,482
Other taxes                      160          7  |      32       56
                            --------   --------  |--------  -------
  Total expenses              87,931     15,475  |  30,376   30,313
                            --------   --------  |--------  -------
Loss before income taxes     (49,261)   (12,854) | (11,245)  (5,596)
  Income taxes               (15,847)    (4,958) |  (3,255)  (2,773)
                            --------   --------  |--------  -------
  Other Businesses loss     $(33,414)  $ (7,896) |$ (7,990) $(2,823)
                            ========   ========  |========  =======

Leveraged lease revenue increased 22% in 2000, compared to 1999, due to a $2.4 million pre-tax gain in 2000 resulting from CIM's refinancing of certain leveraged lease investments. The income tax expense related to leveraged lease income was $3.2 million, $2.5 million, and $4.4 million for 2000, 1999, and 1998, respectively.

Gas marketing revenue and gas purchased for resale at CVI subsidiary, CILCORP Energy Services Inc., increased in 2000 due to increased gas marketing sales and higher natural gas prices.

Other revenue increased due to a $5.8 million gain on the sale of stock options of McLeod USA, Inc. CILCORP received the options as part of the sale of QST Communications in August
1998.

Interest expense increased in 2000 due to interest on the senior notes issued in October 1999 to acquire CILCORP. Depreciation and amortization increased in 2000 due to the amortization of goodwill resulting from AES's acquisition price in excess of the fair value of CILCORP's assets and liabilities.

Operating expenses decreased in 2000 primarily due to 1999
expenses of $5.1 million for merger transaction costs and $4.9 million of CILCORP Shareholder Return Incentive Compensation
Plan expenses at the Holding Company.

Fuel for generation and purchased power was impacted in 2000 by the effect of a purchase accounting adjustment of $1.8 million related to a forward sale contract for electricity entered into prior to the AES acquisition of CILCORP. Also impacting fuel for generation and purchased power in 2000 was a $1.7 million purchase accounting adjustment related to the out-of-market Freeman contract.

The income tax benefit increased in 2000 compared to 1999, due to lower net income related to the acquisition debt at the Holding Company.

QST ENTERPRISES DISCONTINUED OPERATIONS

QST Enterprises Inc. (QST Enterprises) and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond, and accordingly, recorded loss provisions for the discontinued energy operations in 1998. The results of QST Enterprises and its past and present subsidiaries - QST Communications, QST Environmental and QST Energy - are reported in 2000 and prior periods as discontinued operations. The tables below show the components of the discontinued operations.

Loss from operations of discontinued businesses, net of tax:

                                           Oct. 19 to   Jan. 1 to
                                            Dec. 31,     Oct. 18,
                                     2000    1999         1999     1998
                                                (In thousands)
QST Communications, net of tax of
  $(463)                           $  --     $  --  | $     --   $   (704)
QST Enterprises (excluding QST                      |
  Environmental and QST                             |
  Communications), net of tax of                    |
  $(140) and $(15,331)                --      (213) |       --    (23,369)
QST Environmental, net of tax of                    |
  $(221) and $(484)                   --        --  |     (407)      (952)
                                   -----     -----  | --------   --------
                                   $  --     $(213) | $   (407)  $(25,025)
                                   =====     =====  | ========   ========

Estimated (loss) realized gain on sale/disposal of assets of discontinued businesses, net of tax:


                                         Oct. 19 to  Jan. 1 to
                                          Dec. 31,    Oct. 18,
                                   2000     1999       1999     1998
                                            (In thousands)
QST Enterprises (excluding QST                    |
  Environmental), net of tax of                   |
  $4,640                          $ --   $ --     |    $    -- $ 7,057
QST Environmental, net of tax                     |
  of $(2,626)                       --     --     |         --  (3,940)
                                  ----   ----     |    ------- -------
                                  $ --   $ --     |    $    -- $ 3,117
                                  ====   ====     |    ======= =======

QST Enterprises' (excluding QST Environmental) financial results for 2000 were reflected in the discontinued operations liability, resulting in no net income or loss. The results for the period from January 1, 1999, through October 18, 1999, were reflected in the discontinued operations liability which was accrued at the end of 1998, resulting in no net income or loss. Results from October 19, 1999, through December 31, 1999, were in excess of the liability at that time and are shown as a loss for that period. The purchase accounting adjustments (see Note 1) included an additional discontinued operations accrual for QST Enterprises.

The 1998 loss from operations of QST Enterprises (excluding QST Environmental and QST Communications) shown in the first table primarily results from energy trading operations, negative electric margin generated by QST Energy and the marking to market at December 31, 1998, of QST's contractual commitments. Another factor affecting the 1998 loss was the unprecedented sudden increase in wholesale electricity prices during June 1998.

In August 1998, QST Enterprises sold its subsidiary, QST
Communications, resulting in an after-tax gain of approximately
$8.3 million which is included in the second table. Operating losses incurred by QST Communications prior to the sale are shown in the first table.

In June 1999, QST Enterprises sold QST Environmental. No after-tax gain or loss was realized from the sale. QST Environmental's operating results through May 30, 1999, are included in the January 1 through October 18 loss from operations of discontinued businesses.

As shown in the second table, QST Environmental recorded an after-tax charge to income of $3.9 million in 1998 to record estimated losses related to the sale or discontinuance of its business.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of
California.   In December 2000, the two customers filed
counterclaims against QST Energy, alleging fraud, negligent misrepresentations and deceit. QST Energy has filed a Motion to Dismiss these counterclaims. The court has not yet ruled on this motion. The final pre-trial is scheduled for April 10, 2001. Trial is scheduled to commence on May 7, 2001. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers and to vigorously defend against the counterclaims. The accounts receivable reflected in CILCORP's consolidated balance sheet at December 31, 2000, for these two customers, totaled $13 million, excluding interest of approximately $2.7 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

RESULTS OF OPERATIONS - CENTRAL ILLINOIS LIGHT COMPANY

CILCO ELECTRIC OPERATIONS

The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income
                                  2000           1999         1998
                                           (In thousands)
Revenue:
Electric retail                 $367,812       $351,508     $341,143
Sales for resale                  31,024         21,206       18,866
                                --------       --------     --------
  Total revenue                  398,836        372,714      360,009
                                --------       --------     --------
Cost of sales:
Cost of fuel                     115,310         77,748       94,490
Purchased power expense           47,388         60,251       29,568
Revenue taxes                     19,176         18,730       18,581
                                --------       --------     --------
  Total cost of sales            181,874        156,729      142,639
                                --------       --------     --------
    Gross margin                 216,962        215,985      217,370
                                --------       --------     --------
Operating expenses:
Operation and maintenance exp.    78,998        111,541       84,502
Depreciation and amortization     48,404         47,070       46,017
Other taxes                        8,870         10,227        8,660
                                --------       --------     --------
  Total operating expenses       136,272        168,838      139,179
                                --------       --------     --------
Fixed charges and other:
Interest on long-term debt        12,506         13,772       13,921
Cost of borrowed funds cap.         (533)          (157)         (34)
Other interest                     4,389          2,971        2,340
                                --------       --------     --------
  Total                           16,362         16,586       16,227
                                --------       --------     --------
Income before taxes               64,328         30,561       61,964
  Income taxes                    23,448         10,440       21,645
                                --------       --------     --------
  Electric income               $ 40,880       $ 20,121     $ 40,319
                                ========       ========     ========

Electric gross margin increased slightly while retail kilowatt hour (kWh) sales increased 1% in 2000 compared to 1999. Residential sales and commercial sales increased 2% and 4%, respectively. Cooling degree days were 3% higher in 2000 than in 1999. Industrial sales volumes decreased 1% compared to 1999.

Electric gross margin declined slightly in 1999 while retail kWh sales increased 2%. Residential sales volumes remained relatively constant while commercial sales volumes increased 2%. Cooling degree days were 15% lower in 1999 than in 1998. Although total cooling degree days were lower in 1999, extremely warm weather in July 1999 resulted in greater demand for electricity. Industrial sales volumes increased 5% compared to 1998.

Industrial sales were favorably impacted by customers returning to retail supply due to the completion of CILCO's Power Quest pilot program.

Sales for resale increased 46% in 2000. Sales for resale increased 12% in 1999. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets will continue to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Purchased power decreased 21% in 2000. As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from electric retail customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999. CILCO's FAC allowed it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers could elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel increased in 2000 compared to 1999. Recovery of the fuel and purchased power costs from all customer classes was completed during 2000.

In early 2000, the ICC began its annual review of the previous year's FAC collections. An ICC Hearing Examiner conducted hearings throughout 2000. Testimony was filed by CILCO, the ICC staff and parties who had intervened in the proceeding and was followed by cross-examination of witnesses. ICC staff and intervenors had recommended during these hearings that up to $22.4 million be refunded to CILCO's customers. On November 6, 2000, the ICC Hearing Examiner issued a Proposed Order recommending that $3.4 million be refunded to CILCO's customers.

At its meeting on December 20, 2000, the ICC issued an order that modified the Hearing Examiner's Proposed Order. The December 20 ICC pronouncement ordered CILCO to refund $20.9 million to customers in addition to the $3.4 million proposed by the Hearing Examiner. These refunds would have been made by adjusting the February 2001 FAC recovery factor and continuing the adjustment in subsequent months until the entire amount was refunded to customers. CILCO strongly disagrees with the ICC order and believes, among other things, that it conflicts with federal law. The Federal Energy Regulatory Commission (FERC) previously reached a different conclusion with respect to the issues giving rise to the $20.9 million refund. The ICC's order fails to recognize the preemptive jurisdiction of FERC. The ICC's order to refund $20.9 million also results in a duplication of a portion of the Hearing Examiner's previously recommended $3.4 million refund. CILCO petitioned the ICC for a rehearing and a stay of the refund order. The ICC has granted CILCO's request for a rehearing and stayed the refund order. The ICC must issue an order on the rehearing by July 7, 2001. If the ICC's order disallowing the additional $20.9 million of costs is ultimately upheld, the effect on the results of operations of CILCORP and CILCO would be material.

For additional information, see Item 1. Business of CILCO -
Electric Fuel and Purchased Gas Adjustment Clauses.

Electric operations and maintenance expenses decreased 29% in 2000 and increased 32% in 1999. The 2000 decrease and the 1999 increase were mainly due to a $10.1 million second quarter 1999 charge and an $18.4 million third quarter 1999 charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management and Office and Technical employees and to employees in CILCO's electric power generation area. In the fourth quarter of 2000, a $2.7 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, electric operations and maintenance expenses decreased 8% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company. This decrease was partially offset by greater operations and maintenance expenses at the power plants as well as greater tree trimming expenses in 2000, as compared to 1999.

The increase in depreciation and amortization expenses in 2000 and 1999 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired and increased amortization associated with the implementation of new computer systems.

Fixed charges and other expenses decreased 1% in 2000 compared to 1999.

The increase in income tax expense in 2000, compared to 1999, was primarily due to higher pre-tax income resulting from lower pension and benefit expenses relating to the Voluntary Early
Retirement Programs.

CILCO GAS OPERATIONS

The following table summarizes gas operating revenue and expenses by component.

Components of Gas Income
                                  2000            1999        1998
                                          (In thousands)
Revenue:
Sale of gas                     $232,251        $175,595    $166,416
Transportation services            5,403           5,165       5,911
                                --------        --------    --------
  Total revenue                  237,654         180,760     172,327
                                --------        --------    --------
Cost of sales:
Cost of gas                      152,906          99,293      93,586
Revenue taxes                      8,413           8,200       7,921
                                --------        --------    --------
  Total cost of sales            161,319         107,493     101,507
                                --------        --------    --------
    Gross margin                  76,335          73,267      70,820
                                --------        --------    --------
Operating expenses:
Operation and maintenance exp.    30,576          42,344      34,205
Depreciation and amortization     21,001          19,616      19,256
Other taxes                        2,823           3,108       2,747
                                --------        --------    --------
  Total operating expenses        54,400          65,068      56,208
                                --------        --------    --------
Fixed charges and other:
Interest on long-term debt         5,010           5,462       5,577
Cost of borrowed funds cap.           --              (1)         --
Other interest                     1,758           1,179         937
                                --------        --------    --------
  Total                            6,768           6,640       6,514
                                --------        --------    --------
Income before taxes               15,167           1,559       8,098
  Income taxes                     6,430             836       3,443
                                --------        --------    --------
  Gas income                    $  8,737        $    723    $  4,655
                                ========        ========    ========

Gas gross margin increased 4% in 2000 compared to 1999.
Residential and commercial sales volumes increased 3% and 10%, respectively. Heating degree days were 8% higher in 2000 than in 1999, but 6% lower than normal, as reported by the National
Weather Service for Central Illinois.

Gas gross margin increased 3% in 1999 compared to 1998.
Residential sales volumes increased 10%. Commercial sales volumes remained relatively constant. Heating degree days were 7% higher in 1999 than in 1998.

Revenue from gas transportation services increased 5% in 2000, while the volume of gas transported increased 10%. The increases were primarily due to increased industrial and commercial gas transportation sales in 2000.

Revenue from gas transportation services decreased 13% in 1999, while the volume of gas transported decreased 8%. The decreases were primarily due to reduced industrial and residential gas transportation sales in 1999.

The overall level of business activity in CILCO's service territory and weather conditions are expected to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

The cost of gas increased 54% in 2000 and 6% in 1999 primarily due to increased gas sales and higher natural gas prices. These changes were passed through to customers via the PGA.

Gas operations and maintenance expenses decreased 28% in 2000 and increased 24% in 1999. The 2000 decrease and 1999 increase were mainly due to a $9.1 million charge to pension and benefits expense in the third quarter of 1999 as a result of the Voluntary Early Retirement Program offered to Management and Office and Technical employees. In the fourth quarter of 2000, a $1.4 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, gas operations and maintenance expenses decreased 15% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company.

The increase in depreciation and amortization expenses in 2000 and 1999 reflect additions and replacements of utility plant at costs in excess of the original cost of the property retired.

Fixed charges and other expenses increased 2% in 2000, compared to 1999.

The increase in income tax expense in 2000, compared to 1999, was primarily due to higher pre-tax income resulting from lower pension and benefit expenses relating to the Voluntary Early
Retirement Programs.

CILCO OTHER

The following table summarizes other income and deductions:

Components of Other
Income and Deductions
                                           2000        1999      1998
                                                (In thousands)
Revenue                                 $ 47,807     $ 5,399    $ 1,864
Expense                                  (50,980)     (6,992)    (1,711)
                                        --------     -------    -------
  Gross margin                            (3,173)     (1,593)       153
                                        --------     -------    -------
Other income and deductions:
Interest income                              547         225        251
Amortization                                  --        (505)      (713)
Operating expenses                        (1,640)     (1,582)    (2,025)
Other taxes                                   (4)         (4)        (8)
Preferred stock dividends                 (2,977)     (3,208)    (3,194)
Other                                     (1,221)     (1,037)    (1,013)
                                        --------     -------    -------
  Total other income and deductions       (5,295)     (6,111)    (6,702)
                                        --------     -------    -------

Loss before income taxes                  (8,468)     (7,704)    (6,549)
                                        --------     -------    -------

  Income taxes                            (3,651)     (2,901)    (2,616)
                                        --------     -------    -------
    Other loss                          $ (4,817)    $(4,803)   $(3,933)
                                        ========     =======    =======

Gross margin decreased in 2000 due primarily to higher purchased power and fuel costs relative to revenues from increased nonregulated electricity sales in Illinois outside of CILCO's territory. These sales of electricity were made to customers of other utilities eligible to choose their energy supplier under the Customer Choice Law.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements:

                                                  Page
                                                  ----
                             CILCORP

Management's Report                                  54

Reports of Independent Public Accountants         55-56

Consolidated Statements of Operations             57-58

Consolidated Balance Sheets                       59-60

Consolidated Statements of Cash Flows             61-62

Statements of Segments of Business                63-66

Consolidated Statements of Stockholder's Equity      67

Notes to Consolidated Financial Statements        68-93


                                 CILCO

Management's Report                                  94

Reports of Independent Public Accountants         95-96

Consolidated Statements of Income                    97

Consolidated Balance Sheets                       98-99

Consolidated Statements of Cash Flows           100-101

Statements of Segments of Business              102-104

Consolidated Statements of Retained Earnings        105

Notes to Consolidated Financial Statements      106-121

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

The financial statements have been audited by CILCORP's independent public accountants, Deloitte & Touche LLP. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures. The report of the independent public accountants is contained in this Form 10-K annual report.



                                             R. J. Sprowls
                                             Vice President




                                             T. D. Hutchinson
                                             Chief Financial Officer
                                             and Treasurer

INDEPENDENT AUDITORS' REPORT
To The Board of Directors and Stockholder of
CILCORP Inc.
Peoria, Illinois

We have audited the accompanying consolidated balance sheet of CILCORP Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholder's equity, cash flows, and statements of segments of business for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of CILCORP Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 19, 2001

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of CILCORP Inc.:

We have audited the accompanying consolidated balance sheet of CILCORP Inc. (an Illinois corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, cash flows, stockholder's equity and segments of business for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, and the year ended December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CILCORP Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, and the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.

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



                                             Arthur Andersen LLP
Chicago, Illinois
January 28, 2000

                  CILCORP Inc. and Subsidiaries
              Consolidated Statements of Operations
                                           Oct. 19 to  Jan.1 to
                                             Dec. 31,   Oct.18,
                                     2000      1999      1999     1998
                                               (In thousands)
Revenue:
CILCO Electric                     $398,836  $ 65,606 | $307,108 $360,009
CILCO Gas                           237,654    49,860 |  130,900  172,327
CILCO Other                          48,354     2,502 |    3,122    2,115
Other Businesses                     38,670     2,621 |   19,131   24,717
                                   --------  -------- | -------- --------
  Total                             723,514   120,589 |  460,261  559,168
                                   --------  -------- | -------- --------
Operating Expenses:                                   |
Fuel for Generation and                               |
  Purchased Power                   208,271    25,346 |  116,544  124,486
Gas Purchased for Resale            174,777    32,547 |   79,768  106,088
Other Operations and Maintenance    117,028    25,446 |  149,273  133,086
Depreciation and Amortization        86,810    15,863 |   54,383   66,188
State and Local Revenue Taxes        27,589     4,932 |   21,998   26,502
Other Taxes                          11,857     2,838 |   10,540   11,471
                                   --------  -------- | -------- --------
  Total                             626,332   106,972 |  432,506  467,821
                                   --------  -------- | -------- --------
Fixed Charges and Other:                              |
Interest Expense                     71,752    14,339 |   22,629   29,257
Preferred Stock Dividends                             |
  of Subsidiary                       2,977       558 |    2,650    3,194
Allowance for Funds Used During                       |
  Construction                         (533)      (71)|      (87)     (34)
Other                                 1,221       274 |      763    1,013
                                   --------  -------- | -------- --------
Total                                75,417    15,100 |   25,955   33,430
                                   --------  -------- | -------- --------
Income (Loss) from Continuing                         |
  Operations Before Income Taxes     21,765    (1,483)|    1,800   57,917
Income Taxes                         10,380      (951)|    1,113   19,699
                                   --------  -------- | -------- --------
  Net Income (Loss) from                              |
    Continuing Operations            11,385      (532)|      687   38,218
Loss from Operations of                               |
  Discontinued Businesses, Net of                     |
  Tax of $(140), $(221)                               |
  and $(16,278)                          --      (213)|     (407) (25,025)
Gain on Sale/Disposal of Assets                       |
  of Discontinued Businesses, Net                     |
  of Tax of $2,014                       --        -- |       --    3,117
                                   --------  -------- | -------- --------
Net Income (Loss)                  $ 11,385  $   (745)| $    280 $ 16,310
                                                      |
Other Comprehensive Income             (450)       -- |       --     (169)
                                   --------  -------- | -------- --------
Comprehensive Income (Loss)        $ 10,935  $   (745)| $    280 $ 16,141
                                   ========  ======== | ======== ========

                               57

See Notes to Consolidated Financial Statements.

























































                  CILCORP Inc. and Subsidiaries
                   Consolidated Balance Sheets
Assets (As of December 31)                          2000           1999
                                                       (In thousands)
Current Assets:
Cash and Temporary Cash Investments             $   11,743     $   11,220
Receivables, Less Reserves of $1,343 and $1,296     91,050         60,072
Accrued Unbilled Revenue                            70,444         35,526
Fuel, at Average Cost                               13,995         14,392
Materials and Supplies, at Average Cost             16,295         16,165
Gas in Underground Storage, at Average Cost         28,413         21,196
FAC Underrecoveries                                  1,153         12,024
PGA Underrecoveries                                 19,685          3,578
Prepayments and Other                                5,563          5,368
                                                ----------     ----------
  Total Current Assets                             258,341        179,541
                                                ----------     ----------
Investments and Other Property:
Investment in Leveraged Leases                     140,936        143,697
Other Investments                                   21,056         27,219
                                                ----------     ----------
  Total Investments and Other Property             161,992        170,916
                                                ----------     ----------
Property, Plant and Equipment:
Utility Plant, at Original Cost
  Electric                                         695,220        624,889
  Gas                                              218,710        208,520
                                                ----------     ----------
                                                   913,930        833,409
Less-Accumulated Provision for Depreciation         66,128          8,898
                                                ----------     ----------
                                                   847,802        824,511
Construction Work in Progress                       29,213         38,068
Other, Net of Depreciation                             144            298
                                                ----------     ----------
  Total Property, Plant and Equipment              877,159        862,877
                                                ----------     ----------
Other Assets:
Goodwill, Net of Accumulated Amortization
  of $18,422 and $2,881                            594,544        569,983
Other                                               56,240         47,636
                                                ----------     ----------
  Total Other Assets                               650,784        617,619
                                                ----------     ----------

  Total Assets                                  $1,948,276     $1,830,953
                                                ==========     ==========

See Notes to Consolidated Financial Statements.






                  CILCORP Inc. and Subsidiaries
                   Consolidated Balance Sheets
Liabilities and Stockholder's Equity (As of December 31)
                                                     2000          1999
                                                      (In thousands)
Current Liabilities:
Current Portion of Long-Term Debt                $   17,500    $   30,000
Notes Payable                                       115,300        91,900
Accounts Payable                                    113,571        41,429
Accrued Taxes                                        20,170        14,670
Accrued Interest                                     18,495        18,296
Other                                                 6,294         5,869
                                                 ----------    ----------
  Total Current Liabilities                         291,330       202,164
                                                 ----------    ----------
Long-Term Debt                                      720,482       730,434
                                                 ----------    ----------
Deferred Credits and Other Liabilities:
Deferred Income Taxes                               198,577       237,557
Regulatory Liability of Regulated Subsidiary         42,752        31,367
Deferred Investment Tax Credit                       16,159        17,791
Freeman Contract Liability                           90,574            --
Other                                                77,559        77,432
                                                 ----------    ----------
  Total Deferred Credits                            425,621       364,147
                                                 ----------    ----------
Preferred Stock of Subsidiary                        41,120        66,120
                                                 ----------    ----------
Stockholder's Equity:
Common Stock, no par value; Authorized 10,000
  and 50,000,000 shares - Outstanding 1,000
  and 13,610,680 shares                                  --            --
Additional Paid-in Capital                          468,833       468,833
Retained Earnings                                     1,340          (745)
Accumulated Other Comprehensive Income                 (450)           --
                                                 ----------    ----------
  Total Stockholder's Equity                        469,723       468,088
                                                 ----------    ----------
  Total Liabilities and Stockholder's Equity     $1,948,276    $1,830,953
                                                 ==========    ==========

See Notes to Consolidated Financial Statements.












                  CILCORP Inc. and Subsidiaries
              Consolidated Statements of Cash Flows
                                               Oct. 19 to  Jan. 1 to
                                                 Dec. 31,   Oct. 18,
                                       2000        1999       1999     1998
                                                 (In thousands)
Cash Flows from Operating
  Activities:
Net Income from Continuing
  Operations Before Preferred
  Dividends                          $  14,362  $     26 | $  3,337  $ 41,412
                                     ---------  -------- | --------  --------
                                                         |
Adjustments to Reconcile Net Income                      |
  to Net Cash Provided by Operating                      |
  Activities:                                            |
    Non-Cash Income                     (7,645)     (996)|   (4,830)   (6,150)
    Cash Receipts in Excess of Debt                      |
      Service on Leases                 10,397     1,099 |    8,943     5,518
    Depreciation and Amortization       86,810    15,863 |   54,383    66,188
    Deferred Income Taxes,                               |
      Investment Tax Credit and                          |
      Regulatory Liability of                            |
      Subsidiary, Net                   (4,440)   (1,445)|  (20,419)   (7,742)
Changes in Operating Assets and                          |
  Liabilities:                                           |
    Decrease (Increase) in Accounts                      |
      Receivable and Accrued                             |
      Unbilled Revenue                 (58,492)  (16,488)|   10,527     5,418
  (Increase) Decrease in                                 |
    Inventories                         (6,950)    2,379 |   (4,873)   (5,093)
  Increase (Decrease) in Accounts                        |
    Payable                             69,256   (13,300)|   (6,276)   12,938
  Increase in Accrued Taxes              4,582     2,749 |    8,372        46
  (Increase) Decrease in Other                           |
    Assets                             (11,550)  (10,619)|  (29,807)    2,019
  Increase (Decrease)in Other                            |
    Liabilities                            750         3 |   36,076      (197)
                                     ---------  -------- | --------  --------
Net Cash Provided by Operating                           |
  Activities                            97,080   (20,729)|   55,433   114,357
                                     ---------  -------- | --------  --------
Net Cash Provided by (Used in)                           |
  Operating Activities of                                |
  Discontinued Operations                 (202)     (447)|   10,187   (30,123)
                                     ---------  -------- | --------  --------
Cash Flow from Operations               96,878   (21,176)|   65,620    84,234
                                     ---------  -------- | --------  --------








Cash Flows from Investing
  Activities:
Additions to Plant                     (55,532)   (9,662)|  (45,473)  (67,112)
Other                                   (4,446)   (1,120)|   (2,454)   (6,703)
                                     ---------  -------- | --------  --------
Net Cash Used in Investing                               |
  Activities                           (59,978)  (10,782)|  (47,927)  (73,815)
Net Cash Provided by                                     |
  Investing Activities of                                |
  Discontinued Operations                   --        -- |   17,376     9,107
                                     ---------  -------- | --------  --------
Cash Flow Used in Investing                              |
  Activities                           (59,978)  (10,782)|  (30,551)  (64,708)
                                     ---------  -------- | --------  --------
Cash Flows from Financing                                |
  Activities:                                            |
Net Increase (Decrease) in                               |
  Short-Term Debt                       23,400   (10,177)|    5,877    34,050
  Long-Term Debt Retired               (30,500)  (13,423)|     (980)  (25,807)
  Long-Term Debt Issued                  8,000   475,000 |       --        --
Preferred Stock Redeemed               (25,000)       -- |       --        --
Common Dividends Paid                   (9,300)       -- |  (29,813)  (33,482)
Preferred Dividends Paid                (2,977)     (836)|   (2,372)   (3,194)
Common Stock Redeemed                       --  (885,669)|       --        --
Additional Paid-in Capital                  --   468,833 |       --        --
                                     ---------  -------- | --------  --------
Net Cash Used in Financing                               |
  Activities                           (36,377)   33,728 |  (27,288)  (28,433)
                                     ---------  -------- | --------  --------
Net Increase (Decrease) in Cash                          |
  and Temporary Cash Investments           523     1,770 |    7,781    (8,907)
Cash and Temp. Cash Investments                          |
  at Beginning of Period                11,220     9,450 |    1,669    10,576
                                     ---------  -------- | --------  --------
Cash and Temporary Cash                                  |
  Investments at End of Period       $  11,743  $ 11,220 | $  9,450  $  1,669
                                     =========  ======== | ========  ========

See Notes to Consolidated Financial Statements.




















                  CILCORP Inc. and Subsidiaries
               Statements of Segments of Business
2000
                   CILCO     CILCO    CILCO     Other    Discont.
                  Electric    Gas     Other  Businesses  Operatns.  Total
                                      (In thousands)
Revenues          $398,836 $237,654 $ 47,807  $   38,527 $    -- $  722,824
Interest income         --       --      547         143      --        690
                  -------- -------- --------  ---------- ------- ----------
  Total            398,836  237,654   48,354      38,670      --    723,514
                  -------- -------- --------  ---------- ------- ----------
Operating
  expenses         269,742  194,718   52,624      22,438      --    539,522
Depreciation and
  amortization      48,404   21,001       --      17,405      --     86,810
                  -------- -------- --------  ---------- ------- ----------
  Total            318,146  215,719   52,624      39,843      --    626,332
                  -------- -------- --------  ---------- ------- ----------
Interest expense    16,895    6,768       --      48,089      --     71,752
Preferred stock
  dividends             --       --    2,977          --      --      2,977
Fixed charges and
  other expenses      (533)      --    1,221          --      --        688
                  -------- -------- --------  ---------- ------- ----------
Total               16,362    6,768    4,198      48,089      --     75,417
                  -------- -------- --------  ---------- ------- ----------
Income from
  continuing
  oper. before
  income taxes      64,328   15,167   (8,468)    (49,262)     --     21,765
Income taxes        23,448    6,430   (3,651)    (15,847)     --     10,380
                  -------- -------- --------  ---------- ------- ----------
Net income from
  continuing
  operations        40,880    8,737   (4,817)    (33,415)     --     11,385
Effect of
  discontinued
  operations            --       --       --          --      --         --
                  -------- -------- --------  ---------- ------- ----------
Segment net
  income          $ 40,880 $  8,737 $ (4,817) $  (33,415)$    -- $   11,385
                  ======== ======== ========  ========== ======= ==========
Capital
  expenditures    $ 41,366 $ 14,166 $     --  $       -- $    -- $   55,532
Revenue from
  major customer
  Caterpillar
  Inc.            $ 42,961 $  1,448 $    292  $    9,243 $    -- $   53,944

Segment assets    $765,115 $331,290 $  5,447  $1,266,151 $25,822 $2,393,825
Consolidation
  adjustments         (726)    (282)      --    (438,586) (5,955)  (445,549)
                  -------- -------- --------  ---------- ------- ----------
  Total assets    $764,389 $331,008 $  5,447  $  827,565 $19,867 $1,948,276
                  ======== ======== ========  ========== ======= ==========

See Notes to Consolidated Financial Statements.

                  CILCORP Inc. and Subsidiaries
               Statements of Segments of Business
October 19 to December 31, 1999
                   CILCO    CILCO     CILCO    Other     Discont.
                  Electric   Gas      Other  Businesses Operatns.   Total
                                     (In thousands)
Revenues          $ 65,606 $ 49,860 $  2,430  $    2,600 $    -- $  120,496
Interest income         --       --       72          21      --         93
                  -------- -------- --------  ---------- ------- ----------
  Total             65,606   49,860    2,502       2,621      --    120,589
                  -------- -------- --------  ---------- ------- ----------
Operating
  expenses          46,444   38,770    2,840       3,055      --     91,109
Depreciation and
  amortization       9,202    3,745       --       2,916      --     15,863
                  -------- -------- --------  ---------- ------- ----------
  Total             55,646   42,515    2,840       5,971      --    106,972
                  -------- -------- --------  ---------- ------- ----------
Interest expense     3,462    1,373       --       9,504      --     14,339
Preferred stock
  dividends             --       --      558          --      --        558
Fixed charges and
  other expenses       (71)      --      274          --      --        203
                  -------- -------- --------  ---------- ------- ----------
Total                3,391    1,373      832       9,504      --     15,100
                  -------- -------- --------  ---------- ------- ----------
Income from
  continuing
  oper. before
  income taxes       6,569    5,972   (1,170)    (12,854)     --     (1,483)
Income taxes         2,071    2,402     (466)     (4,958)     --       (951)
                  -------- -------- --------  ---------- ------- ----------
Net income from
  continuing
  operations         4,498    3,570     (704)     (7,896)     --       (532)
Effect of
  discontinued
  operations            --       --       --          --    (213)      (213)
                  -------- -------- --------  ---------- ------- ----------
Segment net
  income          $  4,498 $  3,570 $   (704) $   (7,896)$  (213)$     (745)
                  ======== ======== ========  ========== ======= ==========
Capital
  expenditures    $  7,071 $  2,591 $     --  $       -- $    -- $    9,662
Revenue from
  major customer
  Caterpillar
  Inc.            $  7,423 $    251 $    231  $      649 $    -- $    8,554

Segment assets    $754,961 $290,107 $  5,048  $1,177,144 $29,542 $2,256,802
Consolidation
  adjustments       (2,121)    (825)      --    (422,767)   (136)  (425,849)
                  -------- -------- --------  ---------- ------- ----------
  Total assets    $752,840 $289,282 $  5,048  $  754,377 $29,406 $1,830,953
                  ======== ======== ========  ========== ======= ==========

See Notes to Consolidated Financial Statements.

                  CILCORP Inc. and Subsidiaries
               Statements of Segments of Business
January 1 to October 18, 1999
                   CILCO     CILCO    CILCO    Other    Discont.
                  Electric    Gas     Other  Businesses Operatns.  Total
                                    (In thousands)
Revenues          $307,108 $130,900 $  2,969  $  19,032 $    -- $  460,009
Interest income         --       --      153         99      --        252
                  -------- -------- --------  --------- ------- ----------
  Total            307,108  130,900    3,122     19,131      --    460,261
                  -------- -------- --------  --------- ------- ----------
Operating
  expenses         232,053  114,175    5,738     26,157      --    378,123
Depreciation and
  amortization      37,868   15,871      505        139      --     54,383
                  -------- -------- --------  --------- ------- ----------
  Total            269,921  130,046    6,243     26,296      --    432,506
                  -------- -------- --------  --------- ------- ----------
Interest expense    13,281    5,268       --      4,080      --     22,629
Preferred stock
  dividends             --       --    2,650         --      --      2,650
Fixed charges and
  other expenses       (86)      (1)     763         --      --        676
                  -------- -------- --------  --------- ------- ----------
Total               13,195    5,267    3,413      4,080      --     25,955
                  -------- -------- --------  --------- ------- ----------
Income from
  continuing
  oper. before
  income taxes      23,992   (4,413)  (6,534)   (11,245)     --      1,800
Income taxes         8,369   (1,566)  (2,435)    (3,255)     --      1,113
                  -------- -------- --------  --------- ------- ----------
Net income from
  continuing
  operations        15,623   (2,847)  (4,099)    (7,990)     --        687
Effect of
  discontinued
  operations            --       --       --         --    (407)      (407)
                  -------- -------- --------  --------- ------- ----------
Segment net
  income          $ 15,623 $ (2,847)$ (4,099) $  (7,990)$  (407)$      280
                  ======== ======== ========  ========= ======= ==========
Capital
  expenditures    $ 31,914 $ 13,559 $     --  $      -- $    -- $   45,473
Revenue from
  major customer
  Caterpillar
  Inc.            $ 31,335 $    868 $    282  $   6,284 $    -- $   38,769

Segment assets    $743,441 $281,241 $  4,512  $ 572,250 $32,666 $1,634,110
Consolidation
  adjustments        2,678    1,042       --   (403,852)   (136)  (400,268)
                  -------- -------- --------  --------- ------- ----------
  Total assets    $746,119 $282,283 $  4,512  $ 168,398 $32,530 $1,233,842
                  ======== ======== ========  ========= ======= ==========

See Notes to Consolidated Financial Statements.

                  CILCORP Inc. and Subsidiaries
               Statements of Segments of Business
1998
                   CILCO     CILCO   CILCO    Other    Discont.
                  Electric    Gas    Other  Businesses Operatns.   Total
                                     (In thousands)
Revenues          $360,009 $172,327 $ 1,864  $  24,642 $     -- $  558,842
Interest income         --       --     251         75       --        326
                  -------- -------- -------  --------- -------- ----------
  Total            360,009  172,327   2,115     24,717       --    559,168
                  -------- -------- -------  --------- -------- ----------
Operating
  expenses         235,801  138,459   3,744     23,629       --    401,633
Depreciation and
  amortization      46,017   19,256     713        202       --     66,188
                  -------- -------- -------  --------- -------- ----------
  Total            281,818  157,715   4,457     23,831       --    467,821
                  -------- -------- -------  --------- -------- ----------
Interest expense    16,261    6,514      --      6,482       --     29,257
Preferred stock
  dividends             --       --   3,194         --       --      3,194
Fixed charges and
  other expenses       (34)      --   1,013         --       --        979
                  -------- -------- -------  --------- -------- ----------
  Total             16,227    6,514   4,207      6,482       --     33,430
                  -------- -------- -------  --------- -------- ----------
Income from
  continuing
  oper. before
  income taxes      61,964    8,098  (6,549)    (5,596)      --     57,917
Income taxes        21,645    3,443  (2,616)    (2,773)      --     19,699
                  -------- -------- -------  --------- -------- ----------
Net income from
  continuing
  operations        40,319    4,655  (3,933)    (2,823)      --     38,218
Effect of
  discontinued
  operations            --       --      --         --  (21,908)   (21,908)
                  -------- -------- -------  --------- -------- ----------
Segment net
  income          $ 40,319 $  4,655 $(3,933) $  (2,823)$(21,908)$   16,310
                  ======== ======== =======  ========= ======== ==========
Capital
  expenditures    $ 44,213 $ 22,889 $    --  $      10 $  8,916 $   76,028
Revenue from
  major customer
  Caterpillar
  Inc.            $ 39,354 $    948 $    88  $   7,669 $     -- $   48,059

Segment assets    $733,805 $283,286 $ 5,072  $ 594,734 $121,647 $1,738,544
Consolidation
  adjustments       (1,304)    (507)     --   (423,789)      (4)  (425,604)
                  -------- -------- -------  --------- -------- ----------
  Total assets    $732,501 $282,779 $ 5,072  $ 170,945 $121,643 $1,312,940
                  ======== ======== =======  ========= ======== ==========

See Notes to Consolidated Financial Statements.

                  CILCORP Inc. and Subsidiaries
         Consolidated Statements of Stockholder's Equity

                                                              Other
                                            Add'l             Compre-
                         Common Stock      Paid in  Retained  hensive
                      Shares      Amount   Capital  Earnings  Income   Total
                           (In thousands except share amounts)
Balance 1/1/98        13,610,680 $ 192,567 $      0 $ 160,702 $(676)$ 352,593
Cash Dividend
  Declared on Common
  Stock ($2.46/share)                                 (33,482)        (33,482)
Additional Minimum
  Liability of
  Non-Qualified
  Pension Plan,
  net of $(111)
  taxes                                                        (169)     (169)
Other                                  286                                286
Net Income                                             16,310          16,310
                     ----------- --------- -------- --------- ----- ---------
Balance 12/31/98      13,610,680 $ 192,853 $      0 $ 143,530 $(845)$ 335,538
CILCORP Shareholder
  Return Incentive
  Compensation            15,000
Shares Forfeited                    (1,842)                            (1,842)
Cash Dividend
  Declared on Common
  Stock ($2.46/share)                                 (29,813)        (29,813)
Other                                                     662             662
Net Income                                                280             280
                     ----------- --------- -------- --------- ----- ---------
Balance 10/18/99      13,625,680 $ 191,011 $      0 $ 114,659 $(845)$ 304,825

--------------------------------------------------------------------------------
Balance 10/18/99      13,625,680 $ 191,011 $      0 $ 114,659 $(845)$ 304,825
AES Acquisition      (13,625,680) (191,011)          (114,659)  845  (304,825)
AES Equity Contribution                     468,833                   468,833
Net Income (Loss)                                        (745)           (745)
                     ----------- --------- -------- --------- ----- ---------
Balance 12/31/99               0 $       0 $468,833 $    (745)$   0 $ 468,088
Cash Dividend
  Declared on Common
  Stock                                                (9,300)         (9,300)
Additional Minimum
  Liability of
  Non-Qualified
  Pension Plan,
  net of $(299)
  taxes                                                        (450)     (450)
Net Income                                             11,385          11,385
                     ----------- --------- -------- --------- ----- ---------
Balance 12/31/00               0 $       0 $468,833 $   1,340 $(450)$ 469,723
                     =========== ========= ======== ========= ===== =========

See Notes to Consolidated Financial Statements.

                          CILCORP INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries QST Environmental Inc. (QST Environmental), QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices - see Item 1. Business - The Company and its Subsidiaries) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental in the second quarter of 1999 (see Results of Operations - QST Enterprises Discontinued Operations). Prior year amounts have been reclassified on a basis consistent with the 2000 presentation.

CILCORP, a public utility holding company, is a wholly-owned subsidiary of The AES Corporation (AES). CILCO, the Company's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other CILCORP first-tier subsidiaries are CILCORP Investment Management Inc. (CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursues investment opportunities in energy-related products and services.

AES completed the acquisition of 100% of the Company's outstanding common stock on October 18, 1999. Approximately $886 million was required to complete the merger, which involved the purchase of 13,625,680 shares of CILCORP's common stock. Currently, there are 10,000 authorized shares of CILCORP common stock, 1,000 of which are issued. AES owns 100% of the 1,000 issued shares.

The merger was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired of approximately $573 million was recorded as goodwill at CILCORP and is being amortized over 40 years. This initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company. During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates. The primary effect of these adjustments was to increase goodwill by approximately $40 million, to increase utility plant by $28.4 million (offset by deferred taxes of $11.3 million), and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $44 million and net customer contract intangibles of approximately $17 million). Changes to the Company's estimates after October 2000, if any, will be recorded in results of operations.

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


NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of
Financial Accounting Standards No. 133 "Accounting for
Derivative Instruments and Hedging Activities", as amended.  See
Note 10.


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

Due to the Customer Choice Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71.
Regulatory assets included on the Consolidated Balance Sheets at December 31, 2000, and 1999, are as follows:

                                                  2000        1999
                                                   (In thousands)
Included in current assets:
  Fuel and gas cost adjustments                  $20,838     $15,602
  Clean air permit fees (included in prepayments
    and other)                                       (47)         12
  Coal tar remediation cost - estimated current
    (included in prepayments and other)              715         720
                                                 -------     -------
    Costs included in current assets              21,506      16,334
                                                 -------     -------
Included in other assets:
  Coal tar remediation cost, net of recoveries     1,253         674
  Regulatory tax asset                            19,149       7,334
  Deferred gas costs                                  --       4,368
  Unamortized loss on reacquired debt              2,691       2,941
                                                 -------     -------
    Future costs included in other assets         23,093      15,317
                                                 -------     -------
      Total regulatory assets                    $44,599     $31,651
                                                 =======     =======

Regulatory assets at December 31, 2000, are related to CILCO's regulated electric and gas distribution activities. Regulatory liabilities, consisting of deferred tax items of approximately $42.8 million and $31.4 million at December 31, 2000, and 1999, respectively, and deferred taxes on investment tax credits of approximately $6.4 million and $11.2 million at December 31, 2000 and 1999, respectively, are primarily related to CILCO's electric and gas transmission and distribution operations.

CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 2000, and 1999, were:

                                                 2000         1999
                                                  (In thousands)
Property, Plant and Equipment                  $ 266,598    $ 257,449
Less:  Accumulated Depreciation                   19,443        3,334
                                               ---------    ---------
                                                 247,155      254,115
Construction Work in Progress                      4,994        9,215
                                               ---------    ---------
Net Property, Plant and Equipment                252,149      263,330
Fuel, at Average Cost                             13,995       14,392
Materials and Supplies, at Average Cost           10,514       10,723
                                               ---------    ---------
Total Identifiable Electric Generation Assets  $ 276,658    $ 288,445
                                               =========    =========

Accumulated deferred income taxes and investment tax credits associated with electric generation property at December 31, 2000, and 1999, were approximately $67 million and $72 million, respectively, and investment tax credits were approximately $6.1 million and $6.8 million at December 31, 2000, and 1999, respectively.


OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric, gas, and non-regulated energy and energy services revenues include service provided but unbilled at year end. Substantially all electric energy rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. (See Item 1. Business of CILCO - Electric Fuel and Purchased Gas Adjustment Clauses.) These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the balance sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers.


CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 2000, CILCO had net receivables of
$60.1 million, of which approximately $2.1 million was due from its major customer.

See CILCORP Note 13 for a discussion of receivables related to CILCORP Investment Management Inc.'s leveraged lease portfolio.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximates fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $21.6 million at December 31, 2000, and $19.9 million at December 31, 1999, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of Long-Term Debt, including current maturities, was $785.2 million at December 31, 2000, and $755.1 million at December 31, 1999. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the regulated portions of CILCO's business. See CILCORP Note 9 for fair value of derivative financial instruments.


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense. In accordance with the FERC formula, the composite AFUDC rates used in 2000, 1999, and 1998 were 6.9%, 5.9%, and 5.9%, respectively.


DEPRECIATION AND MAINTENANCE

Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.7%, 3.8% and 3.8% for electric for 2000, 1999, and 1998, respectively, and 4.6% for gas, for each of the last three years. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

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


INCOME TAXES

The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. CILCORP and its subsidiaries file a consolidated federal income tax return with AES. CILCORP makes income tax payments to AES based on its consolidated taxable income, calculated in the same manner as if CILCORP was not part of the AES consolidated group. Income taxes are allocated to the CILCORP subsidiaries based on their respective taxable income or loss.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. Cash paid for interest and income taxes was as follows:

                                         Oct. 19 to  Jan. 1 to
                                          Dec. 31,    Oct. 18,
                                  2000     1999        1999     1998
                                            (In thousands)
Interest                          $70,942  $5,032   | $21,412  $26,067
Income taxes                      $27,496  $   --   | $10,828  $19,611


COMPANY-OWNED LIFE INSURANCE POLICIES

The following amounts related to Company-owned life insurance contracts, issued by one major insurance company, are included in Other Investments:

                                          2000          1999
                                            (In thousands)
Cash surrender value of contracts       $ 62,789      $ 56,664
Borrowings against contracts             (59,292)      (53,558)
                                        --------      --------
  Net investment                        $  3,497      $  3,106
                                        ========      ========

Interest expense related to borrowings against Company-owned life insurance, included in "Other" on the Consolidated
Statements of Income, was $4.3 million, $4 million, and $3.6 million for 2000, 1999, and 1998, respectively.


NOTE 2 - INCOME TAXES

The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on the Company's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used during Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 2000 and 1999 were as follows:

December 31                                    2000       1999
                                               (In thousands)
Deferred tax assets:
  Deferred tax asset-non-property             $19,319    $25,105
  Deferred tax asset-Freeman contract          35,931         --
                                              -------    -------
  Deferred tax assets                         $55,250    $25,105
                                              =======    =======

December 31                                     2000       1999
                                                 (In thousands)
Deferred tax liabilities:
  Deferred tax liability-property             $147,611   $157,037
  Deferred tax liability-leases                106,216    105,625
                                              --------   --------
  Accumulated deferred income tax liability   $253,827   $262,662
                                              ========   ========
  Accumulated deferred income tax liability,
    net of deferred tax assets                $198,577   $237,557
                                              ========   ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement:

                                              Oct. 19 to  Jan. 1 to
                                               Dec. 31,    Oct. 18,
                                       2000      1999       1999     1998
                                                 (In thousands)
Net change in deferred income tax
  liability                          $(38,979) $  5,731 |$ (7,479)$ (1,707)
Change in tax effects of income tax                     |
  related regulatory assets and                         |
  liabilities                            (430)   (9,024)|  (7,567)  (8,606)
Deferred tax recorded through                           |
  purchase accounting                  29,725       812 |      --      --
Other                                  (2,056)      572 |  (5,171)    (106)
                                     --------  -------- |-------- --------
Deferred income tax benefit for the                     |
  period                              (11,740)   (1,909)| (20,217) (10,419)
Less:  Deferred income tax benefit                      |
       for the period from                              |
       discontinued operations             --        -- |    (830)  (6,115)
                                     --------  -------- |-------- --------
Deferred income tax benefit for the                     |
  period from continuing operations  $(11,740) $ (1,909)|$(19,387)$ (4,304)
                                     ========  ======== |======== ========

Income tax expenses were as follows:

                                           Oct. 19 to   Jan. 1 to
                                             Dec. 31,    Oct.18,
                                     2000     1999        1999      1998
                                               (In thousands)
Current income taxes
Federal                            $ 19,691  $  1,481  |$ 18,073  $ 13,731
State                                 4,062      (329) |   4,360     3,791
                                   --------  --------  |--------  --------
  Total current income taxes         23,753     1,152  |  22,433    17,522
                                   --------  --------  |--------  --------
Deferred income taxes, net                             |
Property-related deferred income                       |
  taxes                             (14,244)   (3,653) |  (4,150)  (11,262)
Leveraged leases                        554     1,271  |     500     2,602
Pension expenses                     (2,065)      132  | (10,057)      869
Other post-employment benefits                         |
  expenses                            4,056        61  |  (5,144)     (847)
Customer advances                       (99)     (170) |      26       478
Gas in underground storage             (788)    1,194  |     801    (1,681)
Amortization of debt discounts,                        |
  premiums and expenses                 482       504  |    (631)     (790)
CILCO Executive Deferred                               |
  Compensation Plan                     609      (429) |    (338)     (671)
CILCORP Shareholder Return                             |
  Incentive Comp. Plan                   --      (694) |      --      (717)
QST gas derivatives mark to market       --        --  |      --       948
Pension shortfall & VEBA               (648)     (174) |    (534)     (252)
Other                                   403        49  |    (690)      904
                                   --------  --------  |--------  --------
  Total deferred income taxes, net  (11,740)   (1,909) | (20,217)  (10,419)
                                   --------  --------  |--------  --------
Investment tax credit amortization   (1,633)     (334) |  (1,324)   (1,668)
                                   --------  --------  |--------  --------
Total income tax provisions        $ 10,380  $ (1,091) |$    892  $  5,435
                                   ========  ========  |========  ========

Total income tax provisions are presented within the Income
Statement as follows:

                                          Oct. 19 to   Jan. 1 to
                                            Dec. 31,    Oct.18,
                                     2000     1999       1999     1998
                                             (In thousands)
Income taxes from continuing
  operations                      $10,380  $  (951) |  $  1,113 $ 19,699
Tax on (loss) from                                  |
  operations of discontinued                        |
  businesses                           --     (140) |      (221) (16,278)
Tax on gain on                                      |
  sale/disposal of discontinued                     |
  businesses                           --       --  |        --    2,014
                                  -------  -------  |  -------- --------
Total income tax provisions       $10,380  $(1,091) |  $    892 $  5,435
                                  =======  =======  |  ======== ========

Total deferred income taxes, net, includes deferred state income taxes of $(1,637,000), $324,000, $(3,395,000), and $(1,635,000),
for the year 2000, the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18,
1999, and the year 1998, respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate.

                                            Oct. 19 to  Jan. 1 to
                                             Dec. 31,    Oct. 18,
                                      2000     1999       1999      1998
Statutory federal income tax           35.0%     35.0%     35.0%     35.0%
                                      -----     -----  | ------     -----
Amortization of property related                       |
  deferred taxes provided at tax                       |
  rates in excess of current rate      (5.7)     (4.1) |   45.1      (8.3)
Amortization of investment tax                         |
  credit                               (7.5)     18.2  | (113.1)     (7.6)
State income taxes                      4.9       6.0  |  (37.4)      5.5
Goodwill amortization                  25.0     (55.3) |     --        --
Amortization of Lincoln acquisition                    |
  adjustment                             --        --  |   15.1       1.1
Preferred dividends of subsidiary and                  |
   other permanent differences          4.7      (9.5) |   73.0       4.7
Tax provision adjustment               (2.6)     37.9  |   79.2        --
Affordable housing tax credits         (8.5)     21.4  | (139.8)     (6.1)
Company-owned life insurance           (5.0)     11.0  |  (74.4)     (4.2)
AES transaction costs                   3.2      (2.3) |  140.5       3.3
Lobbying expenses and nondeductible                    |
   meals                                1.4      (6.9) |   24.6       2.5
Taxable salvage                         3.0       1.7  |    7.8      (0.6)
Other differences                      (0.1)      6.3  |   20.6        --
                                      -----     -----  | ------     -----
  Total                                12.8      24.4  |   41.2      (9.7)
                                      -----     -----  | ------     -----
Effective income tax rate              47.8%     59.4% |   76.2%     25.3%
                                      =====     =====  | ======     =====


NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

To reflect the purchase of CILCORP by AES, CILCORP's balance sheet amounts were adjusted to reflect market values of the assets and liabilities, with corresponding adjustments to
goodwill.   Adjustments were made to the balance sheet amounts
recognized for pension and postretirement health care benefit costs, resulting in a reduction of the net liability of those balance sheet amounts of $26.2 million. Following the market value adjustments, the net periodic benefit costs were actuarially calculated for the time period October 19 through December 31, 1999, and appropriately included only the components of service cost, interest cost and expected return on plan assets.


POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.6 million and $1.3 million at December 31, 2000, and 1999, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.

PENSION BENEFITS

Substantially all of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:

                                        Oct. 19 to  Jan.1 to
                                         Dec. 31,    Oct.18,
                                 2000      1999       1999       1998
                                          (In thousands)
Operating expenses             $(2,186)  $  (499) | $26,464    $  (893)
Utility plant and other             --        --  |      --          6
                               -------   -------  | -------    -------
  Net pension costs (income)   $(2,186)  $  (499) | $26,464    $  (887)
                               =======   =======  | =======    =======

The components of net periodic benefit costs follow:

                                              Oct. 19 to  Jan.1 to
                                                Dec. 31,   Oct. 18,
                                        2000      1999       1999     1998
                                                   (In thousands)
Service cost                          $  3,320  $    900 |$  3,821 $  5,410
Interest cost                           21,504     5,260 |  14,537   19,024
Expected return on plan assets         (30,212)   (6,659)| (20,323) (25,304)
Amortization of transition asset            --        -- |    (666)    (888)
Amortization of past service cost           --        -- |     785    1,068
Recognized actuarial gain                 (508)       -- |    (328)    (197)
Loss recognized due to curtailment and                   |
  special termination benefits           3,710        -- |  28,638       --
                                      --------  -------- |-------- --------
Net benefit cost (income)             $ (2,186) $   (499)|$ 26,464 $   (887)
                                      ========  ======== |======== ========

During 2000 and 1999, CILCO recognized $3.7 million and
$28.6 million, respectively, of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                                     Oct. 19 to  Jan. 1 to
                                                      Dec. 31,    Oct. 18,
                                              2000      1999        1999
                                                   (In thousands)
Change in Benefit Obligations
Benefit obligation at beginning of period   $281,153   $     -- |$285,646
Service cost                                   3,320        900 |   3,821
Interest cost                                 21,504      5,260 |  14,537
Acquisition                                       --    291,506 |      --
Amendments                                        --         -- |  31,774
Actuarial (gain) loss                          7,370     (9,473)| (29,792)
Benefits paid                                (24,165)    (7,040)| (14,098)
                                            --------   -------- |--------
Benefit obligation at end of period         $289,182   $281,153 |$291,888
                                            ========   ======== |========
Change in Plan Assets                                           |
Fair value of assets at beginning of period $346,515   $     -- |$309,483
Actual return on assets                       (6,065)    46,713 |  11,230
Company contributions                            399         93 |     134
Acquisition                                       --    306,749 |      --
Benefits paid                                (24,165)    (7,040)| (14,098)
                                            --------   -------- |--------
Fair value of assets at end of period       $316,684   $346,515 |$306,749
                                            ========   ======== |========
                                                                |
Funded status at end of period              $ 27,502   $ 65,362 |$ 14,861
Unrecognized net transition asset                 --         -- |  (3,345)
Unrecognized actuarial gain                   (9,082)   (49,528)| (57,546)
Unrecognized prior service cost                   --         -- |   6,560
                                            --------   -------- |--------
Net amount recognized                       $ 18,420   $ 15,834 |$(39,470)
                                            ========   ======== |========

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost/(Accrued benefit liab.)$ 17,674   $ 15,834 |$(39,959)
Intangible asset                                  --         -- |     264
Accumulated other comprehensive income           746         -- |     225
                                            --------   -------- |--------
Net amount recognized                       $ 18,420   $ 15,834 |$(39,470)
                                            ========   ======== |========
Assumptions as of end of period                                 |
Discount rate                                  7.75%      7.75% |   7.50%
Expected return on plan assets                 9.00%      9.00% |   9.00%
Rate of compensation increase                  3.50%      3.50% |   3.50%

At December 31, 2000, and October 18, 1999, CILCO recognized an additional minimum liability on the balance sheets for a plan in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $5,706, $5,454, and $0, respectively, as of December 31, 2000; $4,481, $3,797, and $0, respectively, as of December 31, 1999; and $4,615, $3,911, and $0, respectively, as of October 18, 1999.

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

Postretirement health care benefit costs were charged as follows:

                                          Oct. 19 to   Jan. 1 to
                                           Dec. 31,     Oct. 18,
                                    2000     1999        1999       1998
                                             (In thousands)
Operating expenses                 $3,303   $ 1,038   |$12,904    $3,904
Utility plant and other             1,783        63   |    897     1,260
                                   ------   -------   |-------    ------
  Net postretirement health care                      |
    Benefit costs                  $5,086   $ 1,101   |$13,801    $5,164
                                   ======   =======   |=======    ======

The components of net periodic benefit costs follow:

                                               Oct. 19 to   Jan.1 to
                                                 Dec. 31,   Oct. 18,
                                         2000      1999      1999      1998
                                                  (In thousands)
Service cost                            $ 1,480    $   382  |$ 1,515 $ 1,417
Interest cost                             7,775      1,799  |  4,635   5,371
Expected return on plan assets           (4,551)    (1,080) | (3,409) (4,388)
Amortization of transition liability         --         --  |  2,144   2,858
Recognized actuarial gain                    --         --  |     --     (94)
Loss recognized due to curtailment and                      |
  special termination benefits              382         --  |  8,916      --
                                        -------    -------  |------- -------
Net benefit cost                        $ 5,086    $ 1,101  |$13,801 $ 5,164
                                        =======    =======  |======= =======

During 2000 and 1999, CILCO recognized $.4 million and
$8.9 million, respectively, of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                                        Oct. 19 to  Jan. 1 to
                                                          Dec.31,    Oct. 18,
                                                 2000       1999      1999
                                                       (In thousands)
Change in Benefit Obligations
Benefit obligation at beginning of period      $ 96,479   $     -- |$ 82,316
Service cost                                      1,480        382 |   1,515
Interest cost                                     7,775      1,799 |   4,635
Plan participants' contributions                    181         -- |      --
Acquisition                                          --     98,654 |      --
Amendments                                           --         -- |  11,027
Actuarial (gain) loss                             7,205     (2,686)|   3,287
Benefits paid                                    (5,908)    (1,670)|  (4,032)
                                               --------   -------- |--------
Benefit obligation at end of period            $107,212   $ 96,479 |$ 98,748
                                               ========   ======== |========
Change in Plan Assets                                              |
Fair value of assets at beginning of period    $ 55,375   $     -- |$ 54,393
Actual return on assets                          (2,794)     5,242 |     291
Company contributions                             1,251      1,121 |      30
Plan participants' contributions                    181         -- |      --
Acquisition                                          --     50,682 |      --
Benefits paid                                    (5,908)    (1,670)|  (4,032)
                                               --------   -------- |--------
Fair value of assets at end of period          $ 48,105   $ 55,375 |$ 50,682
                                               ========   ======== |========
                                                                   |
Funded Status at end of period                 $(59,107)  $(41,104)|$(48,066)
Unrecognized net transition liability                --         -- |  28,153
Unrecognized actuarial (gain) loss                7,320     (6,848)|   1,739
                                               --------   -------- |--------
Accrued benefit cost                           $(51,787)  $(47,952)|$(18,174)
                                               ========   ======== |========
Assumptions as of end of period                                    |
Discount rate                                     7.75%      7.75% |   7.50%
Expected return on plan assets                    9.00%      9.00% |   9.00%

For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to
5.0 percent for 2006 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                       1-Percentage-        1-Percentage-
                                       Point Increase       Point Decrease
                                       --------------       --------------
Effect on total of service and
  interest cost components                 $  818               $  (779)
Effect on postretirement benefit
  obligation                               $8,482               $(8,219)


NOTE 4 - SHORT-TERM DEBT

Short-term debt at December 31, 2000, consisted of $48.0 million
(average interest rate of 7.8%) of CILCORP bank borrowings and $67.3 million (average interest rate of 7.1%) of CILCO commercial paper. Short-term debt at December 31, 1999, included $45.0 million (average interest rate of 7.1%) of CILCORP bank borrowings and $46.9 million (average interest rate of 6.5%) of CILCO commercial paper.

CILCORP had arrangements for bank lines of credit totaling $60 million at December 31, 2000, of which $48.0 million was used. These lines were maintained by commitment fees ranging from .125 of 1% per annum to .15 of 1% per annum in lieu of balances.

CILCO had arrangements for bank lines of credit totaling
$100 million, all of which were unused at December 31, 2000. These lines of credit were maintained by commitment fees ranging from .07 of 1% per annum to .125 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper.

NOTE 5 - LONG-TERM DEBT

At December 31                             2000           1999
                                              (In thousands)
CILCO First Mortgage Bonds
   7 1/2% series due 2007                $ 50,000       $ 50,000
   8 1/5% series due 2022                  65,000         65,000
Medium-term Notes
   6.82% series due 2003                   25,350         25,350
   6.13% series due 2005                   16,000         16,000
   7.8% series due 2023                    10,000         10,000
   7.73% series due 2025                   20,000         20,000
Pollution Control Refunding Bonds
   6.5% series F due 2010                   5,000          5,000
   6.2% series G due 2012                   1,000          1,000
   6.5% series E due 2018                  14,200         14,200
   5.9% series H due 2023                  32,000         32,000
CILCO Bank Loans
   Hallock Substation Power Modules         3,750             --
   Kickapoo Substation Power Modules        3,750             --
                                         --------       --------
                                          246,050        238,550
Unamortized premium and discount on
  long-term debt, net                        (568)          (616)
                                         --------       --------
     Total CILCO                         $245,482       $237,934
                                         --------       --------

CILCORP Senior Notes 8.7% due 2009        225,000        225,000
CILCORP Senior Bonds 9.375% due 2029      250,000        250,000
CILCORP Inc. Unsecured medium-term
  notes; various maturities in 2001;
  interest rates ranging from 8.52%
  to 9.10%                                     --         17,500
                                         --------       --------
    Total long-term debt                 $720,482       $730,434
                                         ========       ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding regulated utility long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt are $25.4 million in 2003, $7.5 million in 2004 and $16.0 million in 2005. There are no scheduled maturities of long-term debt for 2002. The remaining maturities of long-term debt of $672.2 million, occur in 2007 and beyond.

The 2001 and 2000 maturities of long-term borrowings have been classified as current liabilities.

NOTE 6 - PREFERRED STOCK

PREFERRED STOCK OF SUBSIDIARY

At December 31                              2000         1999
                                             (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption
   4.50% series - 111,264 shares           $11,126      $11,126
   4.64% series - 79,940 shares              7,994        7,994
Class A, no par value, authorized
  3,500,000 shares
   Flexible auction rate - 250,000
    shares (*)                                  --       25,000
   With mandatory redemption
   5.85% series - 220,000 shares            22,000       22,000
                                           -------      -------
        Total preferred stock              $41,120      $66,120
                                           =======      =======

(*) Dividend rate at December 31, 1999, was 4.75%. CILCO redeemed the $25 million of auction rate preferred stock in July
2000.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 2000, is $2.2 million.


PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 2000, are as follows:

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

NOTE 7 - COMMITMENTS & CONTINGENCIES

CILCO's 2001 capital expenditures are estimated to be $50.1 million in connection with which CILCO has normal and customary purchase commitments at December 31, 2000.

CILCO acts as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

On August 3, 2000, CILCO and the International Brotherhood of Electrical Workers Local 51 (IBEW) agreed to extend the existing contract through July 1, 2002. The contract provides for 3% wage increases in each of the two years of the extension, retroactive to July 1, 2000. The IBEW represents 373 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with the Company on February 23, 2001. This agreement expires on July 1, 2006, and provides for 4% wage increases in each of the first two years of the contract and for 3% wage increases in each of the final three years of the contract. The NCF&O represents 175 CILCO power plant people.

CILCO has a long-term contract with Freeman United Coal Mining Company (Freeman) for the purchase of Illinois coal used predominantly at the Duck Creek Station. The contract obligates CILCO to purchase between 500,000 and 1,000,000 tons annually through 2010 from Freeman's Crown II mine. The contract requires CILCO to pay all variable coal production costs on tons purchased and certain fixed costs not affected by the volume purchased. On August 8, 1997, CILCO filed an arbitration against Freeman alleging that Freeman had failed to perform its prudent mining obligations as required by the parties' contract. Through this 1997 arbitration, CILCO sought damages for the period 1993-1997, and confirmation of CILCO's right to terminate the contract. In addition, CILCO sought reimbursement of the attorneys' fees and costs charged by Freeman for such arbitration. By a counterclaim, Freeman sought to recover BTU premium adjustments of $2.3 million for coal delivered over the period 1994-1998. On July 27, 2000, the arbitration panel ruled that CILCO was entitled to damages of $1,950,000 and to a refund of the attorneys' fees and costs charged by Freeman to CILCO for such arbitration. The arbitration panel denied CILCO's request to terminate the contract and Freeman's request for BTU premium adjustments.

On October 24, 2000, CILCO commenced another arbitration against Freeman seeking damages alleging that Freeman failed to perform its prudent mining obligations as required by the contract over the period 1998 through the present. In this arbitration, CILCO also seeks to obtain credits for overcharges and to enforce its audit rights under the contract. CILCO cannot at this time predict the ultimate outcome of this current arbitration or whether its resolution will have a material impact on CILCO's operating results.

At the same time that CILCO filed its arbitration claim against Freeman on October 24, 2000, CILCO also gave notice of default to Freeman advising it of CILCO's intent to terminate the coal contract unless Freeman cured its defaults, which related primarily to the effect of Freeman's mining practices on the cost of coal purchased by CILCO. During the contractual cure period, Freeman represented that it had made changes at the mine to improve productivity which would result in the reduction of mining costs. In reliance on Freeman's representations that costs will drop, CILCO withdrew its notice of termination.

The acid rain provisions of the Clean Air Act Amendments of 1990 (Amendments) require additional sulfur dioxide (SO2) and nitrogen oxide (NOx) emission reductions at CILCO's generating facilities. CILCO's facilities were exempt from Phase I of the Amendments due to previous emission reductions, but are subject to Phase II of the Amendments, which required further emission reductions beginning in the year 2000.

The U.S. Environmental Protection Agency (USEPA) has issued a State Implementation Plan (SIP) Call to Illinois under Title I of the Amendments requiring additional NOx emission reductions from CILCO's coal-fired power plants beginning May 31, 2004, to reduce the long-range transport of emissions. Each of CILCO's generating units would be allowed a targeted amount of NOx emissions during the peak ozone months of May through September. This SIP Call is currently being litigated. The Illinois Environmental Protection Agency (IEPA) has adopted rules implementing the requirement for NOx emission reduction pending the outcome of the litigation. These rules will become effective on May 1, 2003, and will continue until the USEPA SIP Call is implemented beginning May 31, 2004. This rulemaking will meet state obligations for SIP compliance in areas of the state that do not attain air quality standards. CILCO's capital expenditures to meet the NOx emission requirements could total $80 million by 2003.

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

CILCO's present environmental compliance strategy includes use of an existing SO2 scrubber, fuel blending and SO2 allowance purchases to meet Phase II SO2 emissions targets, and combustion control modifications to meet Phase II NOx emissions targets.
The USEPA established SO2 emission allowance reserves for power plants in Phase II. Allowances are transferable to third parties at market prices. The cost of purchased SO2 allowances may be recovered from customers through the fuel adjustment clause and has been incorporated into the fuel purchase program. (See Item
1. Business of CILCO - Electric Fuel and Purchased Gas Adjustment Clauses.) CILCO is purchasing additional allowances to meet its annual SO2 tonnage cap. Under this strategy, CILCO's generating units will not require additional SO2 scrubbers, but will require some fuel blending.

CILCO intends to close one of its ash ponds (CILCO Ash Pond I) located in Canton, Illinois. In preparing for the ash pond closure, CILCO has contacted the IEPA to address the requirements of the applicable landfill regulations. CILCO is asking the IEPA to determine that Part 814, Subpart E, should be adopted as adjusted standards applicable to CILCO's Ash Pond I. In conjunction with this relief, CILCO proposes to concurrently seek an adjusted standard from the groundwater regulations, 35 IAC,
Part 620. CILCO has not determined the ultimate extent of the cost associated with fulfilling these requirements.

CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both its coal-fired generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store and manage this by-product.

Various initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels.
The USEPA is currently drafting
regulations regarding mercury emissions. The draft is due to be issued by 2003 with final regulation due by 2004. Reductions of emissions below historical levels could require significant capital outlays or material increases in annual operating expenses.

Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party under federal or state environmental laws governing waste storage or disposal.

CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within its present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation work at one of the four sites was substantially completed in 1991. Based on the operation of a groundwater collection system and other controls, CILCO received a "No Further Remediation" letter for this site in 1999. A remedial action plan for the second site was determined during 1997 and site remediation was completed in 1998. CILCO also received a "No Further Remediation" letter for the second site in 2000. An environmental site assessment and an investigative sampling plan of the third site were completed in 1999. Further work on the third site is planned for 2001. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the remaining two sites, pending further studies.

In 2000, CILCO spent approximately $1 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $2.1 million liability is recorded on the balance sheet, representing its minimum obligation expected for coal tar investigation and remediation. Coal tar remediation costs incurred through December 2000, less amounts recovered from customers, have been deferred as a regulatory liability of $102,000 on the Balance Sheet.

Through December 31, 2000, CILCO has recovered approximately $7.9 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from electric retail customers through the fuel adjustment clause (FAC). Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999. CILCO's FAC allowed it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the Illinois Commerce Commission
(ICC) approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, to avoid the potential loss of purchased power cost recovery from customers eligible to choose their electricity supplier on October 1, 1999, CILCO requested and received ICC permission to charge the larger industrial and commercial customers their share of this underrecovery in a single month. These customers could elect to pay over a period of up to 12 months after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense; thus, the cost of fuel increased in 2000 compared to 1999. Recovery of the fuel and purchased power costs from all customer classes was completed during 2000.

In early 2000, the ICC began its annual review of the previous year's FAC collections. An ICC Hearing Examiner conducted hearings throughout 2000. Testimony was filed by CILCO, the ICC staff and parties who had intervened in the proceeding and was followed by cross-examination of witnesses. ICC staff and intervenors had recommended during these hearings that up to $22.4 million be refunded to CILCO's customers. On November 6, 2000, the ICC Hearing Examiner issued a Proposed Order recommending that $3.4 million be refunded to CILCO's customers.

At its meeting on December 20, 2000, the ICC issued an order that modified the Hearing Examiner's Proposed Order. The December 20 ICC pronouncement ordered CILCO to refund $20.9 million to customers in addition to the $3.4 million proposed by the Hearing Examiner. These refunds would have been made by adjusting the February 2001 FAC recovery factor and continuing the adjustment in subsequent months until the entire amount was refunded to customers. CILCO strongly disagrees with the ICC order and believes, among other things, that it conflicts with federal law. The Federal Energy Regulatory Commission (FERC) previously reached a different conclusion with respect to the issues giving rise to the $20.9 million refund. The ICC's order fails to recognize the preemptive jurisdiction of FERC. The ICC's order to refund $20.9 million also results in a duplication of a portion of the Hearing Examiner's previously recommended $3.4 million refund. CILCO petitioned the ICC for a rehearing and a stay of the refund order. The ICC has granted CILCO's request for a rehearing and stayed the refund order. The ICC must issue an order on the rehearing by July 7, 2001. If the ICC's order disallowing the additional $20.9 million of costs is ultimately upheld, the effect on the results of operations of CILCORP and CILCO would be material.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of
California.   In December 2000, the two customers filed
counterclaims against QST Energy, alleging fraud, negligent misrepresentations and deceit. QST Energy has filed a Motion to Dismiss these counterclaims. The court has not yet ruled on this motion. The final pre-trial is scheduled for April 10, 2001. Trial is scheduled to commence on May 7, 2001. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers and to vigorously defend against the counterclaims. The accounts receivable reflected in CILCORP's consolidated balance sheet at December 31, 2000, for these two customers, totaled $13 million, excluding interest of approximately $2.7 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

NOTE 8 - LEASES

The Company and its subsidiaries lease certain equipment, buildings and other facilities under capital and operating leases. Several of the operating leases provide that the Company pay taxes, maintenance, and other occupancy costs applicable to these premises.

Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 2000, are $7.3 million in total. Payments due during the years ending December 31, 2001, through December 31, 2005, are $2.9 million, $2.0 million, $1.1 million, $.5 million and $.4 million, respectively.


NOTE 9 - ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. Gains and losses arising from derivative financial instrument transactions which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity. If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized. If a derivative financial instrument contract is terminated early for other economic reasons, any gain or loss as of the termination date is deferred and recorded concurrently with the related purchase and sale of natural gas and electricity. CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The net gain/loss reflected in operating results from derivative financial instruments for the year ended December 31, 2000, was a $696,072 gain for natural gas (included in Gas Purchased for Resale) and a $561,629 loss for electricity (included in Fuel for Generation and Purchased Power). The loss for electricity reflects a purchase accounting adjustment for the mark-to-market loss on open electricity futures positions as of October 18, 1999, the date of acquisition of CILCORP by AES. The purchase accounting adjustment was a $1.8 million credit related to electricity futures that settled in the second and third quarters of 2000.

As of December 31, 2000, CILCORP had fixed-price derivative financial instruments representing hedges of natural gas sales of 830,000 mmBtu/or 0.8 Bcf for commitments through December 2001. The net deferred gain and carrying amount on these fixed-price derivatives at December 31, 2000, was approximately $2,764,380.

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

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" (SFAS 138). This amendment to SFAS 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the assets being sold or purchased is probable. This amendment has substantially reduced the scope of SFAS 133 implementation efforts by the Company. Based on the Company's understanding of the amended normal purchases and sales exception, it has not expected SFAS 133 to have a significant impact on its financial position or results of operations. Recently, however, a number of issues have arisen in the industry with regard to whether or not certain power contracts fall within the scope of SFAS 133. These issues are expected to be addressed by the SFAS 133 task force of the FASB in 2001.

The Company has determined that the majority of contracts in place at December 31, 2000, fall under the normal purchase and sale exception of SFAS 133 (as expanded by SFAS 138). The FASB could, however, later determine that certain types of contracts the Company regularly enters into do not meet the criteria for exception from SFAS 133. At such time, the Company would have to reassess certain contracts. For those contracts that the Company has determined fall under the requirements of SFAS 133, the criteria for hedge accounting has been met.

On January 1, 2001, the Company adopted SFAS 133 and recorded
$2.8 million in Other Comprehensive Income as a cumulative transition adjustment for derivatives designated as cash flow hedges.

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

2000
For the Three Months Ended      March 31  June 30  Sept. 30  Dec. 31
                                            (In thousands)

Revenue                         $171,123 $143,633  $179,895 $228,863
Income (loss) before
  income taxes                    10,151   (3,917)    8,711    6,820
Income taxes                       4,442     (988)    3,937    2,989

Net income (loss)               $  5,709 $ (2,929) $  4,774 $  3,831




1999                           Jan. 1    April 1   July 1    Oct. 1  Oct. 19
For the Periods                  to        to        to        to      to
                               March 31  June 30   Sept. 30  Oct.18  Dec. 31
                                                (In thousands)
Revenue                        $168,238 $120,267 $155,531  $ 16,225  $120,589
Income (loss) from continuing
  operations before income
  taxes                          18,656    2,150   (4,604)  (14,402)   (1,483)
Income taxes                      6,049    1,066   (2,247)   (3,755)     (951)
Net income (loss) from
  continuing operations          12,607    1,084   (2,357)  (10,647)     (532)
Gain (loss) from operations of
  discontinued business,
  net of tax of $45, $(266),
  $(140)                             28     (435)      --        --      (213)

      Net income (loss)        $ 12,635 $    649 $ (2,357) $(10,647) $   (745)


NOTE 12 - RETAINED EARNINGS

The Bond Indenture for CILCORP's 8.7% (due 2009) and 9.375% (due
2029) senior notes provides that CILCORP may pay dividends or make other distributions on its capital stock only if it has an assigned rating on its long-term secured debt of at least BB+ from Standard & Poor's, at least Baa2 from Moody's and at least BBB from Duff & Phelps. If the assigned ratings are lower, CILCORP must satisfy a leverage ratio and an interest coverage ratio test of .67 to 1 and 2.0 to 1, respectively. CILCORP's long-term secured debt currently meets these rating requirements.


NOTE 13 - LEVERAGED LEASE INVESTMENTS

At December 31, 2000, the Company, through subsidiaries of CILCORP Investment Management Inc. (CIM), was a lessor in eight leveraged lease arrangements under which mining equipment, electric production facilities, warehouses, office buildings, passenger railway equipment and an aircraft are leased to third parties. In January 2001, the mining equipment lease expired, and the equipment was sold. The economic lives and lease terms vary with the leases. CIM's share of total equipment and facilities cost was approximately $350 million at December 31, 2000, and 1999.

The cost of the equipment and facilities owned by CIM is partially financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of a lessee default, an assignment of rents due under the leases and a security interest in the leased property. Such debt amounted to $219 million at December 31, 2000, and $227 million at December 31, 1999. Leveraged lease residual value assumptions, which are conservative in relation to independently appraised residual values of the lease portfolio, are tested on a periodic basis.

CIM's net investment in leveraged leases at December 31, 2000, and 1999, is shown below:

                                           2000        1999
                                            (In thousands)
Minimum lease payments receivable        $123,437    $132,255
Estimated residual value                   87,557      87,557
Less:  Unearned income                     70,058      76,115
                                         --------    --------
Investment in lease financing receivables 140,936     143,697
Less:  Deferred taxes arising from
  leveraged leases                        106,216     105,625
                                         --------    --------
  Net investment in leveraged leases     $ 34,720    $ 38,072
                                         ========    ========

NOTE 14 - QST ENTERPRISES DISCONTINUED OPERATIONS

QST Enterprises Inc. (QST Enterprises) and QST Energy Inc. (QST Energy) ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond, and accordingly, recorded loss provisions for the discontinued energy operations in 1998. The results of QST Enterprises and its past and present subsidiaries - QST Communications Inc., QST Environmental Inc. and QST Energy - are reported in 2000 and prior periods as discontinued operations.


NOTE 15 - CILCORP SHAREHOLDER RETURN INCENTIVE COMPENSATION PLAN

Under the Company's Shareholder Return Incentive Compensation Plan (the Plan), eligible key employees of the Company and its subsidiaries were entitled to receive shares of the Company's common stock based on a performance methodology established and periodically amended by the Compensation Committee of the Company's Board of Directors. During 1997, 350,000 fully-vested performance shares were distributed. Such shares were convertible into common stock with the number of shares received based upon the market price of common stock at the exercise date.

The compensation expense recognized under this Plan, based on the provisions of Statement of Financial Accounting Standards No. 123, (SFAS 123) was $4.9 million and $1.75 million in 1999 and 1998, respectively, based upon the Black-Scholes option-pricing model and the stock price. The Plan was terminated in 1999 in connection with the acquisition by AES.

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

The financial statements have been audited by CILCO's independent public accountants, Deloitte & Touche LLP. Their audit was conducted in accordance with generally accepted auditing standards and included an assessment of selected internal accounting controls only to determine the scope of their audit procedures. The report of the independent public accountants is contained in this Form 10-K annual report.




                                    R. J. Sprowls
                                    Vice President




                                    T. D. Hutchinson
                                    Chief Financial Officer
                                    and Controller

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholder of
Central Illinois Light Company
Peoria, Illinois

We have audited the accompanying consolidated balance sheet of Central Illinois Light Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholder's equity, cash flows, and statements of segments of business for the year then ended. Our audit also included the financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2000 consolidated financial statements present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 19, 2001

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of Central Illinois Light Company:

We have audited the accompanying consolidated balance sheet of Central Illinois Light Company (an Illinois corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of income, cash flows, segments of business, and retained earnings for the years ended December 31, 1999, and 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999, and 1998, in conformity with accounting principles generally accepted in the United States.

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



                                     ARTHUR ANDERSEN LLP
Chicago, Illinois
January 28, 2000

                 Central Illinois Light Company
                Consolidated Statements of Income

For the Years Ended December 31           2000      1999      1998
                                              (In thousands)
Operating Revenues:
Electric                                $398,836  $372,714  $360,009
Gas                                      237,654   180,760   172,327
                                        --------  --------  --------
     Total Operating Revenues            636,490   553,474   532,336
                                        --------  --------  --------
Operating Expenses:
Cost of Fuel                             115,310    77,748    94,490
Cost of Gas                              152,906    99,293    93,586
Purchased Power                           47,388    60,251    29,568
Other Operations and Maintenance         109,574   153,885   118,707
Depreciation and Amortization             69,405    66,686    65,273
Income Taxes                              29,878    11,276    25,088
State and Local Taxes on Revenue          27,589    26,930    26,502
Other Taxes                               11,693    13,335    11,407
                                        --------  --------  --------
     Total Operating Expenses            563,743   509,404   464,621
                                        --------  --------  --------
Operating Income                          72,747    44,070    67,715
                                        --------  --------  --------
Other Income and Deductions:
Company-owned Life Insurance, Net         (1,221)   (1,037)   (1,013)
Other, Net                                  (619)     (558)      274
                                        --------  --------  --------
     Total Other Income and (Deductions)  (1,840)   (1,595)     (739)
                                        --------  --------  --------
Income Before Interest Expenses           70,907    42,475    66,976
                                        --------  --------  --------
Interest Expenses:
Interest on Long-term Debt                17,516    19,234    19,498
Cost of Borrowed Funds Capitalized          (533)     (158)      (34)
Other                                      6,147     4,150     3,277
                                        --------  --------  --------
     Total Interest Expenses              23,130    23,226    22,741
                                        --------  --------  --------
Net Income Before Preferred Dividends     47,777    19,249    44,235

Dividends on Preferred Stock               2,977     3,208     3,194
                                        --------  --------  --------
Net Income Available for Common Stock   $ 44,800  $ 16,041  $ 41,041
                                        --------  --------  --------
Other Comprehensive Income                  (915)      785      (169)
Comprehensive Income                    $ 43,885  $ 16,826  $ 40,872
                                        ========  ========  ========

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
                   Consolidated Balance Sheets
                             Assets
As of December 31                                  2000         1999
                                                     (In thousands)
Utility Plant, At Original Cost:
  Electric                                      $1,305,115   $1,263,190
  Gas                                              442,076      431,887
                                                ----------   ----------
                                                 1,747,191    1,695,077
  Less-Accumulated Provision for Depreciation      926,091      870,566
                                                ----------   ----------
                                                   821,100      824,511
Construction Work in Progress                       29,213       38,068
                                                ----------   ----------
    Total Utility Plant                            850,313      862,579
                                                ----------   ----------
Other Property and Investments:
Cash Surrender Value of Company-owned Life
  Insurance (Net of Related Policy Loans of
  $59,292 in 2000 and $53,558 in 1999)               3,497        3,106
Other                                                1,161        1,179
                                                ----------   ----------
    Total Other Property and Investments             4,658        4,285
                                                ----------   ----------
Current Assets:
Cash and Temporary Cash Investments                  8,777        8,548
Receivables, Less Reserves of $1,343 and $1,296     60,148       42,410
Accrued Unbilled Revenue                            64,339       35,071
Fuel, at Average Cost                               13,995       14,392
Materials and Supplies, at Average Cost             15,807       15,967
Gas in Underground Storage, at Average Cost         28,413       21,196
Prepaid Taxes                                        5,588        6,165
FAC Underrecoveries                                  1,153       12,024
PGA Underrecoveries                                 19,685        3,578
Other                                                5,556        5,276
                                                ----------   ----------
    Total Current Assets                           223,461      164,627
                                                ----------   ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt                  2,691        2,941
Unamortized Debt Expense                             1,427        1,552
Prepaid Pension Cost                                   229          259
Other                                               24,661       20,037
                                                ----------   ----------
    Total Deferred Debits                           29,008       24,789
                                                ----------   ----------
Total Assets                                    $1,107,440   $1,056,280
                                                ==========   ==========

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
                   Consolidated Balance Sheets
                 Capitalization and Liabilities
As of December 31                                   2000         1999
                                                     (In thousands)
Capitalization:
Common Shareholder's Equity:
  Common Stock, No Par Value; Authorized
    20,000,000 Shares; Outstanding
    13,563,871 Shares                           $  185,661   $  185,661
  Additional Paid in Capital                        27,000       27,000
  Retained Earnings                                140,364      121,564
  Accumulated Other Comprehensive Income              (975)         (60)
                                                ----------   ----------
    Total Common Shareholder's Equity              352,050      334,165

Preferred Stock Without Mandatory Redemption        19,120       44,120
Preferred Stock With Mandatory Redemption           22,000       22,000
Long-term Debt                                     245,482      237,934
                                                ----------   ----------
    Total Capitalization                           638,652      638,219
                                                ----------   ----------
Current Liabilities:
Current Maturities of Long-Term Debt                    --       30,000
Notes Payable                                       67,300       46,900
Accounts Payable                                    96,315       35,859
Accrued Taxes                                       25,512       25,520
Accrued Interest                                     8,889        9,485
Other                                                6,221        5,797
                                                ----------   ----------
    Total Current Liabilities                      204,237      153,561
                                                ----------   ----------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes                  123,611      136,077
Regulatory Liability                                42,752       31,367
Investment Tax Credits                              16,159       17,792
Capital Lease Obligation                               616        1,183
Other                                               81,413       78,081
                                                ----------   ----------
    Total Deferred Liabilities and Credits         264,551      264,500
                                                ----------   ----------
Total Capitalization and Liabilities            $1,107,440   $1,056,280
                                                ==========   ==========

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
              Consolidated Statements of Cash Flows
For the Years Ended December 31               2000      1999     1998
                                                  (In thousands)
Cash Flows from Operating Activities:
Net Income Before Extraordinary Item
  And Preferred Dividends                  $ 47,777  $ 19,249  $ 44,235
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization            69,405    67,191    65,986
    Deferred Taxes, Investment Tax
      Credits and Regulatory Liability,
      Net                                    (2,715)  (22,307)   (7,690)
    Decrease(Increase) in Accounts
      Receivable                            (17,738)   (6,643)    8,328
    (Increase)in Fuel,
      Materials and Supplies, and Gas
      in Underground Storage                 (6,659)   (2,569)   (5,368)
    (Increase) in Unbilled Revenue          (29,268)   (3,756)      (67)
    Increase(Decrease) in Accounts
      Payable                                60,455   (17,400)    8,416
    Increase(Decrease) in Accrued Taxes
      and Interest                             (604)   18,308     4,870
    Capital Lease Payments                      645       645       645
    (Increase)in Other Current
      Assets                                 (4,939)  (18,152)   (1,372)
    Increase(Decrease) in Other Current
      Liabilities                               425    (1,288)   (1,627)
    (Increase)Decrease in Other
      Non-Current Assets                     (2,799)   (1,913)    2,328
    Increase in Other Non-Current
      Liabilities                             3,412    34,403     3,571
                                           --------  --------  --------
      Net Cash Provided by Operating
        Activities                          117,397    65,768   122,255
                                           --------  --------  --------
Cash Flows from Investing Activities:
  Capital Expenditures                      (55,532)  (55,135)  (67,102)
  Cost of Equity Funds Capitalized               --        --        --
  Other                                      (4,914)   (3,081)   (5,817)
                                           --------  --------  --------
      Net Cash Used in Investing
        Activities                          (60,446)  (58,216)  (72,919)
                                           --------  --------  --------
Cash Flows from Financing Activities:
  Common Dividends Paid                     (26,000)  (29,813)  (53,483)
  Preferred Dividends Paid                   (2,977)   (3,208)   (3,194)
  Long-Term Debt Retired                    (30,500)       --   (10,650)
  Long-Term Debt Issued                       8,000        --        --
  Preferred Stock Retired                   (25,000)       --        --
  Payments on Capital Lease Obligation         (645)     (645)     (645)
  Increase in Short-Term
    Borrowing                                20,400     6,300    19,300
  Additional Paid in Capital                     --    27,000        --
                                           --------  --------  --------

                               100

      Net Cash Used in
        Financing Activities                (56,722)     (366)  (48,672)
                                           --------  --------  --------
Net Increase(Decrease) in Cash and
  Temporary Cash Investments                    229     7,186       664
Cash and Temporary Cash Investments at
  Beginning of Year                           8,548     1,362       698
                                           --------  --------  --------
Cash and Temporary Cash Investments at
  December 31                              $  8,777  $  8,548  $  1,362
                                           ========  ========  ========

Supplemental Disclosures of Cash Flow
  Information:
Cash Paid During the Period for:
  Interest (Net of Cost of Borrowed
    Funds Capitalized)                     $ 23,922  $ 23,870  $ 23,200

  Income Taxes                             $ 45,498  $ 19,308  $ 30,421

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
               Statements of Segments of Business

                                            2000
                             CILCO      CILCO     CILCO      Total
                            Electric     Gas      Other      CILCO
                                        (In thousands)
Revenues                    $398,836   $237,654  $ 47,807  $  684,297
Interest Income                   --         --       547         547
                            --------   --------  --------  ----------
     Total                   398,836    237,654    48,354     684,844
                            --------   --------  --------  ----------
Operating Expenses           269,742    194,718    52,624     517,084
Depreciation and
  Amortization                48,404     21,001        --      69,405
                            --------   --------  --------  ----------
     Total                   318,146    215,719    52,624     586,489
                            --------   --------  --------  ----------
Interest Expense              16,895      6,768        --      23,663
Preferred Stock Dividends         --         --     2,977       2,977
Fixed Charges and Other
  Expenses                      (533)        --     1,221         688
                            --------   --------  --------  ----------
     Total                    16,362      6,768     4,198      27,328
                            --------   --------  --------  ----------
Income from Continuing
  Operations Before Income
  Taxes                       64,328     15,167    (8,468)     71,027

Income Taxes                  23,448      6,430    (3,651)     26,227
                            --------   --------  --------  ----------
Segment Net Income          $ 40,880   $  8,737  $ (4,817) $   44,800
                            ========   ========  ========  ==========

Capital Expenditures        $ 41,366   $ 14,166  $     --  $   55,532

Revenue from major customer
  Caterpillar Inc.          $ 42,961   $  1,448  $    292  $   44,701

Segment Assets              $769,138   $332,855  $  5,447  $1,107,440

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
               Statements of Segments of Business

                                              1999
                             CILCO      CILCO     CILCO       Total
                            Electric     Gas      Other       CILCO
                                          (In thousands)
Revenues                    $372,714   $180,760   $ 5,399  $  558,873
Interest Income                   --         --       225         225
                            --------   --------   -------  ----------
     Total                   372,714    180,760     5,624     559,098
                            --------   --------   -------  ----------
Operating Expenses           278,497    152,945     8,578     440,020
Depreciation and
  Amortization                47,070     19,616       505      67,191
                            --------   --------   -------  ----------
     Total                   325,567    172,561     9,083     507,211
                            --------   --------   -------  ----------
Interest Expense              16,743      6,641        --      23,384
Preferred Stock Dividends         --         --     3,208       3,208
Fixed Charges and Other
  Expenses                      (157)        (1)    1,037         879
                            --------   --------   -------  ----------
     Total                    16,586      6,640     4,245      27,471
                            --------   --------   -------  ----------
Income from Continuing
  Operations Before Income
  Taxes                       30,561      1,559    (7,704)     24,416

Income Taxes                  10,440        836    (2,901)      8,375
                            --------   --------   -------  ----------
Segment Net Income          $ 20,121   $    723   $(4,803) $   16,041
                            ========   ========   =======  ==========

Capital Expenditures        $ 38,985   $ 16,150   $    --  $   55,135

Revenue from major customer
  Caterpillar Inc.          $ 38,758   $  1,119   $   513  $   40,390

Segment Assets              $759,399   $291,833   $ 5,048  $1,056,280

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
               Statements of Segments of Business

                                             1998
                             CILCO       CILCO    CILCO      Total
                            Electric      Gas     Other      CILCO
                                         (In thousands)
Revenues                    $360,009   $172,327  $  1,864  $  534,200
Interest Income                   --         --       251         251
                            --------   --------  --------  ----------
     Total                   360,009    172,327     2,115     534,451
                            --------   --------  --------  ----------
Operating Expenses           235,801    138,459     3,744     378,004
Depreciation and
  Amortization                46,017     19,256       713      65,986
                            --------   --------  --------  ----------
     Total                   281,818    157,715     4,457     443,990
                            --------   --------  --------  ----------
Interest Expense              16,261      6,514        --      22,775
Preferred Stock Dividends         --         --     3,194       3,194
Fixed Charges and Other
  Expenses                       (34)        --     1,013         979
                            --------   --------  --------  ----------
     Total                    16,227      6,514     4,207      26,948
                            --------   --------  --------  ----------
Income from Continuing
  Operations Before Income
  Taxes                       61,964      8,098    (6,549)     63,513

Income Taxes                  21,645      3,443    (2,616)     22,472
                            --------   --------  --------  ----------
Segment Net Income          $ 40,319   $  4,655  $ (3,933) $   41,041
                            ========   ========  ========  ==========

Capital Expenditures        $ 44,213   $ 22,889  $     --  $   67,102

Revenue from major customer
  Caterpillar Inc.          $ 39,354   $    948  $     88  $   40,390

Segment Assets              $735,436   $283,920  $  5,072  $1,024,428

See Notes to Consolidated Financial Statements.

                 Central Illinois Light Company
          Consolidated Statements of Retained Earnings

For the Years Ended December 31              2000      1999     1998
                                                  (In thousands)
Balance Beginning of Year                  $121,504  $134,470  $147,081
Add:
Other                                            --        20        --
Net Income Before Preferred Dividends        47,777    19,249    44,235
                                           --------  --------  --------
          Total                             169,281   153,739   191,316
                                           --------  --------  --------
Deduct:
Cash Dividends Declared
  Preferred Stock
    $100 Par Value
      4 1/2% Series                             501       501       501
      4.64% Series                              371       371       371
      5.85% Series                            1,287     1,287     1,287
    Auction Rate Series                         818     1,049     1,035
  Common Stock, No Par Value                 26,000    29,812    53,483
                                           --------  --------  --------
          Total Dividends Declared           28,977    33,020    56,677
                                           --------  --------  --------
  Additional Minimum Liability for
    Non-Qualified Pension Plan at
    December 31, 2000, 1999, and 1998
    net of taxes of $(602), $516 and
    $(111), respectively                        915      (785)      169
                                           --------  --------  --------
                                             29,892    32,235    56,846
                                           --------  --------  --------
Balance End of Year                        $139,389  $121,504  $134,470
                                           ========  ========  ========

See Notes to Consolidated Financial Statements.

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

Due to the Customer Choice Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71.
Regulatory assets included on the Consolidated Balance Sheets at December 31, 2000, and 1999 are as follows:

                                                     2000        1999
                                                      (In thousands)
Included in current assets:
  Fuel and gas cost adjustments                    $20,838      $15,602
  Clean air permit fees (included in other)            (47)          12
  Coal tar remediation cost-estimated current
    (included in other)                                715          720
                                                   -------      -------
     Costs included in current assets               21,506       16,334
                                                   -------      -------
Included in other assets:
  Coal tar remediation cost, net of recoveries       1,253          674
  Regulatory tax asset                              19,149        7,334
  Deferred gas costs                                    --        4,368
  Unamortized loss on reacquired debt                2,691        2,941
                                                   -------      -------
     Future costs included in other assets          23,093       15,317
                                                   -------      -------
          Total regulatory assets                  $44,599      $31,651
                                                   =======      =======

Regulatory assets at December 31, 2000, are related to CILCO's regulated electric and gas distribution activities. Regulatory liabilities, consisting of deferred tax items of approximately $42.8 million and $31.4 million at December 31, 2000, and 1999, respectively, and deferred taxes on investment tax credits of approximately $6.4 million and $11.2 million at December 31, 2000, and 1999, respectively, are primarily related to CILCO's electric and gas transmission and distribution operations.

CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 2000, and 1999 were:

                                                    2000        1999
                                                     (In thousands)
Property, Plant and Equipment                    $ 543,004    $ 538,316
Less:  Accumulated Depreciation                    295,849      284,201
                                                 ---------    ---------
                                                   247,155      254,115
Construction Work in Progress                        4,994        9,215
                                                 ---------    ---------
  Net Property, Plant and Equipment                252,149      263,330
Fuel, at Average Cost                               13,995       14,392
Materials and Supplies, at Average Cost             10,514       10,723
                                                 ---------    ---------
Total Identifiable Electric Generation
  Assets                                         $ 276,658    $ 288,445
                                                 =========    =========

Accumulated deferred income taxes associated with electric generation property at December 31, 2000, and 1999 were approximately $67 million and $72 million, respectively, and investment tax credits were approximately $6.1 million and $6.8 million at December 31, 2000, and 1999, respectively.


UTILITY OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year-end. Substantially all electric energy rates and gas system sales rates of CILCO include a fuel adjustment clause and a purchased gas adjustment clause, respectively. These clauses provide for the recovery of changes in electric fuel costs, excluding coal transportation, and changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of fuel and cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the balance sheets as a current asset or current liability (see Regulation, above) and adjusted by refunds or collections through future billings to customers. For further discussion, see Item
1. Business of CILCO - Electric Fuel and Purchased Gas Adjustment
Clauses.


CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 2000, CILCO had net receivables of $60.1 million, of which approximately $2.1 million was due from its major customer.


TRANSACTIONS WITH AFFILIATES

CILCO, which is a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. Also, beginning in 1997, CILCO sold natural gas to its affiliate CESI, in conjunction with CESI's gas marketing program. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs, except for shareholder-related costs which are based on the relative equity percentages of CILCORP and its subsidiary corporations. A return on CILCO assets used by CILCORP and its other subsidiaries
is also calculated and billed monthly.   Total billings to
CILCORP and its other subsidiaries amounted to $12.0 million, $14.0 million, and $11.6 million in 2000, 1999, and 1998, respectively.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximates fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $21.6 million at December 31, 2000, and $19.9 million at December 31, 1999, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of CILCO's Long-Term Debt, including current maturities, was $249.2 million at December 31, 2000, and $268.0 million at December 31, 1999. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the regulated portions of CILCO's business. See CILCO Note 9 for fair value of derivative financial instruments.


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense. In accordance with the FERC formula, the composite AFUDC rates used in 2000, 1999, and 1998 were 6.9%, 5.9%, and 5.9%, respectively.


DEPRECIATION AND MAINTENANCE

Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.7%, 3.8% and 3.8% for electric for 2000, 1999 and 1998, respectively, and 4.6 % for gas, for each of the last three years. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.


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


COMPANY-OWNED LIFE INSURANCE POLICIES

The following amounts related to Company-owned life insurance contracts, issued by one major insurance company, are recorded on the Consolidated Balance Sheets:

                                         2000         1999
                                          (In thousands)
Cash surrender value of contracts      $ 62,789     $ 56,664
Borrowings against contracts            (59,292)     (53,558)
                                       --------     --------
  Net investment                       $  3,497     $  3,106
                                       ========     ========

Interest expense related to borrowings against Company-owned life insurance, included in Company-owned Life Insurance, Net on the Consolidated Statements of Income, was $4.3 million, $4 million, and $3.6 million for 2000, 1999, and 1998, respectively.

NOTE 2 - INCOME TAXES

CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of AFUDC and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 2000 and 1999 were as follows:

December 31                                  2000        1999
                                              (In thousands)
Deferred Tax Asset-non-property            $ 13,660     $ 26,823
Deferred Tax Liability-property             137,271      162,900
                                           --------     --------
Accumulated Deferred Income Tax
  Liability, Net of Deferred Tax Assets    $123,611     $136,077
                                           ========     ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the income statement for the period:

December 31                                      2000      1999     1998
                                                     (In thousands)
Net change in deferred income tax liability
  per above table                              $(12,466) $ (5,669) $ 2,472
Change in tax effects of income tax related
  regulatory assets and liabilities                (430)  (16,590)  (8,606)
Other                                               601      (516)     111
                                               --------  --------  -------
Deferred income tax expense (benefit) for
  the period                                   $(12,295) $(22,775) $(6,023)
                                               ========  ========  =======

Income tax expenses were as follows:

Years Ended December 31                       2000      1999     1998
                                                   (In thousands)
Current income taxes
Federal                                    $ 35,844   $29,615   $26,278
State                                         7,418     5,805     6,260
                                           --------   -------   -------
  Total operating current taxes              43,262    35,420    32,538
                                           --------   -------   -------
Deferred operating income taxes, net
Depreciation and amortization                 1,743    (1,089)     (955)
Repair allowance                             (3,899)   (1,121)      158
Capitalized overhead costs                     (783)     (789)     (783)
Removal costs                               (11,356)   (6,444)   (3,189)
Gas storage field                              (788)    1,996    (1,681)
Taxable salvage                               1,112       394       599
Environmental remediation costs                 464       317        55
Pension expense                              (2,065)   (9,925)      869
Other                                         3,821    (5,825)     (856)
                                           --------   -------   -------
  Total operating deferred income
    taxes, net                              (11,751)  (22,486)   (5,783)
Investment tax credit amortization           (1,633)   (1,658)   (1,667)
                                           --------   -------   -------
Total operating income taxes                 29,878    11,276    25,088
Income tax reduction for disallowed
  plant costs                                   123       123       133
Other, net                                   (3,773)   (3,023)   (2,749)
                                           --------   -------   -------
Total income taxes                         $ 26,228   $ 8,376   $22,472
                                           ========   =======   =======

Total operating deferred income taxes, net, includes deferred state income taxes of $(863,799), $(3,162,000), and $(848,000)
for 2000, 1999, and 1998, respectively. Other, net, includes deferred state income taxes of $(99,000), $(52,000), and $(43,000) for 2000, 1999, and 1998, respectively.

The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate:

                                              2000      1999      1998
Statutory federal income tax rate             35.0%     35.0%     35.0%
                                              ====      ====      ====
Amortization of property-related deferred
  taxes provided at tax rates in excess of
  the current rate                            (1.8)      2.8      (2.7)
Amortization of investment tax credit         (2.3)     (6.8)     (2.6)
Company-owned life insurance                  (1.5)     (4.4)     (1.4)
State income taxes                             4.6       0.7       5.2
Preferred dividends and other permanent
  differences                                  2.8       6.0       2.1
Other differences                              0.1       1.0      (0.1)
                                              ----      ----      ----
  Total                                        1.9      (0.7)      0.5
                                              ----      ----      ----
Effective income tax rate                     36.9%     34.3%     35.5%
                                              ====      ====      ====

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS


POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $1.6 million and $1.3 million at December 31, 2000, and 1999, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.


PENSION BENEFITS

Substantially all of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:

                                     2000     1999       1998
                                         (In thousands)
Operating expenses                 $(5,585)  $25,544     $(893)
Utility plant and other                 --        --         6
                                   -------   -------     -----
  Net pension costs (income)       $(5,585)  $25,544     $(887)
                                   =======   =======     =====

The components of net periodic benefit costs follow:

                                             2000       1999      1998
                                                  (In thousands)
Service cost                              $  3,320   $  4,721  $  5,410
Interest cost                               21,504     19,797    19,024
Expected return on plan assets             (30,212)   (26,982)  (25,304)
Amortization of transition asset              (888)      (888)     (888)
Amortization of past service cost            1,055      1,049     1,068
Recognized actuarial gain                   (4,074)      (791)     (197)
Loss recognized due to curtailment and
  special termination benefits               3,710     28,638        --
                                          --------   --------  --------
Net benefit cost (income)                 $ (5,585)  $ 25,544  $   (887)
                                          ========   ========  ========

During 2000 and 1999, CILCO recognized $3.7 million and
$28.6 million, respectively, of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                          2000         1999
                                           (In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,       $ 281,153    $ 285,646
Service cost                               3,320        4,721
Interest cost                             21,504       19,797
Amendments                                    --       31,774
Actuarial (gain) loss                      7,370      (39,647)
Benefits paid                            (24,165)     (21,138)
                                       ---------    ---------
Benefit obligation at December 31,     $ 289,182    $ 281,153
                                       =========    =========
Change in Plan Assets
Fair value of assets at January 1,     $ 346,515    $ 309,483
Actual return on assets                   (6,065)      57,943
Company contributions                        399          227
Benefits paid                            (24,165)     (21,138)
                                       ---------    ---------
Fair value of assets at December 31,   $ 316,684    $ 346,515
                                       =========    =========

Funded Status at December 31,          $  27,502    $  65,362
Unrecognized net transition asset         (2,235)      (3,123)
Unrecognized actuarial gain              (62,980)    (106,991)
Unrecognized prior service cost            5,240        6,295
                                       ---------    ---------
Net amount recognized                  $ (32,473)   $ (38,457)
                                       =========    =========

Amounts recognized in the statement of financial position consist of:

Accrued benefit liability              $ (34,319)   $ (38,813)
Intangible asset                             229          257
Accumulated other comprehensive income     1,617           99
                                       ---------    ---------
Net amount recognized                  $ (32,473)   $ (38,457)
                                       =========    =========
Assumptions as of December 31,
Discount rate                              7.75%        7.75%
Expected return on plan assets             9.00%        9.00%
Rate of compensation increase              3.50%        3.50%

At December 31, 2000, and 1999, CILCO recognized an additional minimum liability on the balance sheets for a plan in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $5,706, $5,454, and $0, respectively, as of December 31, 2000, and $4,481, $3,797, and $0, respectively, as of
December 31, 1999.


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

Postretirement health care benefit costs were charged as follows:

                                            2000       1999      1998
                                                (In thousands)
Operating expenses                         $ 6,208   $14,656    $3,904
Utility plant and other                      1,783       960     1,260
                                           -------   -------    ------
  Net postretirement health care benefit
    costs                                  $ 7,991   $15,616    $5,164
                                           =======   =======    ======

The components of net periodic benefit costs follow:

                                            2000     1999      1998
                                                (In thousands)
Service cost                             $ 1,480    $ 1,896   $ 1,417
Interest cost                              7,775      6,434     5,371
Expected return on plan assets            (4,551)    (4,488)   (4,388)
Amortization of transition liability       2,858      2,858     2,858
Recognized actuarial gain                     47         --       (94)
Loss recognized due to curtailment and
  special termination benefits               382      8,916        --
                                         -------    -------   -------
Net benefit cost                         $ 7,991    $15,616   $ 5,164
                                         =======    =======   =======

During 2000 and 1999, CILCO recognized $.4 million and
$8.9 million, respectively, of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status follows:

                                           2000        1999
                                            (In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,        $ 96,479     $ 82,316
Service cost                               1,480        1,896
Interest cost                              7,775        6,434
Plan participants' contributions             181           --
Amendments                                    --       11,027
Actuarial loss                             7,205          508
Benefits paid                             (5,908)      (5,702)
                                        --------     --------
Benefit obligation at December 31,      $107,212     $ 96,479
                                        ========     ========
Change in Plan Assets
Fair value of assets at January 1,      $ 55,375     $ 54,393
Actual return on assets                   (2,794)       5,533
Company contributions                      1,251        1,151
Plan participants' contributions             181           --
Benefits paid                             (5,908)      (5,702)
                                        --------     --------
Fair value of assets at December 31,    $ 48,105     $ 55,375
                                        ========     ========

Funded Status at December 31,           $(59,107)    $(41,104)
Unrecognized net transition liability     24,581       27,439
Unrecognized actuarial loss (gain)         8,918       (5,203)
                                        --------     --------
Accrued benefit cost                    $(25,608)    $(18,868)
                                        ========     ========
Assumptions as of December 31,
Discount rate                              7.75%        7.75%
Expected return on plan assets             9.00%        9.00%

For measurement purposes, a 7.2 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to
5.0 percent for 2006 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                 1-Percentage-       1-Percentage-
                                 Point Increase      Point Decrease
                                 --------------      --------------
Effect on total of service and
  interest cost components          $  818             $  (779)
Effect on postretirement benefit
  obligation                        $8,482             $(8,219)

NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for bank lines of credit totaling
$100 million at December 31, 2000, all of which were unused. These lines of credit were maintained by commitment fees ranging from .07 of 1% per annum to .125 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $67.3 million (average interest rate of 7.1%) and $46.9 million (average interest rate of 6.5%) at December 31, 2000, and 1999, respectively.


NOTE 5 - LONG-TERM DEBT

At December 31                            2000         1999
                                           (In thousands)
First Mortgage Bonds
  7 1/2% series due 2007               $ 50,000     $ 50,000
  8 1/5% series due 2022                 65,000       65,000
Medium-Term Notes
  6.82% series due 2003                  25,350       25,350
  6.13% series due 2005                  16,000       16,000
  7.8% series due 2023                   10,000       10,000
  7.73% series due 2025                  20,000       20,000
Pollution Control Refunding Bonds
  6.5% series F due 2010                  5,000        5,000
  6.2% series G due 2012                  1,000        1,000
  6.5% series E due 2018                 14,200       14,200
  5.9% series H due 2023                 32,000       32,000
CILCO Bank Loans
  Hallock Substation Power Modules        3,750           --
  Kickapoo Substation Power Modules       3,750           --
                                       --------     --------
                                        246,050      238,550
Unamortized premium and discount on
  long-term debt, net                      (568)        (616)
                                       --------     --------
     Total CILCO long-term debt        $245,482     $237,934
                                       ========     ========

CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt are $25.4 million for 2003, $7.5 million in 2004, and $16 million for 2005. There are no scheduled maturities of long-term debt for 2002. The remaining maturities of long-term debt of $197.2 million occur in 2007 and beyond.

NOTE 6 - PREFERRED STOCK

At December 31                                   2000         1999
                                                  (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
  Without mandatory redemption 4.50% series
    - 111,264 shares                            $11,126      $11,126
  4.64% series - 79,940 shares                    7,994        7,994
Class A, no par value, authorized 3,500,000
  shares
  Flexible auction rate - 250,000 shares (*)         --       25,000
  With mandatory redemption 5.85% series
    - 220,000 shares                             22,000       22,000
                                                -------      -------
        Total preferred stock                   $41,120      $66,120
                                                =======      =======

(*) Dividend rate at December 31, 2000, was 4.75%. CILCO redeemed the $25 million of auction rate preferred stock in July
2000.

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

The total annual dividend requirement for preferred stock outstanding at December 31, 2000, is $2.2 million.


PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 2000, are as follows:

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


NOTE 8 - LEASES

CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 2000, are $7.0 million in total. Payments due during the years ending December 31, 2001, through December 31, 2005, are $2.6 million, $2.0 million, $1.1 million, $.5 million and $.4 million, respectively.


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

The net gain reflected in operating results from derivative financial instruments was $696,100 for gas (included in Cost of Gas) and a loss of $2,408,300 for electricity (included in Cost of Fuel) for the year 2000. As of December 31, 2000, CILCO had fixed-price derivative financial instruments representing hedges of natural gas sales of 240,000 mmBtu/or 0.24 Bcf for commitments through December 2001. The net deferred gain and carrying amount on these fixed-price derivatives at December 31, 2000, was $358,290.


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

For the Three Months Ended    March 31   June 30  Sept. 30   Dec. 31
                                          (In thousands)
2000
Operating revenue            $156,470   $127,730  $154,621  $197,669
Operating income               19,919     13,800    21,455    17,573
Net income                     14,843      7,765    13,688    11,481

1999
Operating revenue            $157,759   $113,613  $151,545  $130,557
Operating income               18,784      9,768     6,063     9,455
Net income                     12,507      3,683      (339)    3,398



NOTE 12 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 2000, was $4.3 million.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The following text was filed via Form 8-K on June 30, 2000, regarding a change in registrant's certifying accountant for CILCORP Inc. and for Central Illinois Light Company:

                             CILCORP

(a)  Previous Independent Public Accountants

Effective June 30, 2000, the Board of Directors of CILCORP Inc.
(the "Registrant" or "CILCORP") dismissed Arthur Andersen LLP
("Arthur Andersen") as its independent public accountants.

In connection with the audits of CILCORP's financial statements for the two most recent fiscal years and through June 30, 2000, there were no disagreements between CILCORP and Arthur Andersen on any matters of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports on financial statements. Arthur Andersen's reports on CILCORP's financial statements as of December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

Since the beginning of the Registrant's two most recent fiscal years, there have been no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Registrant has provided a copy of this disclosure to Arthur Andersen in compliance with the provisions of Item 304(a)(3) of Regulation S-K and has requested a letter from Arthur Andersen addressed to the Securities and Exchange Commission stating that Arthur Andersen agrees with the statements as set forth above.

A copy of that letter, dated June 30, 2000, is attached as Exhibit A to this Current Report on Form 8-K.

(b)  New Independent Public Accountants

Effective June 30, 2000, the Registrant engaged the accounting firm of Deloitte & Touche LLP as independent public accountants of the Registrant.


                              CILCO

(a)  Previous Independent Public Accountants

Effective June 30, 2000, the Board of Directors of Central
Illinois Light Company (the "Registrant" or "CILCO") dismissed
Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants.

In connection with the audits of CILCO's financial statements for the two most recent fiscal years and through June 30, 2000, there were no disagreements between CILCO and Arthur Andersen on any matters of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports on financial statements. Arthur Andersen's reports on CILCO's financial statements as of December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

Since the beginning of the Registrant's two most recent fiscal years, there have been no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Registrant has provided a copy of this disclosure to Arthur Andersen in compliance with the provisions of Item 304(a)(3) of Regulation S-K and has requested a letter from Arthur Andersen addressed to the Securities and Exchange Commission stating that Arthur Andersen agrees with the statements as set forth above.

A copy of that letter, dated June 30, 2000, is attached as Exhibit B to this Current Report on Form 8-K.

(b)  New Independent Public Accountants

Effective June 30, 2000, the Registrant engaged the accounting firm of Deloitte & Touche LLP as independent public accountants of the Registrant.

                            PART III

Item 10.  Directors and Executive Officers of the Registrants

                             CILCORP
CILCORP Directors

Mark A. Ferrucci
Director of CILCORP since 1999

Mr. Ferrucci is 48 years old and graduated from Delaware Technical and Community College in 1973 with a major in accounting. He is employed by The Corporation Trust Company in Wilmington, Delaware, where he prepares and files charter documents for corporations in the State of Delaware and throughout the United States. Mr. Ferrucci is also responsible for maintaining the good standing of corporations, including preparing and filing their annual reports and franchise tax returns as well as other corporate functions. Mr. Ferrucci has been with the Corporation Trust Company since 1977. CILCORP's bylaws require that one of its directors be independent and not be affiliated with The AES Corporation. The AES Corporation has an agreement with The Corporation Trust Company to provide such an independent director, and Mr. Ferrucci provides CILCORP its independent director. Mr. Ferrucci also is a director of other publicly traded companies, including public utilities.


Lenny M. Lee
Director of CILCORP since 2001

Mr. Lee was born at Kankakee, Illinois, in 1958. He received a bachelor of science degree in chemical engineering from Cornell University in 1980. He joined The AES Corporation in 1988. In 1993, Mr. Lee became general manager of the 650 megawatt Central Termica San Nicolas power generation station in Argentina. In 1995, he moved to Singapore and in 1998 he became group manager of the AES Transpower Group where he was responsible for business development and operations in Australia, Southeast Asia, Korea and Hawaii. In January 2001, Mr. Lee became manager of the AES Great Plains Group in the Central United States. Also in 2001, Mr. Lee assumed the responsibilities of president and director of both CILCORP and CILCO.


Robert J. Sprowls
Director of CILCORP since 2000

Mr. Sprowls was born at Kewanee, Illinois, in 1957. He graduated from Knox College in 1979 with a bachelor of arts degree in economics and business administration. He received a master of business administration degree from Bradley University in 1980 with concentration in the areas of finance and accounting. Mr. Sprowls is a certified public accountant and a certified management accountant. He began his career at CILCO in February of 1982 and has served in many financial positions including being elected CILCO treasurer in 1998 and CILCORP treasurer in 1990. On April 1, 1995, he was elected vice president-strategic services for CILCO and in December 1995 became assistant to the CEO of CILCORP. In August 1996, Mr. Sprowls became vice president and chief financial officer of QST Enterprises Inc. and in April 1997 he became senior vice president and chief financial officer of QST Enterprises Inc. In August 1998, he became vice president and chief financial officer of CILCO. He was promoted to his present position as leader of CILCO's energy delivery business unit in March 1999. Mr. Sprowls is a director of both CILCORP and CILCO and a vice president at both CILCORP and CILCO. He is a member of the board of directors of Goodwill Industries of Central Illinois and the Illinois Energy Association.

CILCORP Officers

The information required by Item 10 relating to CILCORP officers is set forth in Item 4, Executive Officers of CILCORP, in this 10-K.


                              CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 2001 Annual Meeting of Stockholders, to be filed soon with the Commission pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

Item 11.  Executive Compensation

                             CILCORP
                     Executive Compensation

The following table sets forth the five most highly compensated executive officers for the years 2000, 1999 and 1998:


                   SUMMARY COMPENSATION TABLE

                         Annual Compensation       Long Term Compensation

                                               Other   Securities   All
                                               Annual  Underlying  Other
Name and                                       Comp.   Options     Comp.
Principal Position  Year  Salary($) Bonus($)     ($)       (#)(1)  ($)(2)
------------------  ----  --------- --------    ----     -----     -------
Paul D. Stinson (3)  2000  190,000  140,000       926        0     28,450
President            1999  185,000  175,000    71,892    7,369     15,966
                     1998       --       --        --       --         --

Robert J. Sprowls    2000  157,200   75,000        --    2,000      4,353
Vice President (4)   1999  150,997   57,661        --    1,867     57,625
                     1998  150,177  100,000        --       --      8,985

Scott A. Cisel (5)   2000  139,885   32,000        --    1,800      4,197
Vice President       1999  135,954   53,394        --    1,318     55,736
                     1998  133,000   65,208        --       --      5,749

James L. Luckey, III 2000   98,000   50,000       240    1,057     11,270
Vice President (6)   1999   69,000   16,500     3,317    1,453        633
                     1998       --       --        --       --         --

Jerry D. Cagle (7)   2000  105,000   32,000       598    1,071     16,575
Vice President       1999   87,083    7,000     3,030      842      7,441
                     1998       --       --        --       --         --




(1)The number of options shown as compensation as of December
   31, 2000, were for services rendered for 2000. Those stock options were awarded by the Compensation Committee of the AES
   Board of Directors in January 2001.

(2)For Messrs. Stinson, Cagle and Luckey, this column reports contributions by AES to The AES Corporation's Profit-Sharing and Stock Ownership Plan and the Employee Stock Ownership Plan of AES. For Mr. Stinson it also includes allocations to AES's Supplemental Retirement Plan. Specifically, for Mr. Stinson in 2000, the amount contributed to The AES Profit-Sharing and Stock Ownership Plan and Employee Stock Ownership Plan was $20,000, and the amount allocated to the Supplemental Retirement Plan was $8,450. For Messrs. Cagle and Luckey, the amount contributed to The AES Profit-Sharing and Stock Ownership Plan and Employee Stock Ownership Plan was as follows: Mr. Cagle $16,575; and Mr. Luckey $11,270. For Messrs. Cisel and Sprowls, amounts shown in this column represent employer contributions to the CILCO Employees' Savings Plan. For the

   CILCO Employees' Savings Plan, the amounts contributed in 2000 were as follows: Mr. Sprowls $4,353; and Mr. Cisel
   $4,197.

(3)Mr. Stinson is a vice president of The AES Corporation, which owns all the outstanding common stock of CILCORP Inc.
   CILCORP owns all the common stock of Central Illinois Light Company. Mr. Stinson was president of both CILCO and CILCORP until January 26, 2001. In that Mr. Stinson also provided services to The AES Corporation, his salary was allocated among CILCO, CILCORP and AES. Mr. Stinson's salary was determined by The AES Corporation.

(4)Mr. Sprowls is a vice president of CILCORP and is also a vice president of CILCO. The amount noted for his Securities
   Underlying the Options is determined by The AES Corporation.

(5)Mr. Cisel is a vice president of CILCO. The amount noted for his Securities Underlying the Options is determined by The
   AES Corporation.

(6)Mr. Luckey is a vice president of CILCO. The amount noted for his Securities Underlying the Options is determined by The AES Corporation.

(7)Mr. Cagle is a vice president of CILCO. The amount noted for his Securities Underlying the Options is determined by The
   AES Corporation.

Option Grants in Last Fiscal Year

The following table provides information on options granted for 2000 to the named executive officers.

                                 % of Total
                    Number of    Options
                    Securities   Granted
                    Underlying   to all AES  Exercise
                    Options      People      or Base              Grant Date
                    Granted      for Fiscal  Price   Expiration  Present Value
Name                (#) (1)      Year        ($/Sh)    Date         ($) (2)
------------------  -------      -----        ----     ----         -------
Paul D. Stinson           --        --          --           --         --

Robert J. Sprowls      2,000      0.05%      $55.61    01/31/11     70,000

Scott A. Cisel         1,800      0.04%      $55.61    01/31/11     63,000

James L. Luckey, III   1,057      0.03%      $55.61    01/31/11     36,995

Jerry D. Cagle         1,071      0.03%      $55.61    01/31/11     37,485


(1)  All options are for shares of Common Stock of The AES
  Corporation. Options granted for services performed in 2000 were granted at the fair market value on the date of grant, and vest at the rate of 50% per year through January 2003.

(2) The Black-Scholes stock option pricing model was used to value the stock options on the grant date (January 31, 2001). AES's assumptions under this model include an expected volatility of 47.05%, a 5.26% risk free rate of return, no dividends, and a vesting adjustment of 4.5%. The options have 10 year terms and vest at 50% per year. No adjustments were made for non-transferability or risk of forfeiture.

  The use of such amounts and assumptions are not intended to forecast any possible future appreciation of AES's stock price or dividend policy.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End
Option Value

The following table provides information on option exercises in 2000 by the named executive officers and the value of such officers' unexercised options at December 31, 2000.

                                            Number of      Dollar
                                            Securities     Value of
                                            Underlying     Unexercised
                                            Unexercised    In-the-Money
                    Number of               Options at     Options at
                     Shares     Dollar      FY-End         FY-End
                   Acquired on   Value      Exercisable/   Exercisable/
Name                Exercise   Realized (1) Unexercisable  Unexercisable (2)
----                --------   ------------ -------------  -----------------
Paul D. Stinson      102,308   4,296,875        96,193/     3,901,062/
                                                 25,849        705,902

Robert J. Sprowls          0           0           642/        16,953/
                                                  3,092         63,656

Scott A. Cisel             0           0           560/        14,788/
                                                  2,076         43,868

James L. Luckey, III     800      18,300             0/             0/
                                                  3,706         85,996

Jerry D. Cagle         1,600      53,350        14,064/       630,604/
                                                  2,784         74,176


(1) The amounts in this column have been calculated based upon the difference between the fair market value of the securities underlying each stock option on the date of exercise and its exercise price.

(2) The amounts in this column have been calculated based on the difference between the fair market value on December 31, 2000, of $55.3750 per share for each security underlying such stock option and the per share exercise price.

Management Continuity Agreements

The Company has entered into a management continuity agreement with Mr. Cisel. The agreement provides that, in the event of a change in control of CILCORP Inc. (as defined in the agreement) and a subsequent termination of employment within two years of the change in control, CILCORP Inc., or its successor, is obligated to pay termination benefits for a period of up to two years. As a result of the change in control of CILCORP Inc. pertaining to its merger with The AES Corporation on October 18, 1999, the two-year period following said change in control will expire on October 17, 2001. Termination benefits include the continuation of salary, incentive compensation and certain employee benefits. Under the agreement, compensation and benefits are payable for a period not to exceed two years and termination must be involuntary or due to material changes in the terms of employment.

The Company has entered into a retention agreement with Mr. Sprowls. The agreement provides that in the event of a termination of employment prior to the second anniversary of the date of the change in control (as defined in the agreement), but in no event later than April 1, 2006, CILCORP Inc., Central Illinois Light Company, or its successor, is obligated to pay termination benefits. Under the agreement, termination benefits include a base salary continuation payment equal to three times base salary if the termination date is within 12 months following the date of change in control and two times base salary if the termination date falls after the first anniversary of the change in control, but before the second anniversary. Additional benefits are paid for continuation of hospital and medical insurance plans. In order to qualify for the base salary continuation payment, the termination must be involuntary or due to material changes in the terms of employment.


Certain Plans

Benefit Replacement Plan. The Board of Directors has established a Benefit Replacement Plan (the "Benefit Replacement Plan"). The Benefit Replacement Plan provides for payments to participants from the Company's general funds to restore the retirement benefit under the Company's non-contributory Pension Plan for Management, Office and Technical Employees (the "Pension Plan") when such benefit is restricted by (1) the maximum defined benefit limitation of Section 415(b) of the Internal Revenue Code of 1986, as amended (the "Code"), (2) the indexed compensation limitation of Code Section 401(a)(17), and (3) participation in certain of the Company's deferred compensation plans. The Benefit Replacement Plan generally covers all Pension Plan participants affected by these restrictions and provides for payments consistent with the timing and forms as provided by the Pension Plan.

Pension Plan. Pension benefits are provided through the Pension Plan. Pension benefits are determined using a formula based on years of service and highest average rate of monthly earnings for any sixty consecutive month period. The normal retirement age specified in the Pension Plan is age 65. Retirement between the ages of 55 and 62 results in an appropriate reduction in pension benefits.

The following table shows the aggregate annual benefits payable on a straight life annuity basis upon retirement at normal retirement age under the Pension Plan and under the Benefit Replacement Plan discussed above. The amounts shown are not subject to any deduction for Social Security benefits or other offset amounts other than for an optional survivorship provision.

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

The sum of annual and long-term compensation shown for the individuals listed in the above Summary Compensation Table is substantially compensation as covered by the Pension Plan and the Benefit Replacement Plan. At January 2001, the credited years of service under the Pension Plan for such individuals are as follows: R. J. Sprowls - 19 years, S.A. Cisel - 26 years.
Messrs. Stinson, Cagle and Luckey do not participate in the Pension Plan.


Report on Executive Compensation

The Company's executive officer compensation program is modeled after The AES Corporation compensation program.

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

The second area considered in the determination of annual incentive compensation is the individual executive officer's performance with respect to his or her related business responsibilities and/or functional area. Although all aspects of an individual's responsibilities are considered in determining annual incentive compensation, several quantitative measures of annual performance are considered significant, including operating margin improvements, operating reliability, earnings per share contributions, environmental performance, and plant and company-wide safety. The qualitative factors considered significant include business and project development progress, effective strategic planning and implementation, AES company-wide support, understanding of and adherence to AES's values, and community relations and people development.

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

The AES stock option program is used to reward people for the corporate responsibilities they undertake, their performance of those duties and to help them to think and act like owners. All executive officers and approximately 75% of the total people in the AES company located in the United States (approximately 4% of AES people worldwide) participate in this program. Historically, because of differing legal environments in many countries, options had been primarily granted to U.S. people. However, AES has taken steps to incorporate those people who reside outside of the United States into this program by qualifying its stock option plan in each country where AES people currently reside or work, and AES expects the total participation to increase in the future. Stock options are usually granted annually at the fair market value on the date of grant and provide vesting periods to reward people for continued service to AES. The determination of the number of options to be granted to executive officers is based upon the same factors as such officer's annual incentive compensation discussed above, with additional consideration given to the number of options previously granted.

Since 1994, AES has participated in an annual survey conducted by an outside consulting firm which encompasses over 400 public companies. Based in part on the survey results, guidelines were established for suggested ranges of option grants to executive officers as well as the rest of the people at AES. Based on the survey, guideline ranges were established for eligible participants between the 50th and 90th percentile of similar companies. As with annual incentive compensation, the determination of an individual's grant is subjective and, although AES has established suggested guidelines, the grants are not formula-based.

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

Some executive officers also participate in AES's profit sharing plan (or deferred compensation plan for executive officers) on the same terms as all other people at AES, subject to any legal limitations on amounts that may be contributed or benefits that may be payable under the plan. Matching contributions and annual profit sharing contributions are made with the common stock of AES to further encourage long-term performance. In addition, certain individuals at AES participate in AES's supplemental retirement plan, which provides supplemental retirement benefits to "highly compensated employees" (as defined in the Internal Revenue Code) of any amount which would be contributed on such individual's behalf under the profit sharing plan (or the deferred compensation plan for executive officers) but is not so contributed because of the limitations contained in the Internal Revenue Code.

In most cases, AES has taken steps to qualify income paid to any officer as a deductible business expense pursuant to regulations issued by the Internal Revenue Service pursuant to Section 162(m) of the Internal Revenue Code with respect to qualifying compensation paid to executive officers in excess of $1 million. Compensation earned pursuant to the exercise of options granted under AES's former stock option plan (which was discontinued in 1991) is not considered for purposes of the $1 million aggregate limit, and exercises under the 1991 Plan are similarly excluded. AES will continue to consider the implications of qualifying all compensation as a deductible expense under Section 162(m), but retains the discretion to pay bonuses commensurate with an executive officer's contributions to the success to AES, irrespective of whether such amounts are entirely deductible.


                              CILCO

CILCO will soon file with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                             CILCORP
(1) Title of class (2) Name and         (3) Amount and   (4) Percent of class
                       address of           nature of
                       beneficial owner     beneficial
                                            ownership

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

CIM had outstanding debt of $23 million (all to the Holding
Company) at the end of 2000.

Through December 31, 2000, CIM has paid $15.8 million to fund affordable housing commitments, $0.5 million of which was paid during 2000. CIM funded these commitments with cash borrowed from the Holding Company.

CIM has guaranteed the performance of CIM Leasing Inc., CIM Air
Leasing Inc. and CLM Inc. VI (a second tier subsidiary) with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.


                              CILCO

Two members of the Board of Directors of CILCORP Inc. are also members of the Board of Directors of CILCO. The President, one Vice President, the Chief Financial Officer, and Secretary of CILCORP serve in the same positions as officers of CILCO.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K
                             CILCORP

                                                               Page No.
                                                               Form 10-K
                                                               ---------
(a) 1. Financial Statements

       The following statements are included herein:

       Management's Report                                           54

       Reports of Independent Public Accountants                  55-56

       Consolidated Statements of Operations for the year
         ended December 31, 2000, for the periods October 19,
         1999, through December 31, 1999, and January 1,
         1999, through October 18, 1999, and the year
         ended December 31, 1998                                  57-58

       Consolidated Balance Sheets as of
         December 31, 2000, and December 31, 1999                 59-60

       Consolidated Statements of Cash Flows for the year
         ended December 31, 2000, for the periods
         October 19, 1999, through December 31, 1999, and
         January 1, 1999, through October 18, 1999, and the
         year ended December 31, 1998                             61-62

       Consolidated Statements of Segments of Business for the
         year ended December 31, 2000, for the periods
         October 19, 1999, through December 31, 1999,
         and January 1, 1999, through October 18, 1999, and
         the year ended December 31, 1998                         63-66

       Consolidated Statements of Common Stockholder's Equity
         for the year ended December 31, 2000, for the
         periods October 19, 1999, through December 31,
         1999, and January 1, 1999, through October 18,
         1999, and the year ended December 31, 1998                  67

       Notes to the Consolidated Financial Statements             68-93

(a) 2. Financial Statement Schedules

       The following schedules are included herein:

       Schedule II - Valuation and Qualifying Accounts
                       and Reserves                                 140

       Schedule XIII -Investment in Leveraged Leases at
                         December 31, 2000                          142

       Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.  Exhibits

 * (3)  Articles of Incorporation as amended effective
        November 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 3.]

 * (3)a By-laws as amended and restated effective October 18, 1999. [Designated in Form 10-K for the year ended
        December 31, 1999, File No. 1-8946, as Exhibit (3)a.]

 * (4) Indenture, dated as of October 18, 1999, between Midwest Energy, Inc. and The Bank of New York, as Trustee; First Supplemental Indenture, dated as of October 18, 1999, between CILCORP Inc. and The Bank of New York. [Designated in registration statement Form S-4 filed by CILCORP on November 4, 1999, as exhibits 4.1 and 4.2.]

 **(4)a Instruments defining the rights of security holders.

 *(10)  CILCO Executive Deferral Plan.  As amended effective
        August 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 10.]

 *(10)a CILCO Executive Deferral Plan II.  As amended effective
        April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)a.]

 *(10)b CILCO Benefit Replacement Plan (as amended effective
        August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)b.]

 *(10)c Management Continuity Agreement between CILCORP and various subsidiary officers [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-8946, as
        Exhibit 10(h)].

  (10)d Retention Agreement between Central Illinois Light
        Company and Robert J. Sprowls dated as of January 1, 2001.

 *(10)e CILCO Compensation Protection Plan [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-8946, as Exhibit 10(i)].

 *(10)f CILCO Restructured Executive Deferral Plan (approved
        August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)e.]

                                                            Page No.
                                                           Form 10-K
                                                           ----------
 (12)   Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Stock Dividends                 145

 (24)   Power of Attorney                                     148

(b) 3.  Reports on Form 8-K

          A Form 8-K was filed on June 30, 2000, regarding a change in CILCORP Inc.'s certifying accountant.

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

                              CILCO

                                                                Page No.
                                                               Form 10-K
                                                               ----------
(a)  1.   Financial Statements

          The following are included herein:

          Management's Report                                         94

          Reports of Independent Public Accountants                95-96

          Consolidated Statements of Income for the three years
            ended December 31, 2000                                   97

          Consolidated Balance Sheets as of December 31, 2000,
            and December 31, 1999                                  98-99

          Consolidated Statements of Cash Flows for the three
            years ended December 31, 2000                        100-101

          Consolidated Statements of Segments of Business for
            the three years ended December 31, 2000              102-104

          Consolidated Statements of Retained Earnings for the
            three years ended December 31, 2000                      105

          Notes to the Consolidated Financial Statements         106-121

(a)  2.   Financial Statement Schedules

          The following schedule is included herein:

          Schedule II - Valuation and Qualifying Accounts and
                          Reserves for the three years ended
                          December 31, 2000                          141

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.  Exhibits

  *(3)  Articles of Incorporation.  As amended April 28,
        1998. [Designated in Form  10-K for the year ended
        December 31, 1998, File No. 1-8946, as Exhibit (3).]

  *(3)a Bylaws. As amended effective April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File
        No. 1-8946, as Exhibit (3)a.]

  *(4)  Indenture of Mortgage and Deed of Trust between
        Illinois Power Company and Bankers Trust Company, as Trustee, dated as of April 1, 1933, Supplemental Indenture between the same parties dated as of June 30, 1933, Supplemental Indenture between the Company and Bankers Trust Company, as Trustee, dated as of July 1, 1933 and Supplemental Indenture between the same parties dated as of January 1, 1935, securing First Mortgage Bonds, and indentures supplemental to the foregoing through November 1, 1994. [Designated in Registration No. 2-1937 as Exhibit B-1, in Registration No. 2-2093 as Exhibit B-1(a), in Form 8-K for April 1940, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1949, File No. 1-2732-2, as Exhibit A, in Form 8-K for December 1951, File No. 1-2732, as Exhibit A, in Form 8-K for July 1957, File No. 1-2732, as Exhibit A, in Form 8-K for July 1958, File No. 1-2732, as Exhibit A, in Form 8-K for March 1960, File No. 1-2732, as Exhibit A, in Form 8-K for September 1961, File No. 1-2732, as Exhibit B, in Form 8-K for March 1963, File No. 1-2732, as Exhibit A, in Form 8-K for February 1966, File No. 1-2732, as Exhibit A, in Form 8-K for March 1967, File No. 1-2732, as Exhibit A, in Form 8-K for August 1970, File No. 1-2732, as Exhibit A, in Form 8-K for September 1971, File No. 1-2732, as Exhibit A, in Form 8-K for September 1972, File No. 1-2732, as Exhibit A, in Form 8-K for April 1974, File No. 1-2732, as Exhibit 2(b), in Form 8-K for June 1974, File No. 1-2732, as Exhibit A, in Form 8-K for March 1975, File No. 1-2732, as Exhibit A, in Form 8-K for May 1976, File No. 1-2732, as Exhibit A, in Form 10-Q for the quarter ended June 30, 1978, File No. 1-2732, as Exhibit 2, in Form 10-K for the year ended December 31, 1982, File No. 1-2732, as Exhibit (4)(b), in Form 8-K dated January 30, 1992, File No. 1-2732, as Exhibit (4) in Form 8-K dated
        January 29, 1993, File No. 1-2732, as Exhibit (4) and in Form 8-K dated December 2, 1994, File No. 1-2732, as Exhibit (4).]

*(10) CILCO Executive Deferral Plan. As amended effective August 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as
        Exhibit 10.]

*(10)a CILCO Executive Deferral Plan II. As amended effective April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as
        Exhibit (10)a.]

*(10)b  Benefit Replacement Plan (as amended effective
        April 1, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit
        (10)b.]

*(10)c Management Continuity Agreement between CILCORP and various subsidiary officers. [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-2732, as Exhibit 10(g).]

 (10)d  Retention Agreement between Central Illinois Light
        Company and Robert J. Sprowls dated as of January 1, 2001.

*(10)e CILCO Compensation Protection Plan. [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-2732, as Exhibit 10(h).]

*(10)f  CILCO Restructured Executive Deferral Plan
        (approved August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as
        Exhibit (10)e.]


                                                             Page No.
                                                             Form 10-K
                                                             ---------

 (12)   Computation of Ratio of Earnings to Fixed Charges        146

 (24)   Power of Attorney                                        149

(b) 3.  Reports on Form 8-K

        A form 8-K was filed on June 30, 2000, regarding a change in Central Illinois Light Company's certifying accountant.

  * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

SCHEDULE II
              CILCORP INC. AND SUBSIDIARY COMPANIES
         Valuation and Qualifying Accounts and Reserves
      for the year ended December 31, 2000, for the periods
   October 19 through December 31, 1999, and January 1 through
     October 18, 1999, and the Year Ended December 31, 1998
                     (Thousands of dollars)
Column A                    Column B        Column C      Column D  Column E
                                           Additions
                           Balance at  Charged  Charged            Balance at
                            Beginning    to     to Other             End of
      Description           of Period  Income   Accounts  Deductions Period
Year ended December 31, 2000
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,296   $2,000   $   --      $1,953   $1,343

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,398    1,057       --       1,025    1,430
    Discontinued Operations
    Reserve                      500       --      663         639      524

Period from October 19, 1999
 through December 31, 1999
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,810   $ (449)  $   --      $   65   $1,296

Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,926       27       --         555    1,398
    Discontinued Operations
      Reserve                     --      500       --          --      500

Period from January 1, 1999
  through October 18, 1999
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $3,411   $1,916   $   --      $3,517   $1,810

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,602      482       --         158    1,926
    Discontinued Operations
      Reserve                  8,581       --       --       8,581       --

Year ended December 31, 1998
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $2,518   $3,356   $   --      $2,463   $3,411

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,210      768       --         376    1,602
    Discontinued Operations
      Reserve                     --    8,581       --          --    8,581

SCHEDULE II
                 CENTRAL ILLINOIS LIGHT COMPANY
         Valuation and Qualifying Accounts and Reserves
          Years Ended December 31, 2000, 1999, and 1998
                     (Thousands of dollars)

Column A                     Column B       Column C       Column D  Column E
                                            Additions
                            Balance at  Charged  Charged            Balance at
                            Beginning     to     to Other              End of
      Description           of Period   Income   Accounts  Deductions  Period

Year ended December 31, 2000
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,296    $2,000   $   --      $1,953   $1,343

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,398     1,057       --       1,025    1,430

Year ended December 31, 1999
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $1,106    $1,467   $   --      $1,277   $1,296

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,602       509       --         713    1,398

Year ended December 31, 1998
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts         $  703    $2,500   $   --      $2,097   $1,106

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages       1,210       768       --         376    1,602


SCHEDULE XIII
CILCORP INC. AND SUBSIDIARY COMPANIES
Investment in Leveraged Leases
Year Ended December 31, 2000
(Thousands of dollars)

                                                      Amount
                                     Cost of each    carried on
                                       lease (A)   Balance Sheet (B)
Office buildings                         $23,130     $ 63,146
Warehouses                                11,746       19,855
Mining equipment                          10,244        3,876
Generating stations                       21,890       32,286
Passenger railway equipment                3,805        6,730
Cargo aircraft                             9,583       15,043
                                         -------     --------
    Totals                               $80,398     $140,936
                                         =======     ========

(A) This value is the original cost of the leveraged lease net of original nonrecourse debt.

(B) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt. The investment in leveraged leases balance does not include deferred taxes of $(106,216).

(C) In January 2001, the mining equipment lease expired, and the equipment was sold.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CILCORP INC.

March 29, 2001                     By
                                      R. J. Sprowls
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                Date

(i) Principal Executive Officer and Director:



  L. M. Lee*               President and           March 29, 2001
                             Director

(ii) and (iii) Principal Financial Officer and Treasurer:



  T. D. Hutchinson         Chief Financial         March 29, 2001
                             Officer and Treasurer

(iv) A majority of the Directors
     (including the Director named above):


  M. A. Ferrucci*             Director             March 29, 2001
  L. M. Lee*                  Director             March 29, 2001


  R. J. Sprowls               Director             March 29, 2001

 *By

        R. J. Sprowls
        Attorney-in-fact

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTRAL ILLINOIS LIGHT COMPANY


March 29, 2001                     By
                                       R. J. Sprowls
                                       Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                Title                  Date

(i) Principal Executive Officer and Director:


L. M. Lee*                 President and             March 29, 2001
                              Director






(ii) and (iii) Principal Financial Officer and Controller:



T. D. Hutchinson             Chief Financial         March 29, 2001
                               Officer and Controller


(iv) A majority of the Directors
      (including the Director named above):


J. Cagle*                     Director               March 29, 2001
S. A. Cisel*                  Director               March 29, 2001
L. M. Lee*                    Director               March 29, 2001
J. L. Luckey, III*            Director               March 29, 2001
G. T. Russell*                Director               March 29, 2001


R. J. Sprowls                 Director               March 29, 2001

*By

     R. J. Sprowls
     Attorney-in-fact

EXHIBIT (12)
                  CILCORP INC. AND SUBSIDIARIES
       Computation of Ratio of Earnings to Combined Fixed
              Charges and Preferred Stock Dividends
                                 Oct. 19   Jan. 1
                                   to        to
                                 Dec. 31,  Oct. 18,
                          2000     1999      1999    1998    1997    1996
                                       (Thousands of Dollars)
Earnings, as Defined:
  Net Income from
    Continuing
    Operations          $ 11,385 $  (532) $   687 $ 38,218 $ 43,709 $37,940
  Income Taxes            10,380    (951)   1,113   19,699   22,349  20,702
  Interest                71,752  14,339   22,629   29,257   27,049  28,964
  COLI Interest Expense    4,300     850    3,181    3,624    3,491   2,731
  Interest Portion of
    Rentals                1,603     116    1,808    1,903    1,877   1,726
  Preferred Dividends      2,977     558    2,650    3,194    3,216   3,188
                        -------- -------  ------- -------- -------- -------
      Total Earnings,
        As Defined      $102,397 $14,380  $32,068 $ 95,895 $101,691 $95,251
                        ======== =======  ======= ======== ======== =======
Fixed Charges, as
  Defined:
  Interest Expense      $ 71,752 $14,339  $22,629 $ 29,257 $ 27,049 $28,964
  Interest Expense
    on COLI                4,300     850    3,181    3,624    3,491   2,731
  Interest Portion of
    Rentals                1,603     116    1,808    1,903    1,877   1,726
  Tax Effected
    Preferred
    Dividends              4,935     925    4,393    5,294    5,331   5,284
                        -------- -------  ------- -------- -------- -------
      Total Fixed
        Charges, as
        Defined         $ 82,590 $16,230  $32,011 $ 40,078 $ 37,748 $38,705
                        ======== =======  ======= ======== ======== =======
Ratio of Earnings to
  Fixed Charges              1.2     0.9      1.0      2.4      2.7     2.5
                             ===     ===      ===      ===      ===     ===

EXHIBIT (12)
                 CENTRAL ILLINOIS LIGHT COMPANY
                Computation of Ratio of Earnings
                        to Fixed Charges
Twelve Months Ended           2000    1999     1998     1997    1996
                                     (Thousands of Dollars)
Earnings, as Defined:
  Net Income                $ 47,777 $19,249  $44,235 $ 53,467 $45,127
  Income Taxes                26,227   8,376   22,472   20,633  24,082
  Fixed Charges, as Below     29,443  29,224   28,187   29,434  28,504
                            -------- -------  ------- -------- -------
    Total Earnings, as
      Defined               $103,447 $56,849  $94,894 $103,534 $97,713
                            ======== =======  ======= ======== =======
Fixed Charges, as Defined:
  Interest on COLI          $  4,300 $ 4,031  $ 3,624 $  3,491 $ 2,731
  Interest on Short-term
    Debt                       4,159   2,015      962      281     149
  Interest on Long-term
    Debt                      17,516  19,234   19,498   20,024  21,012
  Amortization of Debt
    Discount & Expense,
    Premium and Reacquired
    Loss                         423     668      535    2,218     681
  Miscellaneous Interest
    Expense                    1,565   1,467    1,780    1,658   2,320
  Interest Portion of
    Rentals                    1,480   1,809    1,788    1,762   1,611
                            -------- -------  ------- -------- -------
    Total Fixed Charges,
      as Defined            $ 29,443 $29,224  $28,187 $ 29,434 $28,504
                            ======== =======  ======= ======== =======
Ratio of Earnings to
  Fixed Charges                  3.5     1.9      3.4      3.5     3.4
                                 ===     ===      ===      ===     ===

                             NOTICE



Telephone:
 In Peoria 677-5230
 Elsewhere in Illinois 1-800-322-3569
 Outside Illinois 1-800-622-5514

Or you can write to us at:
 CILCORP Inc.
 Attn:  Craig Stensland
 300 Liberty Street
 Peoria, IL  61602

EXHIBIT 24
                          CILCORP Inc.
                        Power of Attorney
                    -------------------------

We hereby make, constitute and appoint Scott A. Cisel, Robert J. Sprowls, Thomas D. Hutchinson and Craig W. Stensland and any one of you our true and lawful attorney for each of us and in each of our names, places or steads, both in our individual capacities as directors and/or that of officers of CILCORP Inc., to sign and cause to be filed with the Securities and Exchange Commission CILCORP Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2000, and any appropriate amendment or amendments to said report and any necessary exhibits.

The undersigned also authorize you and any one of you to sign said annual report and any amendment or amendments thereto on its behalf as attorney-in-fact for its respective officers, and to file the same as aforesaid together with any exhibits.



Mark A. Ferrucci



Lenny M. Lee



Robert J. Sprowls

EXHIBIT 24
                              CILCO
                        Power of Attorney
                    -------------------------

We hereby make, constitute and appoint Scott A. Cisel, Robert J. Sprowls, Thomas D. Hutchinson and Craig W. Stensland and any one of you our true and lawful attorney for each of us and in each of our names, places or steads, both in our individual capacities as directors and/or that of officers of Central Illinois Light Company (CILCO), to sign and cause to be filed with the Securities and Exchange Commission CILCO's annual report on Form 10-K for the fiscal year ended December 31, 2000, and any appropriate amendment or amendments to said report and any necessary exhibits.

The undersigned, CILCO, also authorizes you and any one of you to sign said annual report and any amendment or amendments thereto on its behalf as attorney-in-fact for its respective officers, and to file the same as aforesaid together with any exhibits.




Jerry D. Cagle



Scott A. Cisel



Lenny M. Lee



James L. Luckey, III



Greg T. Russell



Robert J. Sprowls