Form 10-Q
period 2001-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2001-05-11
CIK 762129, 18651

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549
                                     FORM 10-Q

              /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly period ended March 31, 2001

                                        OR

              / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
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


CILCORP Inc.      Common stock, no par value,
                  shares outstanding and privately
                  held by The AES Corporation
                  at March 31, 2001                                   1,000

CENTRAL ILLINOIS LIGHT COMPANY
                  Common stock, no par value,
                  shares outstanding and privately
                  held by CILCORP Inc. at March 31, 2001         13,563,871

                                   CILCORP INC.
                                       AND
                        CENTRAL ILLINOIS LIGHT COMPANY
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX


PART I.     FINANCIAL INFORMATION                                     Page No.

Item 1:     Financial Statements

            CILCORP INC.

               Consolidated Balance Sheets                                3-4

               Consolidated Statements of Income                           5

               Consolidated Statements of Cash Flows                      6-7

            CENTRAL ILLINOIS LIGHT COMPANY

               Consolidated Balance Sheets                                8-9

               Consolidated Statements of Income                          10

               Consolidated Statements of Cash Flows                     11-12

            Statements of Segments of Business                           13-14

            Notes to Consolidated Financial Statements
            CILCORP Inc. and Central Illinois Light Company              15-17

Item 2:     Management's Discussion and Analysis of Financial
              Condition and Results of Operations
              CILCORP Inc. and Central Illinois Light Company            18-30

PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings                                             31

Item 5:     Other Information                                             31

Item 6:     Exhibits and Reports on Form 8-K                              31

Signatures                                                                32

                        PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                    March 31,    December 31,
                                                     2001           2000
                                                  (Unaudited)
ASSETS

Current assets:
Cash and temporary cash investments              $   33,473      $   11,743
Receivables, less reserves of
  $1,432 and $1,343                                 116,160          91,050
Accrued unbilled revenue                             32,768          70,444
Fuel, at average cost                                13,137          13,995
Materials and supplies,
   at average cost                                   16,247          16,295
Gas in underground storage,
   at average cost                                    9,894          28,413
FAC/PGA underrecoveries                               3,209          20,838
Prepayments and other                                 4,771           5,563
                                                 ----------      ----------
     Total current assets                           229,659         258,341
                                                 ----------      ----------
Investments and other property:
Investment in leveraged leases                      136,606         140,936
Other investments                                    21,611          21,056
                                                 ----------      ----------
   Total investments and other
     property                                       158,217         161,992
                                                 ----------      ----------
Property, plant and equipment:
Utility plant, at original cost
   Electric                                         700,528         695,220
   Gas                                              220,279         218,710
                                                 ----------      ----------
                                                    920,807         913,930
Less - accumulated provision for
  depreciation                                       82,943          66,128
                                                 ----------      ----------
                                                    837,864         847,802
Construction work in progress                        32,222          29,213
Other, net of depreciation                              112             144
                                                 ----------      ----------
     Total property, plant and
       equipment                                    870,198         877,159
                                                 ----------      ----------
Other assets:
Goodwill, net of accumulated
   amortization of $22,255 and $18,422              590,711         594,544
Other                                                54,829          56,240
                                                 ----------      ----------
 Total other assets                                 645,540         650,784
                                                 ----------      ----------
     Total assets                                $1,903,614      $1,948,276
                                                 ==========      ==========

See Notes to Consolidated Financial Statements.

                        CILCORP INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In thousands)

                                                   March 31,   December 31,
                                                     2001          2000
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt                $   18,900    $   17,500
Notes payable                                       108,200       115,300
Accounts payable                                     62,215       113,571
Accrued taxes                                        28,197        20,170
Accrued interest                                     27,023        18,495
FAC/PGA overrecoveries                                2,504             7
Other                                                 5,877         6,287
                                                 ----------    ----------
      Total current liabilities                     252,916       291,330
                                                 ----------    ----------
Long-term debt                                      719,093       720,482
                                                 ----------    ----------
Deferred credits and other liabilities:
Deferred income taxes                               194,203       198,577
Regulatory liability of regulated
  subsidiary                                         42,949        42,752
Deferred investment tax credits                      15,757        16,159
Freeman contract liability                           87,049        90,574
Other                                                77,828        77,559
                                                 ----------    ----------
      Total deferred credits and
       other liabilities                            417,786       425,621
                                                 ----------    ----------
Preferred stock of subsidiary                        41,120        41,120
                                                 ----------    ----------
Stockholder's equity:
Common stock, no par value;
  authorized 10,000 shares -
  outstanding 1,000 shares                               --            --
Additional paid-in capital                          468,833       468,833
Retained earnings                                     4,565         1,340
Accumulated other comprehensive income                 (699)         (450)
                                                 ----------    ----------
      Total stockholder's equity                    472,699       469,723
                                                 ----------    ----------
      Total liabilities and
       Stockholder's equity                      $1,903,614    $1,948,276
                                                 ==========    ==========

See Notes to Consolidated Financial Statements.

                        CILCORP INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
Revenue:
CILCO Electric                                       $ 89,000      $ 86,326
CILCO Gas                                             158,949        70,144
CILCO Other                                            12,954         8,384
Other Businesses                                       15,960         6,269
                                                     --------      --------
   Total                                              276,863       171,123
                                                     --------      --------
Operating expenses:
Fuel for generation and
  purchased power                                      47,243        39,253
Gas purchased for resale                              140,688        43,063
Other operations and maintenance                       30,055        27,300
Depreciation and amortization                          21,090        21,021
Taxes, other than income taxes                         12,894        11,980
                                                     --------      --------
   Total                                              251,970       142,617
                                                     --------      --------
Fixed charges and other:
Interest expense                                       17,909        17,343
Preferred stock dividends of
  subsidiary                                              540           840
Allowance for funds used
  during construction                                    (106)         (103)
Other                                                     302           275
                                                     --------      --------
   Total                                               18,645        18,355
                                                     --------      --------
Income before income taxes                              6,248        10,151
Income taxes                                            3,023         4,442
                                                     --------      --------
   Net income                                        $  3,225      $  5,709
Other comprehensive income (loss)                        (249)           --
                                                     --------      --------
   Comprehensive income                              $  2,976      $  5,709
                                                     ========      ========

See Notes to Consolidated Financial Statements.

                         CILCORP INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2001         2000
Cash flows from operating activities:
Net income before preferred dividends
  of subsidiary                                           $  3,765     $  6,549
                                                          --------     --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Non-cash lease income and investment income               (1,075)      (3,088)
  Cash receipts in excess of debt service
    on leases                                                4,537        6,959
  Depreciation and amortization                             21,090       21,021
  Deferred income taxes, investment tax credit
    and regulatory liability of subsidiary, net             (5,977)      (5,828)
Changes in operating assets and liabilities:
  Decrease in accounts receivable and
    accrued unbilled revenue                                12,423        5,098
  Decrease in inventories                                   19,425       18,044
  Decrease in accounts payable                             (50,943)      (6,723)
  Increase in accrued taxes                                  8,094        8,050
  Decrease in other assets                                  18,926        1,105
  Increase in other liabilities                             10,079        7,724
                                                          --------     --------
  Total adjustments                                         36,579       52,362
                                                          --------     --------
  Net cash provided by operating activities
    from continuing operations                              40,344       58,911
                                                          --------     --------
  Net cash used by operating
    activities of discontinued operations                     (341)          --
                                                          --------     --------
  Cash flow from operations                                 40,003       58,911
                                                          --------     --------
Cash flows from investing activities:
Additions to plant                                         (10,106)      (9,557)
Other                                                         (527)        (487)
                                                          --------     --------
Cash flow from investing activities                        (10,633)     (10,044)
                                                          --------     --------

Cash flow from financing activities:
Net decrease in short-term debt                             (7,100)     (22,000)
Decrease in long-term debt                                      --      (30,000)
Common dividends paid                                           --       (3,100)
Preferred dividends paid                                      (540)        (840)
                                                          --------     --------
   Cash flow from financing activities                      (7,640)     (55,940)
                                                          --------     --------
Net increase (decrease) in cash and
  temporary cash investments:                               21,730       (7,073)
Cash and temporary cash investments
  at beginning of year:                                     11,743       11,220
                                                          --------     --------
Cash and temporary cash investments at
  March 31                                                $ 33,473     $  4,147
                                                          ========     ========
Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                                               $ 10,260     $ 11,059

   Income taxes                                           $     28     $  2,663

See Notes to Consolidated Financial Statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)

                                                 March 31,     December 31,
                                                    2001          2000
                                                (Unaudited)
ASSETS

Utility plant, at original cost:
  Electric                                      $1,310,423      $1,305,115
  Gas                                              443,645         442,076
                                                ----------      ----------
                                                 1,754,068       1,747,191
  Less - accumulated provision
    for depreciation                               942,906         926,091
                                                ----------      ----------
                                                   811,162         821,100
Construction work in progress                       32,223          29,213
                                                ----------      ----------
     Total utility plant                           843,385         850,313
                                                ----------      ----------
Other property and investments:
Cash surrender value of company-owned
  life insurance (net of related
  policy loans of $59,292)                           4,372           3,497
Other                                                1,162           1,161
                                                ----------      ----------
     Total other property and
       investments                                   5,534           4,658
                                                ----------      ----------
Current assets:
Cash and temporary cash investments                 29,819           8,777
Receivables, less reserves of
  $1,432 and $1,343                                101,416          60,148
Accrued unbilled revenue                            29,037          64,339
Fuel, at average cost                               13,137          13,995
Materials and supplies,
  at average cost                                   15,212          15,807
Gas in underground storage,
  at average cost                                    9,894          28,413
Prepaid taxes                                        5,393           5,588
FAC/PGA underrecoveries                              3,209          20,838
Other                                                4,709           5,556
                                                ----------      ----------
     Total current assets                          211,826         223,461
                                                ----------      ----------
Deferred debits:
Unamortized loss on reacquired debt                  2,631           2,691
Unamortized debt expense                             1,396           1,427
Prepaid pension cost                                   229             229
Other                                               24,734          24,661
                                                ----------      ----------
     Total deferred debits                          28,990          29,008
                                                ----------      ----------
Total assets                                    $1,089,735      $1,107,440
                                                ==========      ==========

See Notes to Consolidated Financial Statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                           Consolidated Balance Sheets
                                 (In thousands)

                                                     March 31,   December 31,
                                                       2001         2000
                                                    (Unaudited)
CAPITALIZATION AND LIABILITIES

Capitalization:
Common stockholder's equity:
   Common stock, no par value;
     authorized 20,000,000 shares;
     outstanding 13,563,871 shares                  $  185,661   $  185,661
Additional paid-in capital                              27,000       27,000
Retained earnings                                      152,155      140,364
Accumulated other comprehensive income                  (1,224)        (975)
                                                    ----------   ----------
        Total common stockholder's equity              363,592      352,050
Preferred stock without mandatory
  redemption                                            19,120       19,120
Preferred stock with mandatory redemption               22,000       22,000
Long-term debt                                         244,095      245,482
                                                    ----------   ----------
        Total capitalization                           648,807      638,652
                                                    ----------   ----------
Current liabilities:
Current maturities of long-term debt                     1,400           --
Notes payable                                           75,700       67,300
Accounts payable                                        49,804       96,315
Accrued taxes                                           36,166       25,512
Accrued interest                                         7,144        8,889
FAC/PGA overrecoveries                                   2,504            7
Other                                                    5,805        6,214
                                                    ----------   ----------
        Total current liabilities                      178,523      204,237
                                                    ----------   ----------
Deferred credits and other liabilities:
Accumulated deferred income taxes                      120,902      123,611
Regulatory liability                                    42,949       42,752
Deferred investment tax credit                          15,757       16,159
Capital lease obligation                                   467          616
Other                                                   82,330       81,413
                                                    ----------   ----------
        Total deferred credits and
          other liabilities                            262,405      264,551
                                                    ----------   ----------
Total capitalization and
  liabilities                                       $1,089,735   $1,107,440
                                                    ==========   ==========

See Notes to Consolidated Financial Statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                        Consolidated Statements of Income
                                 (In thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       2001          2000
Operating revenue:
Electric                                            $ 89,000      $ 86,326
Gas                                                  158,949        70,144
                                                    --------      --------
      Total operating revenues                       247,949       156,470
                                                    --------      --------
Operating expenses:
Cost of fuel                                          29,260        28,999
Cost of gas                                          126,680        40,932
Purchased power                                       10,112         2,899
Other operations and maintenance                      29,035        25,863
Depreciation and amortization                         17,225        17,409
Income taxes                                           6,656         8,582
Other taxes                                           12,868        11,867
                                                    --------      --------
      Total operating expenses                       231,836       136,551
                                                    --------      --------
Operating income                                      16,113        19,919
                                                    --------      --------
Other income and deductions:
Company-owned life insurance, net                       (302)         (275)
Other, net                                             2,452           608
                                                    --------      --------
      Total other income and
        (deductions)                                   2,150           333
                                                    --------      --------
Income before interest expense                        18,263        20,252
                                                    --------      --------
Interest expenses:
Interest on long-term debt                             4,328         4,531
Cost of borrowed funds
  capitalized                                           (106)         (103)
Other                                                  1,710           981
                                                    --------      --------
      Total interest expense                           5,932         5,409
                                                    --------      --------
Net income                                            12,331        14,843
                                                    --------      --------
Dividends on preferred stock                             540           840
                                                    --------      --------
Income available for
  common stock                                        11,791        14,003

Other comprehensive income (loss)                       (249)           --
                                                    --------      --------
Comprehensive income                                $ 11,542      $ 14,003
                                                    ========      ========

See Notes to Consolidated Financial Statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                    Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          2001          2000


Cash flows from operating activities:
Net income                                             $ 12,331       $ 14,843

Adjustments to reconcile net income to
  cash provided by operating activities:
   Depreciation and amortization                         17,225         17,409
   Deferred income taxes, investment tax
     credit and regulatory liability, net                (2,913)        (3,005)
Changes in operating assets and liabilities:
   Increase in accounts receivable                      (41,268)        (6,035)
   Decrease in fuel, materials and supplies,
     and gas in underground storage                      19,971         17,878
   Decrease in accrued unbilled revenue                  35,302         10,416
   Decrease in accounts payable                         (46,511)        (6,608)
Increase in accrued taxes and interest                    8,910          1,577
Capital lease payments                                      161            161
Decrease in other current assets                         18,671            867
Increase in other current liabilities                     2,088            694
Decrease in other non-current assets                        431          3,299
Increase in other non-current liabilities                 1,187            203
                                                       --------       --------
  Net cash provided by operating activities              25,585         51,699
                                                       --------       --------
Cash flows from investing activities:
Capital expenditures                                    (10,107)        (9,557)
Other                                                    (2,135)        (1,036)
                                                       --------       --------
  Net cash used in investing activities                 (12,242)       (10,593)
                                                       --------       --------
Cash flow from financing activities:
Preferred dividends paid                                   (540)          (840)
Payments on capital lease obligation                       (161)          (161)
Increase (decrease) in short-term borrowing               8,400        (17,000)
Decrease in long-term debt                                   --        (30,000)
                                                       --------       --------
  Net cash provided from (used in)
    financing activities                                  7,699        (48,001)
                                                       --------       --------

Net increase (decrease) in cash and
  temporary cash investments                             21,042         (6,895)

Cash and temporary cash investments at
  beginning of year                                       8,777          8,548
                                                       --------       --------
Cash and temporary cash investments at
  March 31                                             $ 29,819       $  1,653
                                                       ========       ========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

   Interest                                            $  8,560       $  9,262

   Income taxes                                        $     --       $  7,260

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries

Three Months Ended March 31, 2001
                       CILCO      CILCO      CILCO    Other
                       Electric    Gas       Other    Businesses     Total
                                      (In thousands)
Revenues              $ 89,000    $158,949  $12,794   $  15,870    $  276,613
Interest income             --          --      160          90           250
                      --------    --------  -------   ---------    ----------
  Total                 89,000     158,949   12,954      15,960       276,863
                      --------    --------  -------   ---------    ----------
Operating
  expenses              68,499     139,456    9,778      13,147       230,880
Depreciation and
  amortization          11,756       5,469       --       3,865        21,090
                      --------    --------  -------   ---------    ----------
  Total                 80,255     144,925    9,778      17,012       251,970
                      --------    --------  -------   ---------    ----------
Interest expense         4,311       1,727       --      11,871        17,909
Preferred stock
  dividends                 --          --      540          --           540
Fixed charges and
  other expenses          (106)         --      302          --           196
                      --------    --------  -------   ---------    ----------
  Total                  4,205       1,727      842      11,871        18,645
                      --------    --------  -------   ---------    ----------
Income before
  income taxes           4,540      12,297    2,334     (12,923)        6,248
Income taxes             1,761       4,895      724      (4,357)        3,023

                      --------    --------  -------   ---------    ----------
Segment net
  income              $  2,779    $  7,402  $ 1,610   $  (8,566)  $    3,225
                      ========    ========  =======   =========    ==========

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries

Three Months Ended March 31, 2000
                       CILCO      CILCO     CILCO     Other
                       Electric   Gas       Other     Businesses      Total
                                       (In thousands)
Revenues               $ 86,326   $ 70,144  $ 8,341   $   6,215     $  171,026
Interest income              --         --       43          54             97
                       --------   --------  -------   ---------     ----------
  Total                  86,326     70,144    8,384       6,269        171,123
                       --------   --------  -------   ---------     ----------
Operating
  expenses               57,799     52,761    8,130       2,906        121,596
Depreciation and
  amortization           12,201      5,208       --       3,612         21,021
                       --------   --------  -------   ---------     ----------
  Total                  70,000     57,969    8,130       6,518        142,617
                       --------   --------  -------   ---------     ----------
Interest expense          3,935      1,577       --      11,831         17,343
Preferred stock
  dividends                  --         --      840          --            840
Fixed charges and
  other expenses           (103)        --      275          --            172
                       --------   --------  -------   ---------     ----------
  Total                   3,832      1,577    1,115      11,831         18,355
                       --------   --------  -------   ---------     ----------
Income before
  income taxes           12,494     10,598     (861)    (12,080)        10,151
Income taxes              4,360      4,222     (354)     (3,786)         4,442
                       --------   --------  -------   ---------     ----------
Segment net
  income               $  8,134   $  6,376  $  (507)  $  (8,294)    $    5,709
                       ========   ========  =======   =========     ==========

See Notes to Consolidated Financial Statements.

               CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions. The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company and CILCO Energy Corporation. CILCORP owns 100% of the common stock of its first-tier subsidiaries. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management's Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. Prior year amounts have been reclassified on a basis consistent with the 2001 presentation.

AES completed the acquisition of 100% of the Company's outstanding stock on October 18, 1999. Approximately $886 million was required to complete the merger, which involved the purchase of 13,625,680 shares of CILCORP's common stock. Currently, there are 10,000 authorized shares of CILCORP common stock, 1,000 of which are issued. AES owns 100% of the 1,000 issued shares.

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

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC). Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company's 2000 Annual Report on Form 10-K.

In the Company's opinion, the consolidated financial statements furnished reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

NOTE 2.  Contingencies

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of California. In December 2000, the two customers filed counterclaims against QST Energy, alleging fraud, negligent misrepresentations and deceit. QST Energy filed a Motion to Dismiss these counterclaims. The court denied this motion and vacated the trial set for May 7, 2001, to allow additional discovery. The new trial date has not been set. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers and to vigorously defend against the counterclaims. The accounts receivable reflected in CILCORP's consolidated balance sheet at March 31, 2001, for these two customers, totaled $13 million, excluding interest of approximately $3 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

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

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001, and recorded the effects of implementation in Other Comprehensive Income (OCI) as a change in accounting principle. The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001. These derivatives are being accounted for as fully-effective cash-flow hedges. The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax gain of $1,667,800.

Gains/losses are reflected in operating results as commitments are fulfilled and the related derivative financial instruments are settled. The net gain reflected in operating results from derivative financial instruments for the quarter ended March 31, 2001, was $1,713,239 for natural gas (included in Gas Purchased for Resale). There were no outstanding derivative financial instruments for electricity during the quarter ended March 31, 2001. The previously recorded gain associated with these settled derivative financial instruments was removed from OCI. The open derivative positions are then marked-to-market through OCI. The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $1,916,900. The after-tax balance in OCI associated with these open derivative positions at March 31, 2001, was $249,100. This portion of OCI reflects hedges of natural gas sales of 3,320,000 mmBtu or 3.3 Bcf for commitments through February 2002.

NOTE 4.  Other Comprehensive Income



Rollforward of Accumulated Other Comprehensive Income -
CILCORP Inc.

                                             Pension     SFAS 133    Total
                                                    (In thousands)
Accumulated other comprehensive
income-December 31, 2000 balance              $(450)      $    --   $  (450)

Change in accounting principle-
  Other comprehensive income-
  SFAS 133                                       --         1,668     1,668
Other comprehensive income-
  SFAS 133                                       --        (1,917)   (1,917)
                                              -----       -------   -------
Accumulated other comprehensive
  income-March 31, 2001 balance               $(450)      $  (249)  $  (699)
                                              =====       =======   =======





Rollforward of Accumulated Other Comprehensive Income -
Central Illinois Light Company

                                             Pension      SFAS 133    Total
                                                      (In thousands)
Accumulated other comprehensive
income-December 31, 2000 balance              $(975)      $    --   $  (975)

Change in accounting principle-
  Other comprehensive income-
  SFAS 133                                       --         1,668     1,668
Other comprehensive income-
  SFAS 133                                       --        (1,917)   (1,917)
                                              -----       -------   -------
Accumulated other comprehensive
  income-March 31, 2001 balance               $(975)      $  (249)  $(1,224)
                                              =====       =======   =======

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

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

In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana. Following this announcement, AES indicated that as part of the SEC approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 23, 2001, AES received an order from the SEC which allowed AES' continued exemption from PUHCA. The exemption order required AES to divest its ownership interests in CILCO's utility assets within two years of the closing (March 27, 2001) of AES' acquisition of IPALCO.

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

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A. The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to historical performance and changes in historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental protection and compliance costs. Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries. CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

                          Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are or are expected to be available to the Holding Company and its subsidiaries will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis. On March 31, 2001, CILCORP had committed bank lines of credit of $60 million, of which $33 million was used.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

CILCORP had $17.5 million of medium-term notes outstanding at March 31, 2001. With the issuance of the senior notes in October 1999, CILCORP can no longer issue debt under its medium-term note program.

CILCO

Capital expenditures totaled $10.1 million for the three months ended March 31, 2001. Capital expenditures are anticipated to be approximately

$40 million for the remainder of 2001 and are currently estimated to be $96.5 million in 2002. The projected increase in 2002 is primarily due to installation of NOx reduction equipment.

In the first quarter of 2001, CILCO obtained two short-term bank loans totaling $25 million to finance the purchase of natural gas. The additional working capital was necessary as a result of the significant increase in natural gas prices relative to the timing of the recovery of the costs through the Purchased Gas Adjustment (PGA). The bank loans mature in the second quarter of 2001. CILCO expects to issue commercial paper periodically during 2001, and is currently authorized by its Board of Directors to issue up to $150 million of short-term debt. At March 31, 2001, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance. CILCO had $50.7 million of commercial paper outstanding at March 31, 2001. During 2001, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2001 and 2002 capital expenditures primarily with funds provided by operations. CILCORP's parent, AES, may also provide equity capital to support CILCO's capital expenditures or other financing requirements. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

At March 31, 2001, CIM had outstanding debt of $17.4 million, borrowed from CILCORP.

CVI

At March 31, 2001, CVI had outstanding debt of $5.7 million, borrowed from CILCORP.

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

On June 30, 1999, Senate Bill 24 (a clarification and technical correction of the Customer Choice Law) was signed into law. This law allows certain utilities, including CILCO, to increase the Equity Cap by an additional 2% over the Equity Cap provided under the Customer Choice Law, for the period 2000 through 2004. The increase in the Equity Cap is allowed in exchange for these utilities offering choice of electricity suppliers to selected manufacturing customers on June 1, 2000, and to the remaining manufacturing customers on October 1, 2000, earlier than previously allowed under the Customer Choice Law. Utilities selecting this option must also waive the right to seek a two-year extension on the collection of transition charges. On April 13, 2000, CILCO filed revised tariff sheets with the ICC to make these selected customers eligible for choice on June 1, 2000, in order to increase the equity cap by 2%, as outlined in Senate Bill 24.

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

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi-year contracts with targeted customers representing approximately 45% of total 2000 electric kWh sales to non-residential customers. These contracts, most of which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months. CILCO is negotiating new contracts with those customers whose contracts expire in 2001.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted. As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant. However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements. As of December 31, 2000, all eligible electric customers continue to purchase their electricity supply from CILCO, other than those who self-generate. As of March 31, 2001, CILCO has contracts totaling approximately $1.5 million megawatt hours of new retail load outside of its service territory. CILCO will supply these new customers by using its owned generation and electricity purchases from other suppliers. CILCO has made the necessary supply and transmission arrangements to meet customer requirements.

                        Market Risk Sensitive Instruments

CILCORP is exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and CILCORP's non-regulated commodity marketing activities.

The majority of CILCORP's energy sales during the first quarter of 2001 were to CILCO retail customers in Illinois under tariffs regulated by the ICC. Although the Illinois retail electric market is becoming deregulated (see
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition), prudently incurred costs of fuel used to generate electricity, purchased power costs and gas purchased for resale may be recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC). Thus, there has been very limited commodity price risk associated with CILCO's traditional regulated sales. However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase. Also, CILCO's exposure to commodity price risk will increase if the FAC is eliminated.

The market risk inherent in the activities of CILCORP is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At March 31, 2001, CILCORP engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These non-regulated activities had net open market price risk positions of approximately 69,829 MWh of electricity and 1,080,000 Mcf of natural gas. A market price sensitivity of 10% applied to these positions is not material to the Company. See CILCORP Note 3 for a discussion of CILCORP's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP and the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

                              Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 2001 and 2000.


                                                        Three Months Ended
                                                             March 31,
Components of Electric Operating Income                 2001         2000
                                                          (In thousands)
                                                            (Unaudited)
Revenue:
   Electric retail                                     $85,535      $82,027
   Sales for resale                                      3,465        4,299
                                                       -------      -------
      Total revenue                                     89,000       86,326
                                                       -------      -------
Cost of sales:
   Cost of fuel                                         29,260       28,999
   Purchased power                                      10,112        2,899
   Revenue taxes                                         5,210        4,785
                                                       -------      -------
      Total cost of sales                               44,582       36,683
                                                       -------      -------
Gross margin                                            44,418       49,643
                                                       -------      -------
Operating expenses
   Other operation and maintenance                      21,422       18,495
   Depreciation and amortization                        11,756       12,201
   Other taxes                                           2,495        2,621
                                                       -------      -------
      Total operating expenses                          35,673       33,317
                                                       -------      -------
Total                                                    8,745       16,326
                                                       -------      -------
Fixed charges and other
   Interest on long-term debt                            3,090        3,235
   Cost of borrowed funds capitalized                     (106)        (103)
   Other interest                                        1,221          700
                                                       -------      -------
      Total                                              4,205        3,832

Income before income taxes                               4,540       12,494
   Income taxes                                          1,761        4,360
                                                       -------      -------
Electric income                                        $ 2,779      $ 8,134
                                                       =======      =======

Electric gross margin decreased 11% for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to decreased wholesale power sales and increased purchased power costs. On December 20, 2000, as part of the 1999 Fuel Adjustment Clause (FAC) reconciliation hearings, the Illinois Commerce Commission (ICC) ordered changes in CILCO's calculation of allowable fuel costs applicable to sales subject to the FAC. These changes revised the allocation of generated and purchased power between regulated and non-regulated sales. As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001. On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts. The emergency rule restored the previous calculation method for off-system non-regulated sales in an attempt to fairly allocate costs between regulated and non-regulated sales. Retail kilowatt hour (kWh) sales increased 3% for the three months ended March 31, 2001, compared to the first quarter of 2000. Residential and commercial sales volumes increased 13% and 5%, respectively. Heating degree days were 21% higher for the three months ended March 31, 2001, compared to the same period in 2000. Industrial sales volumes decreased 6% compared to the first quarter of 2000.

Sales for resale decreased 19% for the first quarter of 2001, compared to the same period in 2000. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales and the price of power available for sale. CILCO's activity in the sales for resale and purchased power markets is expected to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Purchased power increased 249% for the quarter ended March 31, 2001, compared to the same period in 2000, due to unscheduled power plant outages and FAC calculation changes.

As a result of abnormally warm weather during July 1999, CILCO incurred $33 million of generation and purchased power costs which are subject to recovery from electric retail customers through the FAC. Of this amount, $10 million was recovered in July 1999 and $23 million remained unrecovered at the end of July 1999. CILCO's FAC allowed it to pass on to customers the cost of unrecovered fuel and purchased power costs in the next calculated month's FAC factor. In this instance, on September 1, 1999, the ICC approved a request by CILCO to charge certain customers over a 12-month period (without interest), beginning in September 1999. In addition, CILCO requested and received ICC permission to allow the larger industrial and commercial customers the option to pay their respective shares of the July underrecovery, which were billed in September, over a period of up to 12 months (without interest) after making appropriate arrangements with CILCO. Also, under the FAC, the underrecovered costs of fuel and purchased power for a particular month are both treated as adjustments to cost of fuel expense. Recovery of the fuel and purchased power costs from all customer classes was completed during 2000.

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

Electric operation and maintenance expense increased 16% for the three months ended March 31, 2001, compared to the same period in 2000. The increase for the quarter was mainly due to a lower return on pension assets in 2000 and to increased costs for power plant maintenance, tree trimming and outside legal services.

Fixed charges and other expenses increased 10% for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to increased short-term borrowings.

Income taxes expense decreased for the three months ended March 31, 2001, due to lower pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 2001 and 2000.


                                                      Three Months Ended
                                                          March 31,
Components of Gas Operating Income                   2001           2000
                                                        (In thousands)
                                                          (Unaudited)
Revenue:
   Sale of gas                                     $157,473        $68,773
   Transportation services                            1,476          1,371
                                                   --------        -------
      Total revenue                                 158,949         70,144
                                                   --------        -------
Cost of sales:
   Cost of gas                                      126,680         40,932
   Revenue taxes                                      4,545          3,631
                                                   --------        -------
      Total cost of sales                           131,225         44,563
                                                   --------        -------
Gross margin                                         27,724         25,581
                                                   --------        -------
Operating expenses
   Other operation and maintenance                    7,613          7,368
   Depreciation and amortization                      5,469          5,208
   Other taxes                                          618            830
                                                   --------        -------
      Total operating expenses                       13,700         13,406
                                                   --------        -------
Total                                                14,024         12,175
                                                   --------        -------
Fixed charges and other
   Interest on long-term debt                         1,238          1,296
   Other interest expense                               489            281
                                                   --------        -------
      Total                                           1,727          1,577

Income before income taxes                           12,297         10,598
   Income taxes                                       4,895          4,222
                                                   --------        -------
Gas income                                         $  7,402        $ 6,376
                                                   ========        =======

Gas gross margin increased 8% for the first quarter ended March 31, 2001, compared to the same period in 2000. Residential and commercial sales volumes increased 10% and 3%, respectively, for the quarter ended March 31, 2001, primarily due to colder weather. Heating degree days were 21% higher for the quarter ended March 31, 2001, compared to the same period in 2000.

Revenue from gas transportation services increased 8% while gas transportation sales volumes decreased 6% for the quarter ended March 31, 2001, compared to the same period in 2000. Decreases in lower margin industrial gas transportation sales were more than offset by increases in higher margin commercial gas transportation sales.

The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

The cost of gas increased 209% for the quarter ended March 31, 2001, compared to the same period in 2000, primarily due to higher natural gas prices and increased gas sales. These changes were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operation and maintenance expense increased 3% for the three months ended March 31, 2001, compared to the same period in 2000. The increase for the three months ended March 31, 2001, was primarily due to a lower return on pension assets in 2000 and increased gas distribution costs, partially offset by a decrease in public liability claims.

Fixed charges and other expenses increased 10% for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to increased short-term borrowings.

Income taxes expense increased for the three months ended March 31, 2001, due to higher pre-tax operating income.

CILCO Other Operations

The following table summarizes CILCO's other income and deductions for the three months ended March 31, 2001 and 2000.


Components of Other Income                            Three Months Ended
  and Deductions                                           March 31,
                                                       2001          2000
                                                        (In thousands)
                                                          (Unaudited)
Revenue                                              $12,794        $ 8,341
Expense                                               (9,484)        (7,808)
                                                     -------        -------
Gross margin                                           3,310            533
                                                     -------        -------
Other income and deductions:
Interest income                                          160             43
Operating expenses                                      (294)          (321)
Other taxes                                               --             (1)
Preferred stock dividends                               (540)          (840)
Other                                                   (302)          (275)
                                                     -------        -------
Total other income and deductions                       (976)        (1,394)

Income (loss) before taxes                             2,334           (861)
Income taxes                                             724           (354)
                                                     -------        -------
      Other income (loss)                            $ 1,610        $  (507)
                                                     =======        =======

Gross margin increased for the three months ended March 31, 2001, primarily due to increased non-regulated electricity sales in Illinois outside of CILCO's service territory and ICC mandated changes in the manner in which generated and purchased power costs are allocated between regulated and non-regulated sales (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - CILCO Electric Operations). These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

Preferred stock dividends decreased for the three months ended March 31, 2001, due to the redemption of $25 million of auction rate preferred stock in July 2000.

Other Businesses Operations

The following table summarizes Other Businesses revenue and expenses for the three months ended March 31, 2001 and 2000. Other Businesses results include income earned and expenses incurred at the Holding Company, CIM, CVI, and CILCORP Infraservices Inc.

Components of Other Businesses                         Three Months Ended
Net Loss                                                    March 31,
                                                       2001           2000
                                                         (In thousands)
                                                            (Unaudited)
Revenue:
Leveraged lease revenue                               $ 1,396       $ 3,315
Interest income                                            90            54
Gas marketing revenue                                  13,981         2,309
Other revenue                                             493           591
                                                      -------       -------
   Total revenue                                       15,960         6,269

Expenses:
Gas purchased for resale                               14,008         2,131
Fuel for generation and purchased power                (1,334)           --
Operating expenses                                        447           663
Depreciation and amortization                           3,865         3,612
Interest expense                                       11,871        11,831
Other taxes                                                26           112
                                                      -------       -------
   Total expenses                                      28,883        18,349

Loss before income taxes                              (12,923)      (12,080)
   Income taxes                                        (4,357)       (3,786)
                                                      -------       -------
Other businesses loss                                 $(8,566)      $(8,294)
                                                      =======       =======

Leveraged lease revenues decreased 58% for the three months ended March 31, 2001, primarily due to the termination of the Company's dragline lease in the first quarter of 2001.

Gas marketing revenues and gas purchased for resale at CVI subsidiary, CILCORP Energy Services Inc., increased significantly due to increased gas marketing sales and higher natural gas prices.

Interest expense remained relatively constant for the three months ended March 31, 2001. Depreciation and amortization increased due to an increase in amortization of goodwill resulting from AES' acquisition price in excess of the fair value of CILCORP's assets and liabilities.

Fuel for generation and purchased power was impacted in 2001 by a $1.3 million purchase accounting adjustment related to the out-of-market Freeman coal contract.

The income tax benefit increased in the three months ended March 31, 2001, compared to the corresponding period in 2000, primarily due to lower net income.

QST Enterprises Discontinued Operations


QST Enterprises and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond. Accordingly, the results of QST Enterprises are reported as discontinued operations. An initial loss provision was recorded for the discontinued energy operations in 1998. Subsequent purchase accounting adjustments included additional discontinued operations loss accruals for QST Enterprises.

QST Enterprises' financial results were applied against the discontinued operations provision, resulting in no net income or loss for the three months ended March 31, 2001, and 2000.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered. QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment. In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract. This suit was subsequently removed to U.S. District Court, Northern District of California. The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, have now been consolidated with the suit in the U.S. District Court, Northern District of California. In December 2000, the two customers filed counterclaims against QST Energy, alleging fraud, negligent misrepresentations and deceit. QST Energy filed a Motion to Dismiss these counterclaims. The court denied this motion and vacated the trial set for May 7, 2001, to allow additional discovery. The new trial date has not been set. QST Energy cannot predict the ultimate outcome of this matter, but intends to vigorously pursue its claims to collect all amounts due from the customers. The accounts receivable reflected in CILCORP's consolidated balance sheet at March 31, 2001, for these two customers, totaled $13 million, excluding interest of approximately $3 million. Under the terms of the contracts, QST Energy has terminated delivery of electricity to the two customers.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to "Fuel Supply - Coal" and "Electric Fuel and Purchased Gas Adjustment Clauses" of Item 1. Business, "Environmental Matters" of Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 7 - Commitments and Contingencies" of Item 8. Financial Statements and Supplementary Data in the Company's 2000 Annual Report on Form 10-K and to "Note 2 - Contingencies" and "QST Enterprises Discontinued Operations", herein, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

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

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

      None

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           CILCORP Inc.
                                                           (Registrant)



Date  May 11, 2001                                       /s/ R. J. Sprowls
                                                            Vice President



Date  May 11, 2001                                     /s/ T. S. Romanowski
                                                      Chief Financial Officer
                                                           And Treasurer







                                                  CENTRAL ILLINOIS LIGHT COMPANY
                                                           (Registrant)



Date  May 11, 2001                                       /s/ R. J. Sprowls
                                                              President



Date  May 11, 2001                                     /s/ T. S. Romanowski
                                                      Chief Financial Officer
                                                           And Treasurer