Form 10-Q
period 2001-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2001-08-08
CIK 762129, 18651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from          to         .

Commission	Registrant; State of Incorporation;	IRS Employer
File Number	Address; and Telephone Number	Identification No.
1-8946	CILCORP Inc.	37-1169387
(An Illinois Corporation)
300 Liberty Street
Peoria, Illinois 61602
(309) 677-5230

1-2732	CENTRAL ILLINOIS LIGHT COMPANY	37-0211050
(An Illinois Corporation)
300 Liberty Street
Peoria, Illinois 61602
(309) 677-5230

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes   ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

CILCORP Inc.	Common stock, no par value shares outstanding and privately held by The AES Corporation at June 30, 2001	1,000

CENTRAL ILLINOIS LIGHT COMPANY	Common stock, no par value, shares outstanding and privately held by CILCORP Inc. at June 30, 2001	13,563,871

CILCORP INC.
AND
 CENTRAL ILLINOIS LIGHT COMPANY
FORM 10-Q FOR THE QUARTER ENDED June 30, 2001
INDEX

PART I.	FINANCIAL INFORMATION
Item 1:	Financial Statements
CILCORP INC.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Statements of Segments of Business
Notes to Consolidated Financial Statements
CILCORP Inc. and Central Illinois Light Company
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations CILCORP Inc. and Central Illinois Light Company
PART II.	OTHER INFORMATION
Item 1:	Legal Proceedings
Item 5:	Other Information
Item 6:	Exhibits and Reports on Form 8-K
Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CILCORP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and temporary cash investments	$11,046	$11,743
Receivables, less reserves of $1,151 and $1,343	88,753	91,050
Accrued unbilled revenue	27,017	70,444
Fuel, at average cost	16,166	13,995
Materials and supplies, at average cost	18,567	16,295
Gas in underground storage, at average cost	20,439	28,413
FAC/PGA underrecoveries	870	20,838
Prepayments and other	9,029	5,563

Total current assets	191,887	258,341

Investments and other property:
Investment in leveraged leases	136,261	140,936
Other investments	20,150	21,056

Total investments and other property	156,411	161,992

Property, plant and equipment:
Utility plant, at original cost
Electric	703,065	695,220
Gas	221,063	218,710

	924,128	913,930
Less - accumulated provision for depreciation	97,273	66,128

	826,855	847,802
Construction work in progress	40,137	29,213
Other, net of depreciation	79	144

Total property, plant and equipment	867,071	877,159

Other assets:
Goodwill, net of accumulated amortization of $26,087 and $18,422	586,877	594,544
Other	68,495	56,240

Total other assets	655,372	650,784

Total assets	$1,870,741	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt	$18,900	$17,500
Notes payable	111,434	115,300
Accounts payable	66,001	113,571
Accrued taxes	19,476	20,170
Accrued interest	17,386	18,495
FAC/PGA overrecoveries	1,841	7
Other	17,064	6,287

Total current liabilities	252,102	291,330

Long-term debt	719,106	720,482

Deferred credits and other liabilities:
Deferred income taxes	188,386	198,577
Regulatory liability of regulated subsidiary	43,147	42,752
Deferred investment tax credits	15,356	16,159
Freeman contract liability	83,524	90,574
Other	79,231	77,559

Total deferred credits and other liabilities	409,644	425,621

Preferred stock of subsidiary without mandatory redemption	19,120	19,120
Preferred stock of subsidiary with mandatory redemption	22,000	22,000

Total preferred stock of subsidiary	41,120	41,120

Stockholder's equity:
Common stock, no par value; authorized 10,000 shares – outstanding 1,000 shares	–	–
Additional paid-in capital	468,833	468,833
Retained earnings (deficit)	(12,745)	1,340
Accumulated other comprehensive income (loss)	(7,319)	(450)

Total stockholder's equity	448,769	469,723

Total liabilities and stockholder's equity	$1,870,741	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Revenue:
CILCO Electric	$92,299	$94,920	$181,299	$181,246
CILCO Gas	41,746	32,810	200,695	102,954
CILCO Other	26,330	10,469	39,284	18,853
Other businesses	9,525	5,434	25,485	11,703

Total	169,900	143,633	446,763	314,756

Operating expenses:
Fuel for generation and purchased power	55,207	49,419	102,450	88,672
Gas purchased for resale	33,411	20,499	174,099	63,562
Other operations and maintenance	34,074	29,305	64,129	56,605
Depreciation and amortization	21,820	21,281	42,910	42,302
Taxes, other than income taxes	8,811	8,598	21,705	20,578

Total	153,323	129,102	405,293	271,719

Fixed charges and other:
Interest expense	17,757	17,243	35,666	34,586
Preferred stock dividends of subsidiary	539	1,058	1,079	1,898
Allowance for funds used during construction	(26)	(99)	(44)	(202)
Other	404	246	618	521

Total	18,674	18,448	37,319	36,803

Income (loss) before income taxes	(2,097)	(3,917)	4,151	6,234
Income taxes	213	(988)	3,236	3,454

Net income (loss)	(2,310)	(2,929)	915	2,780
Other comprehensive income (loss)	(6,620)	—	(6,869)	—

Comprehensive income (loss)	$(8,930)	$(2,929)	$(5,954)	$2,780

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities:
Net income before preferred dividends of subsidiary	$1,994	$4,678

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash lease income and investment income	(2,262)	(4,598)
Cash receipts in excess of debt service on leases	6,225	8,315
Depreciation and amortization	42,910	42,302
Deferred income taxes, investment tax credit and regulatory liability of subsidiary, net	(13,349)	(7,873)
Changes in operating assets and liabilities:
Decrease in accounts receivable and accrued unbilled revenue	42,662	6,606
Decrease in inventories	3,531	6,493
Increase (decrease) in accounts payable	(44,519)	11,356
Decrease in accrued taxes	(761)	(10,913)
(Increase) decrease in other assets	2,428	(11,732)
Increase (decrease) in other liabilities	11,517	(4,314)

Total adjustments	48,382	35,642

Net cash provided by operating activities from continuing operations	50,376	40,320

Net cash provided (used) by operating activities of discontinued operations	81	(134)

Cash flow from operations	50,457	40,186

Cash flows from investing activities:
Additions to plant	(24,532)	(23,831)
Other	(6,677)	(1,025)

Net cash used in investing activities	(31,209)	(24,856)

Cash flow from financing activities:
Net increase (decrease) in short-term debt	(3,866)	7,800
Net decrease in long-term debt	—	(22,000)
Common dividends paid	(15,000)	(6,200)
Subsidiary preferred dividends paid	(1,079)	(1,898)

Net cash used in financing activities	(19,945)	(22,298)

Net decrease in cash and temporary cash investments	(697)	(6,968)
Cash and temporary cash investments at beginning of year:	11,743	11,220

Cash and temporary cash investments at June 30	$11,046	$4,252

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,043	$37,149
Income taxes	$9,411	$15,950

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000
ASSETS
Utility plant, at original cost:
Electric	$1,312,960	$1,305,115
Gas	444,429	442,076

	1,757,389	1,747,191
Less—accumulated provision for depreciation	956,526	926,091

	800,863	821,100
Construction work in progress	40,137	29,213

Total utility plant	841,000	850,313

Other property and investments:
Cash surrender value of company-owned life insurance (net of related policy loans of $63,483 and $59,292)	3,098	3,497
Other	1,130	1,161

Total other property and investments	4,228	4,658

Current assets:
Cash and temporary cash investments	5,616	8,777
Receivables, less reserves of $1,151 and $1,343	76,835	60,148
Accrued unbilled revenue	24,857	64,339
Fuel, at average cost	16,166	13,995
Materials and supplies, at average cost	15,822	15,807
Gas in underground storage, at average cost	20,439	28,413
Prepaid taxes	6,171	5,588
FAC/PGA underrecoveries	870	20,838
Other	8,987	5,556

Total current assets	175,763	223,461

Deferred debits:
Unamortized loss on reacquired debt	2,570	2,691
Unamortized debt expense	1,366	1,427
Prepaid pension cost	229	229
Other	39,844	24,661

Total deferred debits	44,009	29,008

Total assets	$1,065,000	$1,107,440

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000
CAPITALIZATION AND LIABILITIES

Capitalization:
Common stockholder's equity:
Common stock, no par value; authorized 20,000,000 shares; outstanding 13,563,871 shares	$185,661	$185,661
Additional paid-in capital	27,000	27,000
Retained earnings	129,190	140,364
Accumulated other comprehensive income (loss)	(7,844)	(975)

Total common stockholder's equity	334,007	352,050
Preferred stock without mandatory redemption	19,120	19,120
Preferred stock with mandatory redemption	22,000	22,000
Long-term debt	244,107	245,482

Total capitalization	619,234	638,652

Current liabilities:
Current maturities of long-term debt	1,400	—
Notes payable	80,434	67,300
Accounts payable	55,686	96,315
Accrued taxes	24,351	25,512
Accrued interest	7,985	8,889
FAC/PGA overrecoveries	1,841	7
Other	16,992	6,214

Total current liabilities	188,689	204,237

Deferred credits and other liabilities
Deferred income taxes	114,004	123,611
Regulatory liability	43,146	42,752
Deferred investment tax credit	15,356	16,159
Capital lease obligation	315	616
Other	84,256	81,413

Total deferred credits and other liabilities	257,077	264,551

Total capitalization and liabilities	$1,065,000	$1,107,440

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
Operating revenue:
Electric	$92,299	$94,920	$181,299	$181,246
Gas	41,746	32,810	200,695	102,954

Total operating revenues	134,045	127,730	381,994	284,200

Operating expenses:
Cost of fuel	24,704	23,148	53,964	52,147
Cost of gas	25,816	17,474	152,496	58,406
Purchased power	9,547	15,000	19,659	17,899
Other operations and maintenance	33,439	27,393	62,474	53,256
Depreciation and amortization	17,244	17,668	34,469	35,077
Income taxes	3,288	4,658	9,944	13,240
Other taxes	8,791	8,589	21,659	20,456

Total operating expenses	122,829	113,930	354,665	250,481

Operating income	11,216	13,800	27,329	33,719

Other income and deductions:
Company-owned life insurance, net	(316)	(246)	(618)	(521)
Other, net	2,833	(541)	5,285	67

Total other income and (deductions)	2,517	(787)	4,667	(454)

Income before interest expense	13,733	13,013	31,996	33,265

Interest expenses:
Interest on long-term debt	4,329	4,329	8,657	8,860
Cost of borrowed funds capitalized	(26)	(99)	(44)	(202)
Other	1,856	1,018	3,478	1,999

Total interest expense	6,159	5,248	12,091	10,657

Net income	7,574	7,765	19,905	22,608

Dividends on preferred stock	539	1,058	1,079	1,898

Income available for common stock	7,035	6,707	18,826	20,710
Other comprehensive income (loss)	(6,620)	—	(6,869)	—

Comprehensive income	$415	$6,707	$11,957	$20,710

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities:
Net income before preferred dividends	$19,905	$22,608

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	34,469	35,077
Deferred income taxes, investment tax credit and regulatory liability, net	(10,015)	(6,013)
Changes in operating assets and liabilities:
Increase in accounts receivable	(16,687)	(3,173)
Decrease in fuel, materials and supplies, and gas in underground storage	5,787	6,672
Decrease in unbilled revenue	39,483	10,001
Increase (decrease) in accounts payable	(40,629)	4,999
Decrease in accrued taxes and interest	(2,064)	(13,755)
Capital lease payments	323	323
Decrease in other current assets	15,954	2,130
Increase in other current liabilities	12,612	157
Increase in other non-current assets	(14,174)	(6,083)
Increase (decrease) in other non-current liabilities	2,725	(1,746)

Net cash provided by operating activities	47,689	51,197

Cash flows from investing activities:
Capital expenditures	(24,532)	(23,831)
Other	(8,050)	(2,664)

Net cash used in investing activities	(32,582)	(26,495)

Cash flow from financing activities:
Common dividends paid	(30,000)	(16,000)
Preferred dividends paid	(1,079)	(1,897)
Payments on capital lease obligation	(323)	(323)
Increase in short-term borrowing	13,134	9,800
Long-term debt retired	—	(30,000)
Long-term debt issued	—	8,000

Net cash used in financing activities	(18,268)	(30,420)

Net decrease in cash and temporary cash investments	(3,161)	(5,718)

Cash and temporary cash investments at beginning of year	8,777	8,548

Cash and temporary cash investments at June 30	$5,616	$2,830

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest (net of cost of borrowed funds capitalized)	$13,249	$13,881

Income taxes	$17,508	$30,391

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended June 30, 2001

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)

Revenues	$92,299	$41,746	$26,210	$9,460	$169,715
Interest income	—	—	120	65	185

Total	92,299	41,746	26,330	9,525	169,900

Operating expenses	65,837	36,460	22,511	6,695	131,503
Depreciation and amortization	11,768	5,476	—	4,576	21,820

Total	77,605	41,936	22,511	11,271	153,323

Interest expense	4,441	1,744	—	11,660	17,845
Preferred stock dividends	—	—	539	—	539
Fixed charges and other expenses	(26)	—	316	—	290

Total	4,415	1,744	855	11,660	18,674

Income before income taxes	10,279	(1,934)	2,964	(13,406)	(2,097)
Income taxes	4,058	(770)	986	(4,061)	213

Segment net income	$6,221	$(1,164)	$1,978	$(9,345)	$(2,310)

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Three Months Ended June 30, 2000

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)
Revenues	$94,920	$32,810	$10,443	$5,395	$143,568
Interest income	—	—	26	39	65

Total	94,920	32,810	10,469	5,434	143,633

Operating expenses	64,832	26,772	12,021	4,196	107,821
Depreciation and amortization	12,372	5,296	—	3,613	21,281

Total	77,204	32,068	12,021	7,809	129,102

Interest expense	3,818	1,529	—	11,896	17,243
Preferred stock dividends	—	—	1,058	—	1,058
Fixed charges and other expenses	(99)	—	246	—	147

Total	3,719	1,529	1,304	11,896	18,448

Income before income taxes	13,997	(787)	(2,856)	(14,271)	(3,917)
Income taxes	4,961	(303)	(1,011)	(4,635)	(988)

Segment net income	$9,036	$(484)	$(1,845)	$(9,636)	$(2,929)

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Six Months Ended June 30, 2001

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)

Revenues	$181,299	$200,695	$39,004	$25,330	$446,328
Interest income	—	—	280	155	435

Total	181,299	200,695	39,284	25,485	446,763

Operating expenses	134,336	175,916	32,289	19,842	362,383
Depreciation and amortization	23,524	10,945	—	8,441	42,910

Total	157,860	186,861	32,289	28,283	405,293

Interest expense	8,664	3,471	—	23,531	35,666
Preferred stock dividends	—	—	1,079	—	1,079
Fixed charges and other expenses	(44)	—	618	—	574

Total	8,620	3,471	1,697	23,531	37,319

Income before income taxes	14,819	10,363	5,298	(26,329)	4,151
Income taxes	5,819	4,125	1,710	(8,418)	3,236

Segment net income	$9,000	$6,238	$3,588	$(17,911)	$915

See Notes to Consolidated Financial Statements.

Statements of Segments of Business
CILCORP Inc. and Subsidiaries
Six Months Ended June 30, 2000

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)
Revenues	$181,246	$102,954	$18,784	$11,610	$314,594
Interest income	—	—	69	93	162

Total	181,246	102,954	18,853	11,703	314,756

Operating expenses	122,631	79,533	20,151	7,102	229,417
Depreciation and amortization	24,573	10,504	—	7,225	42,302

Total	147,204	90,037	20,151	14,327	271,719

Interest expense	7,753	3,106	—	23,727	34,586
Preferred stock dividends	—	—	1,898	—	1,898
Fixed charges and other expenses	(202)	—	521	—	319

Total	7,551	3,106	2,419	23,727	36,803

Income before income taxes	26,491	9,811	(3,717)	(26,351)	6,234
Income taxes	9,321	3,919	(1,365)	(8,421)	3,454

Segment net income	$17,170	$5,892	$(2,352)	$(17,930)	$2,780

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

AES completed the acquisition of 100% of CILCORP's outstanding stock on October 18, 1999.  The merger was accounted for using the purchase method of accounting.  Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed.  The excess of the purchase price over the fair value of the net assets acquired of approximately $573 million was recorded as goodwill at CILCORP and is being amortized over 40 years.  This initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company.  During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates.  The primary effect of these adjustments was to increase goodwill by approximately $40 million, to increase utility plant by $28.4 million (offset by deferred taxes of $11.3 million), and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $44 million and net customer contract intangibles of approximately $17 million).  Changes to the Company's estimates after October 2000, if any, will be recorded in results of operations.

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

NOTE 2.  Contingencies

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered.  QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment.  In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract.  This suit was subsequently removed to U.S. District Court, Northern District of California.  The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, were consolidated with the suit in the U.S. District Court, Northern District of California.  In December 2000, the two customers filed counterclaims against QST Energy.  On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits.  A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at June 30, 2001.  CILCORP had reserved $4.5 million as a preacquisition contingency related to this litigation.  Consequently, the net write-off during the third quarter will be approximately $2.5 million.

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

At its meeting on December 20, 2000, the ICC issued an order that modified the Hearing Examiner's Proposed Order.  The December 20 ICC pronouncement ordered CILCO to refund $20.9 million to customers in addition to the $3.4 million proposed by the Hearing Examiner.  These refunds would have been made by adjusting the February 2001 FAC recovery factor and continuing the adjustment in subsequent months until the entire amount was refunded to customers.  CILCO strongly disagrees with the ICC order and believes, among other things, that it conflicts with federal law.  The Federal Energy Regulatory Commission (FERC) previously reached a different conclusion with respect to the issues giving rise to the $20.9 million refund.  The ICC's order fails to recognize the preemptive jurisdiction of FERC.  The ICC's order to refund $20.9 million also results in a duplication of a portion of the Hearing Examiner's previously recommended $3.4 million refund.  CILCO petitioned the ICC for a rehearing and a stay of the refund order.  The ICC granted CILCO's request for a rehearing and stayed the refund order.

The ICC issued an order on the rehearing on July 5, 2001.  This order requires CILCO to refund a total of $21.9 million.  On July 24, 2001, CILCO filed a motion with the ICC to stay this order, to allow time for CILCO to complete and file a settlement resolving this and other issues relating to prior and future fuel costs.  On July 31, 2001, the ICC granted CILCO’s request to stay the July 5 order through August 24, 2001.  On August 3, 2001, CILCO petitioned the ICC for a rehearing of the July 5 order to preserve its legal alternatives.  CILCO also filed a settlement agreement resolving issues related to the 1999 and 2000 FAC filings.  As part of the settlement, CILCO agrees to refund $17.8 million related to the 1999 FAC and $2.6 million related to the 2000 FAC.  These refunds will be paid over a six month period plus accrued interest on the unpaid balance.  As a condition of the settlement agreement, CILCO also agrees to file a petition to eliminate the FAC within 21 days of an order approving the settlement.  Elimination of the FAC is a prerequisite to utility restructuring, as provided for in the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law).  Elimination of the FAC will expose the Company to market risk with respect to the cost of fuel and purchased power required to serve native load customers.

The refund required under either the July 5 order or the settlement, if approved, would have a material effect upon the Company.  While the Company cannot predict the ultimate outcome of these matters, management does not at this time consider it probable that the ICC will approve the settlement, and will thus not refund the $17.8 million related to the 1999 FAC.  The Company has reserved the right to, and will, take any legal action necessary to challenge the July 5 order if the settlement is not approved.  Accordingly, no reserve for the refunds has been recorded in the Company’s financial statements, other than a $4 million pre-acquisition contingency recorded in 2000.

NOTE 3.  Accounting for Price Risk Management Activities

CILCORP utilizes commodity futures contracts, options and swaps in the normal course of its non-regulated natural gas and electric business activities to reduce market or price risk.  Gains and losses arising from derivative financial instrument transactions, related to non-regulated activities, which hedge the impact of fluctuations in energy prices are recognized in income concurrent with the related purchases and sales of the commodity.  If a derivative financial instrument contract is terminated because it is probable that a transaction or forecasted transaction will not occur, any gain or loss as of such date is immediately recognized.  CILCORP is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments.  Due to market conditions, at times CILCORP may have unmatched commitments to purchase and sell energy on a price and quantity basis.  Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment.  Market risks are monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) on January 1, 2001, and recorded the effects of implementation in Other Comprehensive Income (OCI) as a change in accounting principle.  The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001.  These derivatives are related to non-regulated activities and are being accounted for as fully-effective cash-flow hedges.  The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax gain of $1,667,800.

Gains/losses on non-regulated activities are reflected in operating results as commitments are fulfilled and the related derivative financial instruments are settled.  The net loss reflected in operating results from derivative financial instruments for non-regulated activities for the quarter ended June 30, 2001, was $479,800 for natural gas (included in Gas Purchased for Resale).  There were no outstanding derivative financial instruments for electricity during the quarter ended June 30, 2001.  The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI.  The open derivative positions are then marked-to-market through OCI.  The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $4,704,100 for the quarter ended June 30, 2001.  The after-tax balance in OCI associated with these open derivative positions at June 30, 2001, was $4,953,200.  This portion of OCI reflects hedges of natural gas sales of 5,720,000 mmBtu or 5.7 Bcf for commitments through March 2003.

In May 2001, the Company implemented a winter 2001-2002 hedging strategy related to regulated gas activities.  This strategy utilizes collars (a combination of a put option and a call option) and futures to help protect customers who are charged the Company's Purchased Gas Adjustment (PGA) from large price fluctuations.  The Company enters into these collars based on pre-defined criteria and only when entering into the collar produces a premium credit.  This premium credit is being deferred until the month of delivery.  This strategy does not result in any income impacts since all gains/losses and premium credits will be passed along to the customer in the month of delivery.  The Company is accounting for these hedges as cash-flow hedges and is recognizing the mark-to-market value in OCI, consistent with SFAS 133.  In the month of delivery, any related mark-to-market value will be removed from OCI and charged/credited to the customer.  For the quarter ended June 30, 2001, an after-tax mark-to-market loss of $1,915,400 was recorded in OCI.  This portion of OCI reflects hedges of natural gas sales of 7,170,000 mmBtu or 7.2 Bcf for commitments through March 2002.

The FASB met in June 2001 and determined that certain electricity capacity contracts meet the "normal purchases and normal sales" exception as set forth in SFAS 138.  The Company was not previously accounting for such contracts as derivatives, therefore this clarification reinforces the Company's current accounting practices with regard to capacity contracts.

NOTE 4.  Other Comprehensive Income

Rollforward of Accumulated Other Comprehensive Income—CILCORP Inc.

	Pension	SFAS 133	Total

	(In thousands)

Accumulated other comprehensive loss—March 31, 2001 balance	$(450)	$(249)	$(699)

Other comprehensive loss—SFAS 133	—	(6,620)	(6,620)

Accumulated other comprehensive loss—June 30, 2001 balance	$(450)	$(6,869)	$(7,319)

Rollforward of Accumulated Other Comprehensive Income—Central Illinois Light Company

	Pension	SFAS 133	Total

	(In thousands)
Accumulated other comprehensive loss—March 31, 2001 balance	$(975)	$(249)	$(1,224)

Other comprehensive loss—SFAS 133	—	(6,620)	(6,620)

Accumulated other comprehensive loss—June 30, 2001 balance	$(975)	$(6,869)	$(7,844)

NOTE 5.  Impact of Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).

SFAS 141 requires that all business combinations be accounted for using the purchase method and applies to all business combinations initiated after June 30, 2001.  Certain transition provisions apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its consolidated financial position or results of operations.

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

In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana.  Following this announcement, AES indicated that as part of the SEC approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA).  On March 23, 2001, AES received an order from the SEC which allowed AES' continued exemption from PUHCA.  The exemption order required AES to divest its ownership interests in CILCO's regulated utility assets within two years of the closing (March 27, 2001) of AES' acquisition of IPALCO.

Financial results reflect application of the purchase method of accounting to the merger.  Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed.  Any excess of the purchase price over the fair value of the net assets acquired is allocated to goodwill.  As a result, CILCORP has recorded purchase accounting fair value adjustments to plant in service, pension and other post-retirement liabilities, an out-of-market long-term coal contract, and other balance sheet items.  After reflecting these adjustments, the Company also recorded goodwill.  See Note 1 to the Consolidated Financial Statements for further discussion related to purchase accounting.  The adjustments are reflected in CILCORP's financial statements.

Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company intends to focus on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Competition).  This law enables CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois customers outside its traditional Central Illinois service territory.  As a result of these events, the Company reported the results of QST and its subsidiaries (excluding CILCORP Infraservices Inc. and residual interests in ESE Land Corporation) as discontinued operations (see Results of Operations – QST Enterprises Discontinued Operations).

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

CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis.  On June 30, 2001, CILCORP had committed bank lines of credit of $50 million, of which $31 million was used.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029).  Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

CILCORP had $17.5 million of medium-term notes outstanding at June 30, 2001.  With the issuance of the senior notes in October 1999, CILCORP can no longer issue debt under its medium-term note program.

CILCO

Capital expenditures totaled $24.5 million for the six months ended June 30, 2001.  Capital expenditures are anticipated to be approximately $25.6 million  for the remainder of 2001 and are currently estimated to be $112 million in 2002.  The projected increase in 2002 is primarily due to installation of NOx reduction equipment.

In the first quarter of 2001, CILCO obtained two short-term bank loans totaling $25 million to finance the purchase of natural gas.  The additional working capital was necessary as a result of the significant increase in natural gas prices relative to the timing of the recovery of the costs through the Purchased Gas Adjustment (PGA).  The bank loans matured in the second quarter of 2001.  In the third quarter of 2001, CILCO obtained an additional $15 million short-term bank loan.  CILCO expects to issue commercial paper periodically during 2001, and is currently authorized by its Board of Directors to issue up to $150 million of short–term debt.  At June 30, 2001, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance.  CILCO had $80.4 million of commercial paper outstanding at June 30, 2001.  During 2001, CILCO expects to continue to support commercial paper issuance with its bank lines of credit.  CILCO plans to finance its 2001 and 2002 capital expenditures primarily with funds provided by operations.  CILCORP's parent, AES, may also provide equity capital to support CILCO's capital expenditures or other financing requirements.  Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).  CILCORP is also evaluating other financing alternatives to supplement or replace current short-term financing as well as to provide for long-term financing of 2002 capital expenditures.

CIM

At June 30, 2001, CIM had outstanding debt of $15.8 million, borrowed from CILCORP.

CVI

At June 30, 2001, CVI had outstanding debt of $5.1 million, borrowed from CILCORP.

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

The Customer Choice Law also requires electric base rate reductions that vary by utility.  CILCO reduced its residential base rates by 2% in August 1998 and by 2% in October 2000 and must reduce base rates by an additional 1% in October 2002.  Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30 year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points.  If CILCO's two-year average return on common equity exceeds the two–year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

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

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi–year contracts with targeted customers representing approximately 45% of total 2000 electric kWh sales to non–residential customers.  These contracts, most of which expire from 2001 to 2002, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.  CILCO is either negotiating new contracts with those customers or returning them to tariffs as the contracts expire in 2001.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted.  As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant.  However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements.  As of June 30, 2001, all eligible electric customers continue to purchase their electricity supply from CILCO, other than those who self-generate.  As of June 30, 2001, CILCO has contracts totaling approximately 2.5 million megawatt hours of new retail load outside of its service territory.  CILCO will supply these new customers by primarily purchasing electricity from other suppliers.  CILCO has made the necessary firm supply and transmission arrangements to meet customer requirements.

Market Risk Sensitive Instruments

CILCORP is exposed to non-trading risks through its daily business activities.  These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and CILCORP's non-regulated commodity marketing activities.

The majority of CILCORP's energy sales during the first six months of 2001 were to CILCO retail customers in Illinois under tariffs regulated by the ICC.  Although the Illinois retail electric market is becoming deregulated (see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Competition), prudently incurred costs of fuel used to generate electricity and purchased power costs may be recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC).  Thus, there has been very limited commodity price risk associated with CILCO's traditional regulated sales.  However, as more customers in Illinois purchase energy on a competitive basis pursuant to the current Illinois deregulation timetable, CILCO's exposure to commodity price risk will increase.  Also, CILCO's exposure to commodity price risk will increase if the FAC is eliminated.

The market risk inherent in the activities of CILCORP is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains.  The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand.  At June 30, 2001, CILCORP engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability.  These non-regulated activities had net open market price risk positions of approximately 1,397,000 MWh of electricity and 5,720,000 Mcf of natural gas.  A market price sensitivity of 10% applied to these positions is not material to the Company.  See Note 3 for a discussion of CILCORP's use of financial derivatives for hedging purposes.  Due to the high correlation between the changes in the value of the financial instrument positions held by CILCORP and the change in price of the underlying commodity, the net effect on CILCORP's net income resulting from the change in value of these financial instruments is not expected to be material.

Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 2001 and 2000.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
	(In thousands)
	(Unaudited)
Components of Electric Operating Income

Revenue:
Electric retail	$87,361	$88,557	$172,896	$170,584
Sales for resale	4,938	6,363	8,403	10,662

Total revenue	92,299	94,920	181,299	181,246

Cost of sales:
Cost of fuel	24,704	23,148	53,964	52,147
Purchased power	9,547	15,000	19,659	17,899
Revenue taxes	4,337	4,377	9,547	9,162

Total cost of sales	38,588	42,525	83,170	79,208

Gross margin	53,711	52,395	98,129	102,038

Operating expenses
Other operations and maintenance	24,906	20,349	46,328	38,844
Depreciation and amortization	11,768	12,372	23,524	24,573
Other taxes	2,343	1,958	4,838	4,579

Total operating expenses	39,017	34,679	74,690	67,996

Total	14,694	17,716	23,439	34,042

Fixed charges and other
Interest on long-term debt	3,091	3,091	6,181	6,326
Cost of borrowed funds capitalized	(26)	(99)	(44)	(202)
Other interest	1,350	727	2,483	1,427

Total	4,415	3,719	8,620	7,551

Income before income taxes	10,279	13,997	14,819	26,491
Income taxes	4,058	4,961	5,819	9,321

Electric income	$6,221	$9,036	$9,000	$17,170

Electric gross margin increased 3% for the quarter and decreased 4% for the six months ended June 30, 2001, compared to the same periods in 2000.  The increase in gross margin for the quarter was due to a reduction in non-energy purchased power costs which are not passed through the Fuel Adjustment Clause (FAC).  The decrease in electric gross margin for the six months ended was due primarily to decreased wholesale power sales and increased purchased power costs.  On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the Illinois Commerce Commission (ICC) ordered changes in CILCO’s calculation of allowable fuel costs applicable to sales subject to the FAC.  These changes revised the allocation of generated and purchased power between regulated and non-regulated sales.  As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001.  On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts.  The emergency rule restored the previous calculation method for off-system non-regulated sales in an attempt to fairly allocate costs between regulated and non-regulated sales.  On July 25, 2001, the ICC entered a final order, amending the emergency rule, which changed the method for allocating fuel costs to non-regulated sales.

Industrial sales increased 5% for the quarter and remained constant for the six months ended June 30, 2001, compared to the same periods in 2000.  Residential sales decreased 4% for the quarter and increased 5% for the six months ended June 30, 2001, compared to the same periods in 2000.  Commercial sales increased 1% for the quarter and 3% for the six months ended June 30, 2001, compared to the same periods in 2000.  Retail kilowatt hour (kWh) sales increased 1% for the quarter and 2% for the six months ended June 30, 2001, compared to the same periods in 2000.  Cooling degree days were 11% higher for May and June 2001, compared to the same period in 2000.

Sales for resale decreased 22% for the quarter and 21% for the six months ended June 30, 2001, compared to the same periods in 2000.  Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO’s available capacity for bulk power sales and the price of power available for sale.  CILCO’s activity in the sales for resale and purchased power markets is expected to increase as a result of retail deregulation in the Illinois market.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term.  CILCO’s electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel increased 7% for the quarter and 3% for the six months ended June 30, 2001, compared to the same periods in 2000.  Purchased power decreased 36% and increased 10% for the quarter and six months ended June 30, 2001, respectively, compared to the same periods in 2000.

Electric operation and maintenance expense increased 22% for the quarter and 19% for the six months ended June 30, 2001, compared to the same periods in 2000.  The increase was mainly due to a lower return on pension assets in 2000, and to increased costs for power plant operations, uncollectible accounts and tree trimming.

Income taxes expense decreased for the quarter and six months ended June 30, 2001, due to decreases in pre-tax operating income.

Fixed charges and other expenses increased 19% for the quarter and 14% for the six months ended June 30, 2001, compared to the same periods in 2000, primarily due to higher interest expense.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In thousands)
	(Unaudited)
Components of Gas Operating Income

Revenue:
Sale of gas	$40,491	$31,667	$197,964	$100,440
Transportation services	1,255	1,143	2,731	2,514

Total revenue	41,746	32,810	200,695	102,954

Cost of sales:
Cost of gas	25,816	17,474	152,496	58,406
Revenue taxes	1,594	1,629	6,139	5,260

Total cost of sales	27,410	19,103	158,635	63,666

Gross margin	14,336	13,707	42,060	39,288

Operating expenses
Other operations and maintenance	8,533	7,044	16,146	14,412
Depreciation and amortization	5,476	5,296	10,945	10,504
Other taxes	517	625	1,135	1,455

Total operating expenses	14,526	12,965	28,226	26,371

Total	(190)	742	13,834	12,917

Fixed charges and other
Interest on long-term debt	1,238	1,238	2,476	2,534
Other interest expense	506	291	995	572

Total	1,744	1,529	3,471	3,106

Income (loss) before income taxes	(1,934)	(787)	10,363	9,811
Income taxes	(770)	(303)	4,125	3,919

Gas income (loss)	$(1,164)	$(484)	$6,238	$5,892

Gas gross margin increased 5% for the quarter and 7% for the six months ended June 30, 2001, compared to the same periods in 2000.  Residential sales volumes remained constant for the quarter and increased 8% for the six months ended June 30, 2001.  Commercial sales volumes decreased 6% for the quarter and increased 1% for the six months ended June 30, 2001.  Heating degree days were 22% lower for the quarter and 14% higher for the six months ended June 30, 2001, compared to the same periods in 2000.  Industrial sales volumes increased 3.0% for the quarter and 25% for the six months ended June 30, 2001, due to increased retail system use sales to transportation customers.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term.  CILCO’s gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services increased 10% and 9% for the quarter and six months ended June 30, 2001, respectively, while gas transportation sales volumes decreased 14% for the quarter and 10% for the six months ended June 30, 2001, compared to the same periods in 2000.  Decreases in lower margin industrial gas transportation sales were offset by increases in higher margin commercial gas transportation sales.

The cost of gas increased 48% for the quarter and 161% for the six months ended June 30, 2001, compared to the same periods in 2000, due to increased gas sales and higher natural gas prices during the quarter and six months ended June 30, 2001.  These higher natural gas prices were passed through to customers via the PGA.

Gas operation and maintenance expense increased 21% and 12%, respectively, for the quarter and six months ended June 30, 2001, compared to the same periods in 2000.  The increases were primarily due to an increased uncollectible accounts expense, lower return on pension assets and increased gas distribution maintenance costs partially offset by decreased telecommunication expense and public liability claims.

Fixed charges and other expenses increased 14% and 12% for the quarter and six months ended June 30, 2001, compared to the same periods in 2000, mainly due to higher interest expense.

CILCO Other Operations

The following table summarizes CILCO’s other income and deductions for the three months and six months ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In thousands)
	(Unaudited)
Components of CILCO Other

Revenue	$26,210	$10,443	$39,004	$18,784
Expense	(22,419)	(11,681)	(31,903)	(19,489)

Gross margin (deficit)	3,791	(1,238)	7,101	(705)

Other income and deductions:
Interest income	120	26	280	69
Operating expenses	(92)	(339)	(386)	(660)
Other taxes	—	(1)	—	(2)
Preferred stock dividends	(539)	(1,058)	(1,079)	(1,898)
Other	(316)	(246)	(618)	(521)

Total other income and deductions	(827)	(1,618)	(1,803)	(3,012)

Income (loss) before income taxes	2,964	(2,856)	5,298	(3,717)
Income taxes (benefit)	986	(1,011)	1,710	(1,365)

Other income (loss)	$1,978	$(1,845)	$3,588	$(2,352)

Gross margin increased for the quarter and six months ended June 30, 2001, compared to the same periods in 2000, primarily due to increased non-regulated electricity sales in Illinois outside of CILCO’s service territory and ICC mandated changes in the manner in which generated and purchased power costs are allocated between regulated and non-regulated sales (see Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – CILCO Electric Operations).   These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

Preferred stock dividends decreased for the quarter and six months ended June 30, 2001, compared to the same periods in 2000, due to the redemption of $25 million of auction rate preferred stock in July 2000.

Other Businesses Operations

The following table summarizes Other Businesses revenue and expenses for the three months and six months ended June 30, 2001 and 2000.  Other Businesses results include income earned and expenses incurred at the Holding Company, CIM, CVI, and CILCORP Infraservices Inc.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000
	(In thousands)
	(Unaudited)
Components of Other Businesses
Net Loss

Revenue:
Leveraged lease revenue	$1,343	$1,435	$2,739	$4,750
Interest income	65	39	155	93
Gas marketing revenue	7,458	3,084	21,439	5,393
Other revenue	659	876	1,152	1,467

Total revenue	9,525	5,434	25,485	11,703

Expenses:
Gas purchased for resale	7,595	3,025	21,603	5,156
Fuel for generation and purchased power	(1,334)	—	(2,668)	—
Operating expenses	414	1,163	861	1,826
Depreciation and amortization	4,576	3,613	8,441	7,225
Interest expense	11,660	11,896	23,531	23,727
Other taxes	20	8	46	120

Total expenses	22,931	19,705	51,814	38,054

Loss before income taxes	(13,406)	(14,271)	(26,329)	(26,351)

Income tax benefit	(4,061)	(4,635)	(8,418)	(8,421)

Other Businesses net loss	$(9,345)	$(9,636)	$(17,911)	$(17,930)

Leveraged lease revenues decreased 42% for the six months ended June 30, 2001, primarily due to the termination of the Company’s dragline lease in the first quarter of 2001.

Gas marketing revenues and gas purchased for resale at CVI subsidiary, CILCORP Energy Services Inc., increased significantly due to increased gas marketing sales and higher natural gas prices.

Interest expense remained relatively constant for the six months ended June 30, 2001.  Depreciation and amortization increased following the finalization of purchase price allocations in the fourth quarter of 2000.

Fuel for generation and purchased power was impacted in 2001 by $2.7 million in amortization related to the purchase accounting adjustment for the out-of-market Freeman coal contract.

The income tax benefit remained relatively constant in the six months ended June 30, 2001, compared to the corresponding period in 2000.

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

QST Enterprises’ financial results were applied against the discontinued operations provision, resulting in no net income or loss for the six months ended June 30, 2001, and 2000.

In February 1999, QST Energy notified two of its California commercial customers that they were in default of their contracts with QST Energy as a result of not paying QST Energy for energy delivered.  QST Energy filed two suits in the U.S. District Court, Central District of Illinois, seeking payment.  In March 1999, the customers filed a suit in California Superior Court, Alameda County, California, alleging that QST Energy was in breach of the contract.  This suit was subsequently removed to U.S. District Court, Northern District of California.  The two suits filed by QST Energy in the U.S. District Court, Central District of Illinois, were consolidated with the suit in the U.S. District Court, Northern District of California.  In December 2000, the two customers filed counterclaims against QST Energy.  On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits.  A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at June 30, 2001.  CILCORP had reserved $4.5 million as a preacquisition contingency related to this litigation.  Consequently, the net write-off during the third quarter will be approximately $2.5 million.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to “Fuel Supply – Coal” and “Electric Fuel and Purchased Gas Adjustment Clauses” of Item 1.  Business,  “Environmental Matters” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and to “Note 7 – Commitments and Contingencies” of Item 8.  Financial Statements and Supplementary Data in the Company’s 2000 Annual Report on Form 10-K and to “Note 2 – Contingencies” and “QST Enterprises Discontinued Operations”, herein, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

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

Date August 8, 2001
/s/ R. J. Sprowls
Vice President

Date August 8, 2001
/s/ T. S. Romanowski
Chief Financial Officer
And Treasurer

CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

Date August 8, 2001
/s/ R. J. Sprowls
President

Date August 8, 2001
/s/ T. S. Romanowski
Chief Financial Officer
And Treasurer