Form 10-K405
period 2001-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2002-03-27
CIK 762129, 18651

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 115(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                              to

Commission File Number	Registrant; State of Incorporation; Address; and Telephone Number	IRS Employer Identification No.
1-8946	CILCORP Inc. (An Illinois Corporation) 300 Liberty Street Peoria, Illinois 61602 (309) 677-5230	37-1169387
1-2732	CENTRAL ILLINOIS LIGHT COMPANY (An Illinois Corporation) 300 Liberty Street Peoria, Illinois 61602 (309) 677-5230	37-0211050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class so registered	Name of each exchange on which registered
CILCO Preferred Stock, Cumulative $100 par, 4 1/2% series	New York

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        At March 15, 2002, there was no voting stock of CILCORP Inc. (CILCORP) held by nonaffiliates. On that date, 1,000 common shares (no par value) were outstanding and privately held, beneficially and of record, by The AES Corporation.

        At March 15, 2002, the aggregate market value of the voting stock of Central Illinois Light Company (CILCO) held by nonaffiliates was approximately $34.6 million. The voting stock of CILCO consists of its common and preferred stock. On that date, 13,563,871 shares of CILCO's common stock, no par value, were issued and outstanding and privately held, beneficially and of record, by CILCORP Inc.

DOCUMENT INCORPORATED BY REFERENCE

        Central Illinois Light Company's Proxy Statement, to be filed not later than April 15, 2002, in connection with its Annual Meeting to be held on May 21, 2002, is incorporated by reference into Part I and Part III hereof.

CILCORP INC.
and
Central Illinois Light Company
2001 Form 10-K Annual Report

        This combined Form 10-K is filed separately by CILCORP Inc. and Central Illinois Light Company (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

Table of Contents

		Page
Glossary		5-6
	Part I
Item 1.	Business
	CILCORP Inc. and Subsidiaries	7-8
	Business of CILCO	8
	Electric Service	8-9
	Gas Service	9
	Regulation	9
	Electric Fuel and Purchased Gas Adjustment Clauses	10
	Fuel Supply—Coal	10
	Natural Gas Supply	10-11
	Financing and Capital Expenditures Programs	11
	Environmental Matters	11
	Significant Customer	11
	Franchises	11
	Competition	11
	People	12
	Union Contracts	12
	Business of QST	12
	Other Businesses	12
	CIM	12
	CVI	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13-14
Item 4.	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Registrants	14-16
	Part II
Item 5.	Market for the Registrants' Common Equity and Related Stockholder Matters	17
Item 6.	Selected Financial Data	17
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-42
Item 8.	Financial Statements and Supplementary Data	43-103
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	104

	Part III
Item 10.	Directors and Executive Officers of the Registrants	104-105
Item 11.	Executive Compensation	106-111
Item 12.	Security Ownership of Certain Beneficial Owners and Management	112
Item 13.	Certain Relationships and Related Transactions	112
	Part IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	113-116

GLOSSARY OF TERMS

        When used herein, the following terms have the meanings indicated.

AES—The AES Corporation, parent of CILCORP Inc.

AFUDC—Allowance for Funds Used During Construction

BTU—British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water one degree
            Fahrenheit.

Bcf—Billion cubic feet

Caterpillar—Caterpillar Inc., CILCO's largest customer

CECO—CILCO Energy Corporation

CEDCO—CILCO Exploration and Development Company

CESI—CILCORP Energy Services Inc.

CIGI—Central Illinois Generation, Inc., incorporated on November 15, 2001

CII—CILCORP Infraservices Inc.

CILCO—Central Illinois Light Company

CILCORP—CILCORP Inc.

CIM—CILCORP Investment Management Inc.

CLM—CILCORP Lease Management Inc.

Company—CILCORP Inc. and subsidiaries

Cooling Degree Day—	The measure of the extent to which the average of high and low temperatures for a day rises above 65 degrees Fahrenheit (annual degree days above historic average indicate warmer than average temperatures); the historic average provided by The National Weather Service for 30-year period.

CVI—CILCORP Ventures Inc.

DSM—Demand Side Management. The process of helping customers control how they use energy resources.

FAC—Fuel Adjustment Clause

FASB—Financial Accounting Standards Board

FERC—Federal Energy Regulatory Commission

Heating Degree Day—	The measure of the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicates cooler than average temperatures); the historic average provided by The National Weather Service for 30-year period.

Holding Company—CILCORP Inc.

ICC—Illinois Commerce Commission

IEPA—Illinois Environmental Protection Agency

KW—Kilowatt, a thousand watts

kWh— Kilowatt-hour, one thousand watts used for one hour (unit of work)

MCF—One thousand cubic feet

MW—Megawatt, a million watts

NOx—Nitrogen oxide

PGA—Purchased Gas Adjustment

Pre-merger Period—January 1, 1999, through October 18, 1999

Post-merger Period—October 19, 1999, through December 31, 1999

PUHCA—Public Utility Holding Company Act of 1935

QST—QST Enterprises Inc.

QST Energy—QST Energy Inc.

QST Environmental—QST Environmental Inc.

QST Trading—QST Energy Trading Inc.

SEC—Securities and Exchange Commission

SFAS—Statement of Financial Accounting Standards

SO2—Sulfur dioxide

Therm—	Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume); a therm is also equal to 100,000 BTUs (energy).

USEPA—U.S. Environmental Protection Agency

PART I

Item 1. Business

CILCORP INC. AND SUBSIDIARIES

        CILCORP Inc. (CILCORP or the Holding Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and results from continuing operations of CILCORP and its subsidiaries (The Company) primarily reflect the operations of Central Illinois Light Company (CILCO), CILCORP's principal business subsidiary. In the fourth quarter of 1998, the operations of CILCORP first-tier subsidiary QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) were discontinued (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) and, therefore, are being reported as discontinued operations in the financial statements. The Holding Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of ESE Land Corporation, CILCORP Infraservices Inc., and the Holding Company itself, are collectively referred to herein as Other Businesses. CILCORP owns 100% of the common stock of all of its subsidiaries.

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

        CILCO has three wholly-owned subsidiaries, CILCO Exploration and Development Company (CEDCO), CILCO Energy Corporation (CECO) and Central Illinois Generation, Inc. (CIGI). CEDCO was formed to engage in the exploration and development of gas, oil, coal and other mineral resources. CECO was formed to research and develop new sources of energy, including the conversion of coal and other minerals into gas. The operations of CEDCO and CECO are not currently significant. CIGI is an inactive subsidiary incorporated on November 15, 2001. CIGI was formed in anticipation of CILCO's filing with the Illinois Commerce Commission (ICC) seeking approval to transfer substantially all of its electric generation assets to a non-regulated subsidiary. CILCO filed a Notice of Transfer of Assets with the ICC on February 13, 2002. The ICC is required to act on this filing within 90 days of submission. CILCO expects the ICC to approve its filing.

        QST, formed in December 1995, provided energy and energy-related services to a broad spectrum of retail and wholesale customers through its subsidiary, QST Energy Inc. (QST Energy). QST Energy has one wholly-owned subsidiary—QST Energy Trading Inc. (QST Trading), which purchased and sold energy in the wholesale market. QST provided engineering and environmental consulting services through wholly-owned subsidiary QST Environmental, which it sold to MACTEC, Inc. for approximately $18 million in cash, on June 24, 1999. In the fourth quarter of 1998, QST decided to discontinue its energy operations and report their results as discontinued. Refer to the caption "QST Enterprises Discontinued Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        CIM manages the Company's investment portfolio. CIM holds seven leveraged lease investments through three wholly-owned subsidiaries: CILCORP Lease Management Inc., which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non-regulated, independent power production facilities. CIM also directly owns limited partnership interests in affordable housing portfolios.

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

        The following table summarizes the relative contribution of each business group to consolidated assets at December 31, 2001, and to revenue and net income for the year ended December 31, 2001.

	Assets	Revenue	Net Income (Loss)
	(In thousands)
CILCO	$1,041,713	$760,065	$12,681
Other Businesses	774,009	54,805	15,664

Total Continuing Operations			28,345
QST Discontinued Operations			(4,380)

Net Income			$23,965

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

        CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas industries. These include increased competition in wholesale and retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ELECTRIC SERVICE

        CILCO furnishes electric service to retail customers in 136 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Morton). At December 31, 2001, CILCO had approximately 201,000 retail electric customers.

        CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, two natural gas combustion turbine generators and 16 diesel-fueled power modules. The natural gas combustion turbine generators and the power modules are typically used for peaking service. The 2001 system peak demand was 1,287 MW on July 31, 2001. This was a new all-time system peak demand.

        The system peak demand for 2002 is estimated to be 1,269 MW with a planned reserve margin of approximately 16%. The planned reserve margin takes into account 88 MW of net firm purchased power, approximately 64 MWs of interruptible industrial load and 135 MWs of unit or system power purchases and other related Demand Side Management (DSM) programs.

        Studies conducted by CILCO indicate that it has sufficient base load generating capacity to provide an adequate and reliable supply of electricity to satisfy base load demand; however, CILCO must purchase capacity and energy to meet its summer peak demands and reserve requirements. CILCO has a power purchase agreement with AmerenCIPS (CIPS) for 100 MW of capacity and firm energy for the months of June through September through 2003 which, additionally, provides for 100 MW of firm energy for the month of January through 2003.

        CILCO is interconnected with CIPS, Commonwealth Edison Company, Illinois Power Company and the Springfield City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.

GAS SERVICE

        CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 2001, CILCO had approximately 204,000 gas customers, including 160 industrial, commercial and residential gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the caption "CILCO Gas Operations" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 2001 peak day send-out of 316,569 MCF occurred on February 2, 2001. CILCO has been able to meet all of its existing customer requirements during the 2001-2002 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 2002-2003 heating season.

REGULATION

        CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the Illinois Commerce Commission (ICC). The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. In Illinois, the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive market for electricity. The ICC's supervision and regulatory oversight of certain transactions by electric utilities is reduced or suspended during the mandatory transition period (which terminates on January 1, 2005) and, for certain non-utility transactions, is permanently eliminated under the Customer Choice Law. Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. With respect to certain electric matters, CILCO is subject to regulation by the Federal Energy Regulatory Commission (FERC). CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters.

ELECTRIC FUEL AND PURCHASED GAS ADJUSTMENT CLAUSES

        CILCO's former tariffs provided for adjustments to its electric rates through the Fuel Adjustment Clause (FAC) to recover the cost of energy purchased from other suppliers and to reflect increases or decreases in the cost of fuel used in its generating stations. The transportation costs of coal were not included in the FAC, but were collected through base rates.

        CILCO filed a proposal to eliminate the FAC on September 10, 2001. The ICC approved this proposal on October 24, 2001. On October 26, 2001, CILCO filed revised tariff sheets eliminating the FAC. These tariffs became effective on October 29, 2001. Elimination of the FAC is a prerequisite to utility restructuring, as provided for in the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law). Elimination of the FAC exposes the Company to market risk with respect to the cost of fuel and purchased power required to serve native load customers.

        CILCO's current tariffs also provide for adjustments to its gas rates through the Purchased Gas Adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY—COAL

        Substantially all of CILCO's electric generation capacity is coal-fired. Approximately 2.7 million tons of coal were burned during 2001. Existing coal contracts with three suppliers in Illinois and an additional Colorado supplier are expected to supply approximately 90% of the 2002 requirements.

        During the years 2001, 2000, and 1999, the average cost per ton of coal burned, including transportation, was $40.94, $34.80, and $32.41, respectively. The cost of coal burned per million BTU's was $1.84, $1.57, and $1.49, respectively (see Electric Fuel and Purchased Gas Adjustment Clauses).

        On November 21, 2001, Freeman United Coal Mining Company (Freeman) and CILCO entered into a Termination Agreement and Mutual Release which terminated the coal supply contract the parties entered into in 1986. The 1986 contract had obligated CILCO to purchase between 500,000 and 1,000,000 tons annually through 2010 from Freeman's Crown II mine. As part of the agreement, CILCO agreed to make termination payments to Freeman and both parties agreed to dismiss any pending lawsuits or arbitration between the parties. Also on November 21, 2001, CILCO and Prairie Energy Sales Corporation, a subsidiary of Freeman, entered into a new Coal Supply and Transportation Agreement. The new contract obligates CILCO to purchase 1,000,000 tons of coal per year for 2002 through 2004 and 800,000 tons in 2005. The coal and transportation costs currently approximate market rates and the contract provides definitive inflation factors for future periods.

NATURAL GAS SUPPLY

        During 2001, CILCO continued to maintain a widely diversified and flexible natural gas supply portfolio. This portfolio is structured around firm and interruptible gas transportation service provided by five interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 30 gas suppliers. Reliability is enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements.

        During 2001, CILCO purchased approximately 34,881,700 MCF of natural gas at a cost of approximately $184 million, or an average cost of $5.28 per MCF. The average cost per MCF of natural gas purchased was $5.17 in 2000 and $2.77 in 1999 (see Electric Fuel and Purchased Gas Adjustment Clauses).

        The increase in the average price of natural gas during the winter of 2000-2001 was due primarily to lower than normal storage inventories nationwide going into the winter, abnormally cold weather in early winter months and decreased drilling and production for natural gas.

FINANCING AND CAPITAL EXPENDITURES PROGRAMS

        CILCO's ongoing capital expenditures program is designed to maintain reliable electric and gas service and to meet the anticipated demands of its customers. Capital expenditures for 2002 are estimated to be $129.7 million. Expenditures include $112.4 million for the electric business, $11.5 million for the gas business and $5.8 million for general and miscellaneous purposes. Electric expenditures include $83.2 million for generation including $70.9 million for pollution control. These pollution control expenditures are primarily for nitrogen oxide (NOx) reduction equipment at the Edwards and Duck Creek generating stations. Electric transmission and distribution system additions, projects and improvements are expected to total $29.2 million. Gas expenditures are primarily for additions, replacements and improvements to existing facilities. Anticipated gas and electric capital expenditures for 2003-2006 are $253.1 million.

        CILCO's short-term debt decreased to $43.0 million at December 31, 2001, from $67.3 million at December 31, 2000. In 2001, CILCO paid two dividends to CILCORP totaling $45.0 million. CILCO received $25 million of additional paid-in capital from CILCORP in the fourth quarter of 2001. CILCO used the funds to retire commercial paper. At December 31, 2001, CILCO had bank lines of credit aggregating $100 million, all of which were unused, except in support of commercial paper issuance. In January 2002, CILCO secured a senior revolving credit facility of $50 million, expiring June 30, 2002.

        CILCO expects to continue to support commercial paper issuance with its bank lines during 2002. It expects to finance its 2002 capital expenditures with funds provided by operating activities and long-term debt. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries.

ENVIRONMENTAL MATTERS

        Refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNIFICANT CUSTOMER

        Caterpillar Inc. (Caterpillar) is CILCO's largest industrial customer. Gas revenues, electric revenues, and sales of other services to Caterpillar were 7.1%, 6.5%, and 7.2% of CILCO's total revenue for 2001, 2000, and 1999, respectively. Sales to Caterpillar from all continuing CILCORP subsidiaries represent 9.2%, 7.5%, and 8.1% of CILCORP consolidated operating revenue from continuing operations for 2001, 2000, and 1999, respectively. See CILCORP Consolidated Statements of Segments of Business under Item 8. Financial Statements and Supplementary Data.

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

COMPETITION

        Refer to the caption "Competition" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PEOPLE

        As of December 31, 2001, the number of full-time people at CILCO was 912, and the number of part-time people was 21. Of these, 340 gas and electric field people were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW), and 174 power plant people were represented by Local 8 of the National Conference of Firemen and Oilers (NCF&O).

UNION CONTRACTS

        On February 21, 2002, CILCO and the IBEW agreed to extend the existing contract through July 1, 2004. The NCF&O ratified its current contract with the Company on February 23, 2001. The NCF&O contract expires on July 1, 2006.

BUSINESS OF QST

        QST Enterprises Inc. (QST) was formed in December 1995. Through its wholly-owned subsidiary, QST Energy Inc. (QST Energy), QST provided a portfolio of non-regulated, energy-related products and services including wholesale and retail sales of electricity and natural gas in markets that are open to competition. QST and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual obligations for 1999 and beyond, and recorded loss provisions for the discontinued energy operations. The results of QST and its past and present subsidiaries are shown as discontinued operations in the statements of income for the year 2001 and prior periods. QST sold its wholly-owned environmental services subsidiary, QST Environmental Inc., in June 1999.

OTHER BUSINESSES

CIM

        The investment portfolio of CIM at December 31, 2001, and 2000, is shown in the following table:

Type of Investment At December 31	2001	2000
	(In thousands)
Investment in leveraged leases	$135,504	$140,936
Cash and temporary cash investments	171	423
Investment in Energy Investors Fund	658	1,350
Investment in affordable housing funds	9,740	11,202
Other	119	119

Total	$146,192	$154,030

        At December 31, 2001, CIM held equity investments in seven leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. (In January 2001, a mining equipment lease expired, and that equipment was sold.) According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessees.

        CIM, through its wholly-owned subsidiary, CIM Energy Investments Inc., has a net investment of $658,000 in the Energy Investors Fund, L.P. (Fund), representing a 2.5% interest in the Fund at December 31, 2001. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

        CIM is a limited partner in eight affordable housing portfolios. The ownership interests in these partnerships ranged from 3% to 10% at December 31, 2001. The equity method of accounting is used for these investments.

CVI

        CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $947,000. CESI's primary business is gas management services, including commodity purchasing for gas management customers.

Item 2. Properties

CILCO

        CILCO owns and operates two coal-fired generating plants, a cogeneration plant, two combustion turbine-generators and 16 diesel-fueled power modules. These facilities had an available summer capability of 1,172 MW in 2001. The two combustion turbine generators with a summer rating of 30 MW (15 MW each) and the 16 diesel-fueled power modules with a total rating of 26 MW are typically used during peak periods. The cogeneration plant, which became operational during 1995, produces steam for Midwest Grain Products, Inc. (MWG) and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 10 MW.

        The major generating facilities of CILCO (representing 94.4% of CILCO's available summer generating capability projected for 2002), all of which are fueled with coal, are as follows:

Station & Unit	Installed	Available Summer Capability (MW)
Duck Creek
Unit 1	1976	366
E. D. Edwards
Unit 1	1960	117
Unit 2	1968	262
Unit 3	1972	361

        CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 18 principal substations with an installed capacity of approximately 3,724 megavolt-amperes.

        The electric distribution system includes approximately 6,516 circuit miles of overhead pole and tower lines and 1,933 miles of underground distribution cables. The distribution system also includes approximately 108 substations with an installed capacity of 1,766 megavolt-amperes.

        The gas system includes approximately 3,632 miles of transmission and distribution mains.

        CILCO has an underground gas storage facility located about ten miles southwest of Peoria near Glasford, Illinois. The facility has a present recoverable capacity of approximately 4.5 Bcf. An additional storage facility near Lincoln, Illinois, has a present recoverable capacity of approximately 5.2 Bcf.

Item 3. Legal Proceedings

        Reference is made to the captions "Fuel Supply—Coal" of Item 1. Business, "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and to "Note 7—Commitments and Contingencies" of Item 8. Financial Statements and Supplementary Data for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

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

Item 4. Submission of Matters to a Vote of Security Holders

CILCORP

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

CILCO

        There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of CILCORP

Name	Age as of 3/31/02	Positions Held During Past Five Years	Initial Effective Date(1)
Leonard M. Lee(2)	43	President	January 26, 2001
Robert J. Sprowls(3)	44	Vice President	October 18, 1999
Thomas S. Romanowski(4)	52	Chief Financial Officer and Treasurer	April 9, 2001
Craig W. Stensland(5)	42	Secretary	May 23, 2000

Notes:

(1)
The term of each executive officer extends until the next succeeding organizational meeting of Directors or until their successors are elected and shall qualify.

(2)
Mr. Lee is also a Vice President of the Company's parent, The AES Corporation, and Chairman of the Board and CEO of Central Illinois Light Company (CILCO). He was elected to CILCORP's Board of Directors and became President of CILCORP in January 2001. From 1998 to January 2001, he was manager of AES Transpower Group, where he was responsible for business development and operations in Australia, Southeast Asia, Korea and Hawaii. Mr. Lee joined the AES Transpower Group in 1995. Mr. Lee has been with AES since 1988.

(3)
Mr. Sprowls is also President of CILCO and Leader of CILCO's Energy Delivery Business Unit. He was elected Vice President of CILCORP in October 1999. He served as Vice President of CILCO from October 18, 1999, until he was elected President on April 9, 2001. Mr. Sprowls was previously CILCO's Chief Financial Officer from August 17, 1998, to October 18, 1999. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997, to August 17, 1998, and Vice President of QST Enterprises Inc. from August 19, 1996 to April 22, 1997. Mr. Sprowls was Vice President of CILCO from April 1, 1995, to January 29, 1996, and served from October 1, 1990, to October 25, 1995, as Treasurer of CILCORP.

(4)
Mr. Romanowksi is also Chief Financial Officer and Treasurer of CILCO. Mr. Romanowski was elected Chief Financial Officer and Treasurer of CILCORP on April 9, 2001. He served as Treasurer of CILCO from October 18, 1999, until he was elected Chief Financial Officer and Treasurer of CILCO on April 9, 2001. Mr. Romanowski was a Vice President of CILCO from October 1, 1986, to October 18, 1999.

(5)
Mr. Stensland is also Secretary of CILCO. He was elected Secretary of CILCORP on May 23, 2000. He served as a Principal Attorney for CILCORP and CILCO from May 22, 1991, to March 15, 2000, when he became Secretary of CILCO.

Executive Officers of CILCO

Name	Age as of 3/31/02	Positions Held During Past Five Years	Initial Effective Date(1)
Leonard M. Lee(2)	43	Chairman of the Board and Chief Executive Officer	April 9, 2001
Robert J. Sprowls(3)	44	President	April 9, 2001
Scott A. Cisel(4)	48	Senior Vice President	April 9, 2001
James L. Luckey, III(5)	41	Vice President	December 17, 1999
Gregory T. Russell(6)	37	Vice President	December 17, 1999
Thomas S. Romanowski(7)	52	Chief Financial Officer and Treasurer	April 9, 2001
Terry D. Fox(8)	43	Controller	April 9, 2001
Craig W. Stensland(9)	42	Secretary	March 15, 2000

Notes:

(1)
The term of each executive officer extends until the next succeeding organizational meeting of Directors or until their successors are elected and shall qualify.

(2)
Mr. Lee is a Vice President of CILCORP Inc.'s parent, The AES Corporation, and President of CILCORP. He has been on the Board of Directors of CILCORP and President of CILCORP since January 2001. He served as President of CILCO from January 26, 2001, until he became Chairman and CEO of CILCO on April 9, 2001. From 1998 to January 2001, he was manager of AES Transpower Group, where he was responsible for business development and operations in Australia, Southeast Asia, Korea and Hawaii. Mr. Lee joined the AES Transpower Group in 1995. Mr. Lee has been with AES since 1988.

(3)
Mr. Sprowls also serves on the Board of Directors of CILCORP and is a Vice President of CILCORP. He was elected to the Board of Directors of CILCORP in May 2000, and was elected Vice President in October 1999. He served as Vice President of CILCO from October 18, 1999, until he was elected President on April 9, 2001. Mr. Sprowls served as CILCO's Chief Financial Officer from August 17, 1998, to October 18, 1999. He was Senior Vice President and Chief Financial Officer of QST Enterprises Inc. from April 22, 1997, to August 17, 1998, and Vice President of QST Enterprises Inc. from August 19, 1996, to April 22, 1997. Mr. Sprowls was Vice President of CILCO from April 1, 1995, to January 29, 1996, and served from October 1, 1990, to October 25, 1995, as Treasurer of CILCORP.

(4)
Mr. Cisel served as Vice President and Leader of CILCO's Sales and Marketing Business Unit from April 1, 1995, until he was elected Senior Vice President and Leader of CILCO's Sales and Marketing Business Unit on April 9, 2001.

(5)
Mr. Luckey was elected CILCO Vice President on December 17, 1999, and has been Plant Manager of CILCO's Duck Creek Power Generation Facility since January 2000. Prior to coming to CILCO, Mr. Luckey worked with CILCORP's parent company, The AES Corporation, at AES Thames generating plant.

(6)
Mr. Russell came to CILCO in June 1999 to become a Team Leader at CILCO's Edwards Power Plant. On December 17, 1999, he was elected CILCO Vice President and in January 2000, Mr. Russell became manager of CILCO's Indian Trails Cogeneration Facility. In June 2001, he also became manager of CILCO's Edwards Power Generation facility. Prior to coming to CILCO, Mr. Russell worked with CILCORP's parent company, The AES Corporation, at AES Southington, AES Barry and AES Thames.

(7)
Mr. Romanowski is also Chief Financial Officer and Treasurer of CILCORP and was elected to those positions in April 2001. He served as Treasurer of CILCO from October 18, 1999, until he was elected Chief Financial Officer and Treasurer of CILCO on April 9, 2001. Mr. Romanowski was a Vice President of CILCO from October 1, 1986, to October 18, 1999.

(8)
Mr. Fox was elected Controller of CILCO on April 9, 2001. He was previously Assistant Treasurer at CILCO from October 19, 1999, to April 9, 2001. He was Supervisor of Budgeting and Forecasting at CILCO from September 15, 1997, to October 18, 1999. Mr. Fox was Assistant Treasurer at CILCORP from April 4, 1997, to November 1, 1997, and was a Senior Financial Analyst at CILCORP prior to April 4, 1997.

(9)
Mr. Stensland is also Secretary of CILCORP. He was elected Secretary of CILCO on March 15, 2000. He served as a Principal Attorney for CILCORP and CILCO from May 22, 1991, to March 15, 2000.

PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters

CILCORP

        The Company's common stock is not traded on any market. At December 31, 2001, there were 10,000 authorized, no par value, shares of the Company's common stock. One thousand of those shares were issued, and outstanding and privately held, beneficially and of record, by The AES Corporation.

        Requirements which must be met before CILCORP can pay dividends or make other distributions are described in Note 12 of CILCORP's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

CILCO

        CILCO's common stock is not traded on any market. At December 31, 2001, there were 13,563,871 shares of CILCO's Common Stock, no par value, issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

        CILCO may not pay common stock dividends until certain retained earnings requirements are met, as described in Note 12 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

CILCORP INC.

	Selected Financial Data For the Periods Ended
	December 31		Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999	December 31
	2001	2000				1998	1997
	(In thousands except ratios)
Revenue	$814,870	$723,514	$120,589	l	$460,261	$559,168	$558,259
Net income available for common stockholders	23,965	11,385	(745)	l	280	16,310	16,395
Total assets	1,811,698	1,948,276	1,830,953	l		1,312,940	1,334,819
Long-term debt	717,730	720,482	730,434	l		285,552	298,528
Ratio of earnings to fixed charges	1.6	1.2	0.9	l	1.0	2.4	2.7

Central Illinois Light Company

	Selected Financial Data For the Years Ended December 31
	2001	2000	1999	1998	1997
	(In thousands except ratios)
Electric and Gas Revenue	$663,245	$636,490	$553,474	$532,336	$546,854
Net income available for common stockholders	12,681	44,800	16,041	41,041	50,251
Total assets	1,041,713	1,107,440	1,056,280	1,024,428	1,022,655
Long-term debt	242,730	245,482	237,934	267,884	267,836
Ratio of earnings to fixed charges	1.8	3.5	1.9	3.4	3.5

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

        In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana. Following this announcement, AES indicated that as part of the Securities and Exchange Commission (SEC) approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA). On March 23, 2001, AES received an order from the SEC which allowed AES' continued exemption from PUHCA. The exemption order required AES to divest its ownership interests in CILCO's utility assets within two years of the closing of AES' acquisition of IPALCO. AES is in the process of taking active steps toward meeting the requirements of the SEC exemption order.

        Financial results reflect application of the purchase method of accounting to the merger. Under this method, the purchase price is allocated to the fair market value of the assets acquired and the liabilities assumed. Any excess purchase price over the fair value of the net assets acquired is allocated to goodwill. As a result, CILCORP has recorded purchase accounting fair value adjustments to plant in service, pension and other post-retirement liabilities, an out-of-market long-term coal contract, and other balance sheet items. The initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company and resulted in $573 million of goodwill recorded at CILCORP. During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates. The primary effect of these adjustments was to increase goodwill by approximately $40 million, to increase utility plant by $28.4 million (offset by deferred taxes of $11.3 million), and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $44 million and net customer contract intangibles of approximately $17 million). Changes to the Company's estimates after October 2000 have been recorded in results of operations. During 2001, CILCORP settled preacquisition contingencies related to QST Energy, the FAC refund and the out-of-market long-term coal contract resulting in charges against net liabilities established at the time of the acquisition in the amount of $93.3 million ($53.4 million net of tax) and a $33.7 million ($19.4 million net of tax) credit to operations, including discontinued operations. As of December 31, 2001, all significant preacquisition contingencies had been resolved.

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

        Due to uncertainties related to electric deregulation across the country, the illiquidity of certain energy markets, and the Company's acquisition by AES, the Company is focusing on the opportunities in the Illinois energy market resulting from the deregulation of electricity under the Electric Service Customer Choice and Rate Relief Law of 1997 (see Management's Discussion and Analysis of Financial Condition and Results of Operations—Competition). This law enables CILCO, the Company's regulated public utility that generates and distributes electricity and purchases, transports and distributes natural gas, to serve Illinois retail electric customers outside its traditional Central Illinois service territory. As a result of these events, the Company reported the results of QST Enterprises and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) as discontinued operations (see Management's Discussion and Analysis of Financial Condition and Results of Operations—QST Discontinued Operations).

        The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), ESE Land Corporation, and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services.

OVERVIEW

        Contributions to the Company's earnings (in thousands of dollars) for the last three calendar years are shown below.

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
CILCO	$12,681	$44,800	$7,364	l	$8,677
Other Businesses	15,664	(33,415)	(7,896)	l	(7,990)
QST Enterprises Discontinued Operations	(4,380)	—	(213)	l	(407)

Net Income (Loss)	$23,965	$11,385	$(745)	l	$280

        CILCO's earnings decreased 72% in 2001, primarily due to the termination of an out-of-market long-term coal contract and a Fuel Adjustment Clause (FAC) reconciliation settlement. In the fourth quarter of 2001, CILCO terminated the out-of-market long-term coal contract resulting in a charge to cost of fuel of $25.2 million. For further information regarding this contract settlement, see Item 1. Business, Business of CILCO, Fuel Supply—Coal. Also in 2001, the Company and the Illinois Commerce Commission agreed to a settlement regarding the 1999 and 2000 FAC reconciliations. This settlement required the Company to refund a total of $20.4 million which was charged to cost of fuel. For further discussion, See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, CILCO Electric Operations. While cooling degree days were 4% higher in 2001, as compared to 2000, electric gross margin decreased 25% in 2001, as compared to 2000, primarily due to the two factors previously discussed. Gas gross margin decreased 5% in 2001 compared to 2000 as heating degree days were 6% lower in 2001 than in 2000.

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

        Other Businesses' results were positively impacted in 2001 following the settlement of the out-of-market long-term coal contract and resultant removal of the preacquisition contingency related to this contract. This resulted in a $80 million pre-tax positive impact to fuel for generation and purchased power at CILCORP during 2001.

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

        Other Businesses' results for the period October 19, 1999, through December 31, 1999, were negatively impacted by increased interest expense due to new debt issued by CILCORP to fund the AES acquisition of CILCORP and its subsidiaries and by increased goodwill amortization. Other Businesses' results for the period January 1, 1999, through October 18, 1999, were negatively impacted by merger-related expenses incurred by CILCORP, including transaction fees, legal fees, and expenses related to the Shareholder Return Incentive Compensation Plan (see CILCORP Note 18).

        QST Enterprises' (excluding QST Environmental) financial results for 2001 and for the period October 19, 1999, through December 31, 1999, were in excess of a discontinued operations liability accrued in 1998, and are shown as losses for those periods. The results of QST Enterprises (excluding QST Environmental) for 2000 and for the period from January 1, 1999, through October 18, 1999, were reflected in the discontinued operations liability, resulting in no net income or loss. QST Environmental's operating results (prior to its sale in June 1999) are included in the January 1 through October 18 loss from operations of discontinued businesses.

        CILCORP's return on average common equity was 5.1% in 2001, compared to 2.4% in 2000, (.2)% for the period October 19, 1999, through December 31, 1999, and .1% for the period January 1, 1999, through October 18, 1999. Excluding discontinued operations, return on average common equity was 5.4% in 2001, 2.2% in 2000, .2% for the period January 1, 1999, through October 18, 1999, and (.1)% for the period October 19, 1999, through December 31, 1999. The ratio of common equity to total capitalization, including short-term debt at December 31, was 38% in 2001, 34% in 2000, and 34% in 1999. The fixed charge coverage ratio from continuing operations was 1.6 for 2001, 1.2 for 2000, .9 for October 19, 1999, through December 31, 1999, and 1.0 for January 1, 1999, through October 18, 1999.

        Inflation may have a significant impact on the Company's future operations and its ability to contain costs. To help protect CILCO from the effects of inflation, substantially all gas sales rates include a Purchased Gas Adjustment (PGA) to provide for changes in the cost of natural gas. See also Item 1. Business of CILCO—Electric Fuel and Purchased Gas Adjustment Clauses. Over the past five years, the annual rate of inflation, as measured by the Consumer Price Index, has ranged from 1.6% to 3.4%.

FORWARD-LOOKING INFORMATION

        Forward-looking information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Certain material contingencies are also described in Note 7 to the Consolidated Financial Statements.

        Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A. The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to historical performance and changes in historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental protection and compliance costs. Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings. In addition, actual results or outcomes could differ materially from those expressed or implied in MD&A due to the planned CILCORP and CILCO restructuring and the sale of all or various parts of CILCORP and CILCO by CILCORP's sole shareholder, The AES Corporation. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries. CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

CAPITAL RESOURCES AND LIQUIDITY

        The Company believes that internal and external sources of capital which are or are expected to be available will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

THE COMPANY

        CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis and had $35 million and $60 million of committed bank lines at the end of 2001 and 2000, respectively. At December 31, 2001, $20 million of the lines were used, compared to $48 million in use at December 31, 2000.

        In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029). Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

CILCORP and Subsidiaries Contractual Cash Obligations

	Payments Due By Period
Contractual Cash Obligations at December 31, 2001
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Long-Term Debt	$719.7	$1.4	$46.1	$50.0	$622.2
Mandatory Redemption of Preferred Stock of Subsidiary	22.0	—	3.3	2.2	16.5
Lease Obligations	15.0	4.3	6.2	2.4	2.1
Purchase Commitments(1)	488.8	232.2	256.6	—	—

Total Contractual Cash Obligations	$1,245.5	$237.9	$312.2	$54.6	$640.8

(1)
Includes committed capital expenditures, electric energy and capacity commitments, gas supply and transportation commitments, and coal and transportation commitments.

CILCO

        In 2001, CILCO spent $51.3 million for capital additions and improvements, consisting primarily of replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems. Estimated 2002 and 2003 capital expenditures are $129.7 million and $86.0 million, respectively. The increase in capital expenditures in these years relates primarily to pollution control expenditures. In 2002, CILCO expects to spend $83.2 million in electric generation capital expenditures including $70.9 million for pollution control. These pollution control expenditures are primarily for nitrogen oxide (NOx) reduction equipment at the Edwards and Duck Creek generating stations. Electric transmission and distribution expenditures are expected to be $29.2 million and gas transmission and distribution expenditures are expected to be $11.5 million in 2002. Actual capital expenditures may vary from these estimates due to a number of factors, including changes in costs of labor, equipment, capital, environmental regulations, and load growth estimates.

        CILCO's short-term debt decreased to $43 million at December 31, 2001, from $67.3 million at December 31, 2000. In 2001, CILCO paid two dividends to CILCORP totaling $45 million. CILCO received $25 million of additional paid-in capital from CILCORP in the fourth quarter of 2001. CILCO used the funds to retire commercial paper during the fourth quarter of 2001. In January 2002, CILCO secured a senior revolving credit facility of $50 million which expires June 30, 2002. CILCO expects to issue commercial paper throughout 2002, and is currently authorized by its Board of Directors to issue up to $150 million of short-term debt. At December 31, 2001, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance. During 2002, CILCO expects to continue to support commercial paper issuance with its bank lines of credit. CILCO plans to finance its 2002 and 2003 capital expenditures with funds provided by operations and long-term debt. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CILCO Contractual Cash Obligations

	Payments Due By Period
Contractual Cash Obligations at December 31, 2001
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In millions)
Long-Term Debt	$244.7	$1.4	$46.1	$50.0	$147.2
Mandatory Redemption of Preferred Stock	22.0	—	3.3	2.2	16.5
Lease Obligations	15.0	4.3	6.2	2.4	2.1
Purchase Commitments(1)	488.3	231.7	256.6	—	—

Total Contractual Cash Obligations	$770.0	$237.4	$312.2	$54.6	$165.8

(1)
Includes committed capital expenditures, electric energy and capacity commitments, gas supply and transportation commitments, and coal and transportation commitments.

        CILCO's lines of credit that support commercial paper issuances have provisions that require CILCO to maintain certain credit ratings. A $15 million back-up line requires CILCO to maintain credit ratings on its senior secured debt of at least BBB by Fitch Ratings, BBB- by Standard & Poor's and Baa by Moody's. A $25 million back-up line requires ratings of Baa2 by Moody's and BBB- by Fitch Ratings. Two back-up lines totaling $60 million become immediately due if CILCO defaults in the performance of any covenant of any other obligation if such defaults cause the obligation to become due prior to its stated maturity. A $6.1 million term loan becomes due if Moody's rating of CILCO drops below Baa. The $50 million revolving line of credit acquired in January 2002 becomes immediately due if CILCO does not maintain credit ratings on its first mortgage bonds of at least BBB- by Standard & Poor's and A2 by Moody's. CILCO's current first mortgage bond ratings are BBB at Fitch Ratings, A2 at Moody's and BBB- at Standard & Poor's.

        CILCO has various electric and gas supply agreements as well as an SO2 allowance purchase agreement and a coal supply agreement that requires CILCO to provide performance assurances in the event CILCO's ratings drop below investment grade.

CIM

        CIM had outstanding debt of $12.8 million and $23.0 million (all to the Holding Company) at the end of 2001 and 2000, respectively.

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

        Primarily as a result of the Customer Choice Law, the electric industry in Illinois will change significantly during the coming years at both the wholesale and retail levels. As of December 31, 2000, all non-residential customers had the ability to choose their electric supplier. Residential electric customers will be able to choose their electric supplier on May 1, 2002.

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

        On March 9, 2000, CILCO filed revised tariff sheets with the ICC eliminating the collection of the customer transition charge effective March 17, 2000. At a March 15, 2000, hearing, the ICC approved CILCO's revised tariffs, thereby eliminating the collection of any customer transition charge. CILCO cannot re-establish the collection of a transition charge until it files, and the ICC approves, revised tariff sheets that reinstate a transition charge.

        The Customer Choice Law also requires electric base rate reductions that vary by utility. CILCO reduced its residential base rates by 2% in August 1998 and by 2% in October 2000 and must reduce base rates by an additional 1% in October 2002. Also, CILCO's return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30 year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points. The Equity Cap was 16.1% in 2001, 16.6% in 2000, 15.1% in 1999, and 15.3% in 1998. If CILCO's two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

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

        With the enactment of the Customer Choice Law, electric generation in Illinois became deregulated and competitive. As a result, the accounting principles applicable to rate-regulated enterprises (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71)) no longer apply to the electric generation portion of CILCO's business. There were no impairments to CILCO assets as a result of transitioning from SFAS 71. Its ability to keep total production costs competitive in a deregulated market will determine whether and to what extent the value of these assets may be impaired in the future.

        With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi-year contracts with targeted customers representing approximately 45% of total 2001 electric kWh sales to non-residential customers. These contracts, most of which expire in 2004, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months. In 2002, CILCO will be negotiating new contracts with customers who are currently being served under bundled tariff rates. For those contracts expiring in 2002, CILCO will be negotiating contract extensions with selected customers.

        The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted. As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP's financial position or results of operation, but the effect could be significant. However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements. As of January 1, 2002, all electric customers eligible for choice continue to purchase their electricity supply from CILCO, other than those who self-generate. As of January 1, 2002, CILCO has contracts totaling approximately 2.6 million megawatt hours of new retail load outside of its service territory. CILCO will supply these new customers by primarily purchasing electricity from other suppliers. CILCO has made the necessary firm supply and transmission arrangements to meet customer requirements.

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

        The U.S. Environmental Protection Agency (USEPA) has issued a State Implementation Plan (SIP) Call to Illinois under Title I of the Amendments requiring additional NOx emission reductions from CILCO's coal-fired power plants beginning May 31, 2004, to reduce the long-range transport of emissions. Each of CILCO's generating units would be allowed a targeted amount of NOx emissions during the peak ozone months of May through September. This SIP Call is currently being litigated. The Illinois Environmental Protection Agency (IEPA) has adopted rules implementing the requirement for NOx emission reduction pending the outcome of the litigation. These rules will become effective on May 1, 2003, and will continue until the USEPA SIP Call is implemented beginning May 31, 2004. This rulemaking will meet state obligations for SIP compliance in areas of the state that do not attain air quality standards. Total capital expenditures to meet the NOx emission requirements are estimated to be $108 million by 2004.

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

        CILCO intends to close one of its ash ponds (CILCO Ash Pond I) located in Canton, Illinois. In preparing for the ash pond closure, CILCO has contacted the IEPA to address the requirements of the applicable landfill regulations. CILCO is asking the IEPA to determine that Part 814, Subpart E, should be adopted as adjusted standards applicable to CILCO's Ash Pond I. On August 25, 2001, CILCO filed a proposal with the IEPA outlining two plans to achieve compliance with Groundwater Quality Standards promulgated in 35 Illinois Administrative Code, Part 620. The first option is to build a new ash pond and the second is to implement a dry ash conversion plan. The IEPA is currently reviewing the proposal. CILCO has not determined the ultimate extent of the cost associated with fulfilling these requirements.

        CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both its coal-fired generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store and manage this by-product.

        In February 2002, the USEPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The USEPA must take final action by August 2003. States are required to have standards completed for impaired waters by 2005. CILCO will continue to monitor the progress of this rulemaking.

        Various initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels. The USEPA is currently drafting regulations regarding mercury emissions. The draft is due to be issued by 2003 with final regulation due by 2004. Utilities will have until December 2007 to comply with the final regulations. Reductions of emissions below historical levels could require significant capital outlays or material increases in annual operating expenses.

        Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party under federal or state environmental laws governing waste storage or disposal.

        CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within its present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation at one of the four sites was substantially complete in 1991. Based on the operation of a groundwater collection system and other controls, CILCO received a "No Further Remediation" letter for this site in 1999. A remedial action plan for the second site was determined during 1997 and site remediation was completed in 1998. CILCO also received a "No Further Remediation" letter for the second site in 2000. Groundwater sampling continues at the third site and a site remediation plan has been filed with the IEPA. Remediation of the site is expected to be completed by 2003. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the fourth site, pending further studies.

        In 2001, CILCO spent approximately $.1 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $1.0 million liability is recorded on the balance sheet, representing its minimum obligation expected for coal tar investigation and remediation. Coal tar remediation costs incurred through December 2001, less amounts recovered from customers, have been deferred as a regulatory liability of $192,000 on the Balance Sheet.

        Through December 31, 2001, CILCO has recovered approximately $8.1 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

MARKET RISK SENSITIVE INSTRUMENTS

        CILCORP and its subsidiaries are exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and the Company's non-regulated commodity marketing activities.

        The majority of the Company's energy sales during 2001 were to CILCO retail customers in Illinois under tariffs regulated by the Illinois Commerce Commission (ICC). Prior to October 29, 2001, prudently incurred costs of fuel used to generate electricity and purchased power costs were recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC). Thus, through October 28, 2001, there had been very limited commodity price risk associated with CILCO's traditional regulated sales. CILCO filed to eliminate the FAC on September 10, 2001. The ICC approved the elimination of the FAC on October 24, 2001, for bills issued on or after October 29, 2001. The elimination of the FAC exposes the Company to increased commodity price risk.

        The market risk inherent in the activities of CILCORP and its subsidiaries is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. At December 31, 2001, the Company engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability. These non-regulated activities had net open market price risk positions of approximately 83,419 MWh of electricity and 2,120,000 Mcf of natural gas. A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company. See Note 9 for a discussion of the Company's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company's net income resulting from the change in value of these financial instruments is not expected to be material.

VOLUNTARY EARLY RETIREMENT PROGRAMS

        In April 1999, CILCO offered Voluntary Early Retirement Programs to people in its electric power generation area, including those represented by the National Conference of Firemen and Oilers Local 8. A total of 86 of the 117 eligible people accepted the offer to retire under the programs, effective as early as June 1, 1999.

        In June 1999, CILCO offered a similar Voluntary Early Retirement Program to the Management and Office and Technical people not previously included in the program offered in April 1999. A total of 141 of the 156 eligible people accepted the offer to retire under this program, effective as early as October 1, 1999.

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

IMPACT OF ACCOUNTING STANDARDS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and

Other Intangible Assets" (SFAS 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143).

        SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and eliminates the pooling-of-interests method. Certain transition provisions apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method. Management has reviewed the transition provisions and has determined that adoption of these provisions has no material impact on its consolidated financial position or results of operations.

        SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, and, as a result, annual goodwill amortization of approximately $15.3 million will cease. The Company will complete its initial impairment assessment utilizing the requirements of SFAS 142, but does not believe that a material adjustment will be necessary upon completion of this assessment.

        SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), was issued in August 2001, and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management does not expect the adoption of SFAS 144 will have a significant impact on the Company's financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

General

        The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States. As such, it is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which the Company believes are most critical to understanding and evaluating its reported financial results include the following: Property, Plant and Equipment; Goodwill; Regulatory Assets and Contingencies.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost and is depreciated over its estimated useful life based on straight-line composite rates. The depreciation rates of CILCO's generation and distribution facilities range from 3.5% to 4.7%. A significant decrease in the estimated useful life of a material amount of our property, plant or equipment could have a material adverse impact on our operating results and financial condition in the period in which the estimate is revised.

Goodwill

        The excess purchase price over the fair value of the assets acquired and the liabilities assumed by AES in its acquisition of CILCORP and its subsidiaries was allocated to CILCORP goodwill. Goodwill was being amortized using the straight-line method over a 40-year period through December 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires the use of a nonamortization approach for purchased goodwill and certain intangibles and includes a periodic impairment analysis. The Company will complete its initial impairment assessment utilizing the requirements of SFAS 142. A significant impairment of goodwill could have a material adverse impact on our operating results and financial condition in the period in which the impairment occurs.

Regulatory Assets

        CILCO capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that future revenue equal to the costs incurred will be billed and collected as a direct result of the inclusion of the costs in an increased tariff set by the regulator. The assets are recovered when CILCO collects the related costs through billings to customers. CILCO has recorded deferred regulatory assets of $11.9 million and $44.6 million at December 31, 2001, and 2000, respectively, that it expects to pass through to its customers in accordance with and subject to regulatory provisions. If the regulator disallows a material amount of capitalized costs to be included in future tariffs, the write-off of the regulatory assets may have a material adverse impact on CILCO's operating results.

Contingencies

        The Company accrues for loss contingencies when the amount of the loss is probable and estimable. The Company is subject to various environmental regulations, and is involved in certain legal proceedings. If the Company's actual environmental and/or legal obligations are materially different from its estimates, the recognition of the actual amounts may have a material impact on the Company's operating results and financial condition.

RESULTS OF OPERATIONS—CILCORP INC. AND SUBSIDIARIES

CILCO ELECTRIC OPERATIONS

        The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Revenue:
Electric retail	$373,603	$367,812	$63,740	l	$287,768
Sales for resale	18,208	31,024	1,866	l	19,340

Total revenue	391,811	398,836	65,606	l	307,108

Cost of sales:
Cost of fuel	165,232	115,310	20,798	l	56,950
Purchased power expense	44,441	47,388	3,012	l	57,239
Revenue taxes	19,315	19,176	3,324	l	15,406

Total cost of sales	228,988	181,874	27,134	l	129,595

Gross margin	162,823	216,962	38,472	l	177,513

Operating expenses:
Operation and maintenance expenses	83,514	78,998	17,146	l	94,395
Depreciation and amortization	47,604	48,404	9,202	l	37,868
Other taxes	9,046	8,870	2,164	l	8,063

Total operating expenses	140,164	136,272	28,512	l	140,326

Fixed charges and other:
Interest on long-term debt	12,622	12,506	2,777	l	10,995
Cost of borrowed funds capitalized	(18)	(533)	(71)	l	(86)
Other interest	4,155	4,389	685	l	2,286

Total	16,759	16,362	3,391	l	13,195

Income before taxes	5,900	64,328	6,569	l	23,992
Income taxes	2,561	23,448	2,071	l	8,369

Electric income	$3,339	$40,880	$4,498	l	$15,623

        Electric gross margin decreased 25% in 2001 compared to 2000 due to several factors. CILCO terminated an out-of-market long-term coal contract with Freeman United Coal Mining Company resulting in a $25.2 million charge to cost of fuel. For further information, see Item 1. Business, Business of CILCO, Fuel Supply—Coal and Note 7 to the Consolidated Financial Statements. Also, CILCO and the Illinois Commerce Commission (ICC) agreed to a Fuel Adjustment Clause (FAC) settlement in 2001. In its order dated August 21, 2001, the ICC approved the agreement requiring CILCO to refund $17.8 million related to the 1999 FAC reconciliation and $2.6 million related to the 2000 FAC reconciliation. Also contributing to the decrease in electric gross margin was decreased wholesale power sales and increased purchased power costs. On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the ICC ordered changes in CILCO's calculation of allowable fuel costs applicable to sales subject to the FAC. These changes revised the allocation of generated and purchased power between regulated and non-regulated sales. As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001. (Non-regulated sales are discussed in CILCO Other. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—CILCO Other.) The order also affected how costs are allocated between FAC and non-FAC customers in the CILCO service territory, resulting in less cost being recovered through FAC customers. On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts. The emergency rule restored the previous calculation method for off-system non-regulated sales in an attempt to fairly allocate costs between regulated and non-regulated sales. On July 25, 2001, the ICC entered a final order, amending the emergency rule, and further changing the method for allocating fuel costs to non-regulated sales.

        Retail kilowatt-hour (kWh) sales increased 1% in 2001 compared to 2000. Residential sales and commercial sales both increased by 2%. Cooling degree days were 4% higher in 2001 than in 2000. Industrial sales volumes decreased 1% compared to 2000.

        Electric gross margin increased 7% in 2000 while retail kWh sales increased 1% compared to 1999. Residential and commercial sales volumes increased 2% and 4%, respectively. Cooling degree days were 3% higher in 2000 than in 1999. Industrial sales volumes decreased 1% compared to 1999.

        Sales for resale decreased 41% in 2001. Sales for resale increased 46% in 2000. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale.

        In 2001, 59% of CILCO's total regulated operating revenue was derived from the sale of electricity. Approximately 36% of electric revenue resulted from residential sales, 33% from commercial sales, 25% from industrial sales, 5% from sales for resale and 1% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

        The electric operating revenues of CILCO were derived from the following sources:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Residential	$141,810	$143,582	$22,909	l	$110,396
Commercial	128,593	127,156	22,708	l	94,336
Industrial	97,541	91,649	17,018	l	78,114
Sales for resale	18,208	31,024	1,866	l	19,340
Street lighting	1,491	1,506	305	l	1,111
Other revenue	4,168	3,919	800	l	3,811

Total electric revenue	$391,811	$398,836	$65,606	l	$307,108

        The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

        Electric operations and maintenance expense increased 6% in 2001 compared to 2000. The increase was mainly due to a lower return on pension assets in 2000 and to increased costs for uncollectible accounts, tree trimming, medical and postemployment benefits expenses. These increases were partially offset by decreased costs for power plant operations.

        Electric operations and maintenance expenses decreased 29% in 2000. The 2000 decrease was mainly due to a $28.5 million 1999 charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management and Office and Technical employees and to employees in CILCO's electric power generation area. In 2000, a $2.7 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, electric operations and maintenance expenses decreased 8% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company. This decrease was partially offset by greater operations and maintenance expenses at the power plants as well as greater tree trimming expenses in 2000, as compared to 1999.

        Depreciation and amortization expense decreased 2% in 2001 compared to 2000 due to a decrease in production depreciation expense. The estimated remaining useful lives of the power plants were extended resulting in reduced depreciation rates. The increase in depreciation and amortization expense in 2000 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired and increased amortization associated with the implementation of new computer systems.

        Fixed charges and other expenses increased 2% in 2001 compared to 2000.

        The decrease in income tax expense in 2001 compared to 2000 was primarily due to lower pre-tax income resulting from the decrease in electric gross margin.

CILCO GAS OPERATIONS

        The following table summarizes gas operating revenue and expenses by component.

Components of Gas Income (Loss)

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Revenue:
Sale of gas	$265,665	$232,251	$48,750	l	$126,845
Transportation services	5,769	5,403	1,110	l	4,055

Total revenue	271,434	237,654	49,860	l	130,900

Cost of sales:
Cost of gas	190,348	152,906	30,237	l	69,056
Revenue taxes	8,866	8,413	1,608	l	6,592

Total cost of sales	199,214	161,319	31,845	l	75,648

Gross margin	72,220	76,335	18,015	l	55,252

Operating expenses:
Operation and maintenance expenses	31,227	30,576	6,259	l	36,085
Depreciation and amortization	21,529	21,001	3,745	l	15,871
Other taxes	2,160	2,823	666	l	2,442

Total operating expenses	54,916	54,400	10,670	l	54,398

Fixed charges and other:
Interest on long-term debt	5,056	5,010	1,101	l	4,361
Cost of borrowed funds capitalized	—	—	—	l	(1)
Other interest	1,665	1,758	272	l	907

Total	6,721	6,768	1,373	l	5,267

Income before taxes	10,583	15,167	5,972	l	(4,413)
Income taxes	4,426	6,430	2,402	l	(1,566)

Gas income (loss)	$6,157	$8,737	$3,570	l	$(2,847)

        Gas gross margin decreased 5% in 2001 compared to 2000. Residential and commercial sales volumes decreased 11% and 13%, respectively. Heating degree days were 6% lower in 2001 than in 2000, and 12% lower than normal, as reported by the National Weather Service for Central Illinois. Industrial sales volumes increased 41% in 2001 compared to 2000 due to increased system use sales to transportation customers.

        Gas gross margin increased 4% in 2000 compared to 1999. Residential and commercial sales volumes increased 3% and 10%, respectively. Heating degree days were 8% higher in 2000 than in 1999, but 6% lower than normal, as reported by the National Weather Service for Central Illinois. Industrial sales volumes increased 7% in 2000 compared to 1999.

        Revenue from gas transportation services increased 7% in 2001, while the volume of gas transported decreased 5%. Decreases in lower margin industrial gas transportation sales were offset by increases in higher margin commercial gas transportation sales.

        Revenue from gas transportation services increased 5% in 2000, while the volume of gas transported increased 10%. The increases were primarily due to increased industrial and commercial gas transportation sales in 2000.

        In 2001, 41% of CILCO's total regulated operating revenue was derived from the sale or transportation of natural gas. Approximately 58% of gas revenue resulted from residential sales, 25% from commercial sales, 8% from industrial sales, 2% from transportation and 7% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

        The gas operating revenues of CILCO were derived from the following sources:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Residential	$156,928	$142,937	$31,553	l	$77,823
Commercial	68,466	62,921	12,071	l	32,461
Industrial	21,722	13,143	2,330	l	6,489
Transportation of gas	5,769	5,403	1,110	l	4,055
Other revenue	18,549	13,250	2,796	l	10,072

Total gas revenue	$271,434	$237,654	$49,860	l	$130,900

        The overall level of business activity in CILCO's service territory and weather conditions are expected to be the primary factors affecting gas sales in the near term. CILCO's gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

        The cost of gas increased 24% in 2001 and 54% in 2000 primarily due to higher natural gas prices. Increased gas sales also contributed to the increase in cost of gas for 2000. These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

        Gas operations and maintenance expenses increased 2% in 2001 and decreased 28% in 2000. The 2001 increase was mainly due to an increased uncollectible accounts expense, increased medical and postemployment benefits, and lower return on pension assets, partially offset by decreased information technology expenses. The 2000 decrease was mainly due to a $9.1 million charge to pension and benefits expense in the third quarter of 1999 as a result of the Voluntary Early Retirement Program offered to Management and Office and Technical employees. In the fourth quarter of 2000, a $1.4 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, gas operations and maintenance expenses decreased 12% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company.

        The increase in depreciation and amortization expenses in 2001 and 2000 reflect additions as well as replacements of utility plant at costs in excess of the original cost of the property retired.

        Fixed charges and other expenses decreased 1% in 2001 compared to 2000.

        The decrease in income tax expense in 2001 compared to 2000 was primarily due to lower pre-tax income.

CILCO OTHER

        The following table summarizes other income and deductions:

Components of Other Income and Deductions

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Revenue	$96,062	$47,807	$2,430	l	$2,969
Expense	(85,923)	(50,521)	(2,185)	l	(4,807)

Gross margin	10,139	(2,714)	245	l	(1,838)

Other income and deductions:
Interest income	758	547	72	l	153
Amortization	—	—	—	l	(505)
Operating expenses	(3,269)	(2,099)	(654)	l	(928)
Other taxes	5	(4)	(1)	l	(3)
Preferred stock dividends	(2,159)	(2,977)	(558)	l	(2,650)
Other	(1,354)	(1,221)	(274)	l	(763)

Total other income and deductions	(6,019)	(5,754)	(1,415)	l	(4,696)

Income (loss) before income taxes	4,120	(8,468)	(1,170)	l	(6,534)

Income taxes	935	(3,651)	(466)	l	(2,435)

Other income (loss)	$3,185	$(4,817)	$(704)	l	$(4,099)

        Gross margin increased in 2001 primarily due to increased non-regulated electricity sales in Illinois outside of CILCO's service territory and ICC mandated changes in the manner in which generated and purchased power costs are allocated between regulated and non-regulated sales (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—CILCO Electric Operations). These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

        Operating expenses increased in 2001 due primarily to greater administration and general expenses as a result of the increase in non-regulated electricity sales in Illinois.

        Preferred stock dividends decreased in 2001 due to the redemption of $25 million of auction rate preferred stock in July 2000.

OTHER BUSINESSES

        The following table summarizes Other Businesses' revenue and expenses. Other Businesses' results include income earned and expenses incurred at the Holding Company, CIM, CVI, ESE Land Corporation, and CILCORP Infraservices Inc.

Components of Other Businesses
Net Income (Loss)

	2001	2000	Oct. 19 to Dec. 31 1999		Jan. 1 to Oct. 18 1999
	(In thousands)
Revenue:
Leveraged lease income	$5,368	$8,261	$1,258	l	$5,504
Interest income	485	143	21	l	99
Gas marketing revenue	42,129	22,057	1,057	l	11,621
Other revenue	6,823	8,209	285	l	1,907

Total revenue	54,805	38,670	2,621	l	19,131

Expenses:
Gas purchased for resale	41,999	21,871	2,310	l	10,712
Fuel for generation and purchased power	(83,947)	(3,515)	—	l	—
Operating expenses	1,515	3,922	738	l	15,413
Depreciation and amortization	16,880	17,405	2,916	l	139
Interest expense	46,286	48,089	9,504	l	4,080
Other taxes	230	160	7	l	32

Total expenses	22,963	87,932	15,475	l	30,376

Income (loss) before income taxes	31,842	(49,262)	(12,854)	l	(11,245)
Income taxes	16,178	(15,847)	(4,958)	l	(3,255)

Other Businesses net income (loss)	$15,664	$(33,415)	$(7,896)	l	$(7,990)

        Leveraged lease income decreased 35% in 2001 compared to 2000, due to a $2.4 million pre-tax gain in 2000 resulting from CIM's refinancing of certain leveraged lease investments and the termination of the Company's dragline lease in the first quarter of 2001. The income tax expense related to leveraged lease income was $2.1 million, $3.2 million, and $2.5 million for 2001, 2000, and 1999, respectively.

        Gas marketing revenue and gas purchased for resale at CVI subsidiary, CILCORP Energy Services Inc., increased in 2001 due to increased gas marketing sales and higher natural gas prices.

        Other revenue decreased in 2001 compared to 2000. In 2000, there was a $5.8 million pre-tax gain on the sale of stock options of McLeod USA, Inc. CILCORP received the options as part of the sale of QST Communications in August 1998.

        In 2001, CILCORP reversed a $4.5 million preacquisition contingency related to the litigation and subsequent settlement at QST Energy (recorded in Other Revenue). See related discussion at Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—QST Enterprises Discontinued Operations.

        The decrease in operating expenses is primarily due to pension and postemployment benefits. The market value of the assets and liabilities of these plans was adjusted on CILCORP's balance sheet at the time of acquisition by AES. Following these adjustments, the net periodic benefit costs are separately calculated and recorded at CILCORP consolidated and CILCO.

        In 2001, the $83.9 million credit to fuel for generation and purchased power represents the effect of the settlement of the out-of-market long-term coal contract and resultant removal of the $80 million preacquisition contingency related to this contract. The entire preacquisition contingency related to this contract has now been extinguished from CILCORP's balance sheet. CILCORP also reversed a $4.0 million preacquisition contingency related to the settlement of the 1999 and 2000 CILCO FAC reconciliations. See related discussion at Item 1. Business, Business of CILCO, Fuel Supply—Coal.

        In 2000, fuel for generation and purchased power was impacted by the effect of a purchase accounting adjustment of $1.8 million related to a forward sale contract for electricity entered into prior to the AES acquisition of CILCORP. Also, impacting 2000 was $1.7 million related to the out-of-market long-term coal contract.

        Income taxes increased in 2001 compared to 2000 due to higher net income resulting primarily from the elimination of the preacquisition liability related to the out-of-market long-term coal contract.

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

        Income (Loss) from operations of discontinued businesses, net of tax:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
QST Enterprises (excluding QST Environmental), net of tax of $(2,880) and $(140)	$(4,380)	$—	$(213)	l	$—
QST Environmental, net of tax of $(221)	—	—	—	l	(407)

	$(4,380)	$—	$(213)	l	$(407)

        QST Enterprises' (excluding QST Environmental) financial results for 2001 and for the period October 19, 1999, through December 31, 1999, were in excess of the discontinued operations liability and are shown as losses for those periods. The results of QST Enterprises (excluding QST Environmental) for 2000 and for the period January 1, 1999, through October 18, 1999, were reflected in the discontinued operations liability, resulting in no net income or loss.

        In June 1999, QST Enterprises sold QST Environmental. No after-tax gain or loss was realized from the sale. QST Environmental's operating results through May 30, 1999, are included in the January 1 through October 18 loss from operations of discontinued businesses.

        Beginning in 1999, QST Energy was involved in litigation against two of its California commercial customers. On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits. A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at the time of settlement. CILCORP had reserved $4.5 million as a preacquisition contingency related to this litigation. The remaining receivable of $7.0 million at QST Energy was written off during the third quarter of 2001, resulting in the loss recorded as QST Discontinued Operations during 2001, and was partially offset by the $4.5 million preacquisition contingency recorded at CILCORP.

RESULTS OF OPERATIONS—CENTRAL ILLINOIS LIGHT COMPANY

CILCO ELECTRIC OPERATIONS

        The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income

	2001	2000	1999
	(In thousands)
Revenue:
Electric retail	$373,603	$367,812	$351,508
Sales for resale	18,208	31,024	21,206

Total revenue	391,811	398,836	372,714

Cost of sales:
Cost of fuel	165,232	115,310	77,748
Purchased power expense	44,441	47,388	60,251
Revenue taxes	19,315	19,176	18,730

Total cost of sales	228,988	181,874	156,729

Gross margin	162,823	216,962	215,985

Operating expenses:
Operation and maintenance expenses	83,514	78,998	111,541
Depreciation and amortization	47,604	48,404	47,070
Other taxes	9,046	8,870	10,227

Total operating expenses	140,164	136,272	168,838

Fixed charges and other:
Interest on long-term debt	12,622	12,506	13,772
Cost of borrowed funds capitalized	(18)	(533)	(157)
Other interest	4,155	4,389	2,971

Total	16,759	16,362	16,586

Income before taxes	5,900	64,328	30,561
Income taxes	2,561	23,448	10,440

Electric income	$3,339	$40,880	$20,121

        Electric gross margin decreased 25% in 2001 compared to 2000 due to several factors. CILCO terminated an out-of-market long-term coal contract with Freeman United Coal Mining Company resulting in a $25.2 million charge to cost of fuel. For further information, see Item 1. Business, Business of CILCO, Fuel Supply—Coal and Note 7 to the Consolidated Financial Statements. Also, CILCO and the Illinois Commerce Commission (ICC) agreed to a Fuel Adjustment Clause (FAC) settlement in 2001. In its order dated August 21, 2001, the ICC approved the agreement requiring CILCO to refund $17.8 million related to the 1999 FAC reconciliation and $2.6 million related to the 2000 FAC reconciliation. Also contributing to the decrease in electric gross margin was decreased wholesale power sales and increased purchased power costs. On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the ICC ordered changes in CILCO's calculation of allowable fuel costs applicable to sales subject to the FAC. These changes revised the allocation of generated and purchased power between regulated and non-regulated sales. As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001. (Non-regulated sales are discussed in CILCO Other. See Item 7. Management's Discussion and

Analysis of Financial Condition and Results of Operations—CILCO Other.) The order also affected how costs are allocated between FAC and non-FAC customers in the CILCO service territory, resulting in less cost being recovered through FAC customers. On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts. The emergency rule restored the previous calculation method for off-system non-regulated sales in an attempt to fairly allocate costs between regulated and non-regulated sales. On July 25, 2001, the ICC entered a final order, amending the emergency rule, and further changing the method for allocating fuel costs to non-regulated sales.

        Retail kilowatt hour (kWh) sales increased 1% in 2001 compared to 2000. Residential sales and commercial sales both increased by 2%. Cooling degree days were 4% higher in 2001 than in 2000. Industrial sales volumes decreased 1% compared to 2000.

        Electric gross margin increased 7% in 2000 while retail kWh sales increased 1% compared to 1999. Residential and commercial sales volumes increased 2% and 4%, respectively. Cooling degree days were 3% higher in 2000 than in 1999. Industrial sales volumes decreased 1% compared to 1999.

        Sales for resale decreased 41% in 2001. Sales for resale increased 46% in 2000. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale.

        The overall level of business activity in CILCO's service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term. CILCO's electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

        Electric operations and maintenance expense increased 6% in 2001 compared to 2000. The increase was mainly due to a lower return on pension assets in 2000 and to increased costs for uncollectible accounts, tree trimming, medical and postemployment benefits expenses. These increases were partially offset by decreased costs for power plant operations.

        Electric operations and maintenance expenses decreased 29% in 2000. The 2000 decrease was mainly due to a $28.5 million 1999 charge to pension and benefits expense as a result of the Voluntary Early Retirement Programs offered to Management and Office and Technical employees and to employees in CILCO's electric power generation area. In 2000, a $2.7 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, electric operations and maintenance expenses decreased 8% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company. This decrease was partially offset by greater operations and maintenance expenses at the power plants as well as greater tree trimming expenses in 2000, as compared to 1999.

        Depreciation and amortization expense decreased 2% in 2001 compared to 2000 due to a decrease in production depreciation expense. The estimated remaining useful lives of the power plants were extended resulting in reduced depreciation rates. The increase in depreciation and amortization expense in 2000 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired and increased amortization associated with the implementation of new computer systems.

        Fixed charges and other expenses increased 2% in 2001 compared to 2000.

        The decrease in income tax expense in 2001 compared to 2000 was primarily due to lower pre-tax income resulting from the decrease in electric gross margin.

CILCO GAS OPERATIONS

        The following table summarizes gas operating revenue and expenses by component.

Components of Gas Income

	2001	2000	1999
	(In thousands)
Revenue:
Sale of gas	$265,665	$232,251	$175,595
Transportation services	5,769	5,403	5,165

Total revenue	271,434	237,654	180,760

Cost of sales:
Cost of gas	190,348	152,906	99,293
Revenue taxes	8,866	8,413	8,200

Total cost of sales	199,214	161,319	107,493

Gross margin	72,220	76,335	73,267

Operating expenses:
Operation and maintenance expenses	31,227	30,576	42,344
Depreciation and amortization	21,529	21,001	19,616
Other taxes	2,160	2,823	3,108

Total operating expenses	54,916	54,400	65,068

Fixed charges and other:
Interest on long-term debt	5,056	5,010	5,462
Cost of borrowed funds capitalized	—	—	(1)
Other interest	1,665	1,758	1,179

Total	6,721	6,768	6,640

Income before taxes	10,583	15,167	1,559
Income taxes	4,426	6,430	836

Gas income	$6,157	$8,737	$723

        Gas gross margin decreased 5% in 2001 compared to 2000. Residential and commercial sales volumes decreased 11% and 13%, respectively. Heating degree days were 6% lower in 2001 than in 2000, and 12% lower than normal, as reported by the National Weather Service for Central Illinois. Industrial sales volumes increased 41% in 2001 compared to 2000 due to increased system use sales to transportation customers.

        Gas gross margin increased 4% in 2000 compared to 1999. Residential and commercial sales volumes increased 3% and 10%, respectively. Heating degree days were 8% higher in 2000 than in 1999, but 6% lower than normal, as reported by the National Weather Service for Central Illinois. Industrial sales volumes increased 7% in 2000 compared to 1999.

        Revenue from gas transportation services increased 7% in 2001, while the volume of gas transported decreased 5%. Decreases in lower margin industrial gas transportation sales were offset by increases in higher margin commercial gas transportation sales.

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

        The cost of gas increased 24% in 2001 and 54% in 2000 primarily due to higher natural gas prices. Increased gas sales also contributed to the increase in cost of gas for 2000. These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

        Gas operations and maintenance expenses increased 2% in 2001 and decreased 28% in 2000. The 2001 increase was mainly due to an increased uncollectible accounts expense, increased medical and postemployment benefits, and lower return on pension assets, partially offset by decreased information technology expenses. The 2000 decrease was mainly due to a $9.1 million charge to pension and benefits expense in the third quarter of 1999 as a result of the Voluntary Early Retirement Program offered to Management and Office and Technical employees. In the fourth quarter of 2000, a $1.4 million charge to pension and benefits expense resulted from the Voluntary Early Retirement Program offered to the employees represented by the International Brotherhood of Electrical Workers Local 51 (see Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Voluntary Early Retirement Programs). Absent the charges related to the Voluntary Early Retirement Programs, gas operations and maintenance expenses decreased 12% in 2000. The decrease is primarily the result of lower administrative and general expenses due to fewer people in the Company.

        The increase in depreciation and amortization expenses in 2001 and 2000 reflect additions as well as replacements of utility plant at costs in excess of the original cost of the property retired.

        Fixed charges and other expenses decreased 1% in 2001 compared to 2000.

        The decrease in income tax expense in 2001 compared to 2000 was primarily due to lower pre-tax income.

CILCO OTHER

        The following table summarizes other income and deductions:

Components of Other Income and Deductions

	2001	2000	1999
	(In thousands)
Revenue	$96,062	$47,807	$5,399
Expense	(85,923)	(50,521)	(6,992)

Gross margin	10,139	(2,714)	(1,593)

Other income and deductions:
Interest income	758	547	225
Amortization	—	—	(505)
Operating expenses	(3,269)	(2,099)	(1,582)
Other taxes	5	(4)	(4)
Preferred stock dividends	(2,159)	(2,977)	(3,208)
Other	(1,354)	(1,221)	(1,037)

Total other income and deductions	(6,019)	(5,754)	(6,111)

Income (loss) before income taxes	4,120	(8,468)	(7,704)

Income taxes	935	(3,651)	(2,901)

Other income (loss)	$3,185	$(4,817)	$(4,803)

        Gross margin increased in 2001 primarily due to increased non-regulated electricity sales in Illinois outside of CILCO's service territory and ICC mandated changes in the manner in which generated and purchased power costs are allocated between regulated and non-regulated sales (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—CILCO Electric Operations). These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

        Operating expenses increased in 2001 due primarily to greater administrative and general expenses as a result of the increase in non-regulated electricity sales in Illinois.

        Preferred stock dividends decreased in 2001 due to the redemption of $25 million of auction rate preferred stock in July 2000.

Item 8. Financial Statements and Supplementary Data

        Index to Financial Statements:

Page
CILCORP
Management's Report	44
Reports of Independent Public Accountants	45-46
Consolidated Statements of Operations and Comprehensive Income	47
Consolidated Balance Sheets	48-49
Consolidated Statements of Cash Flows	50
Statements of Segments of Business	51-54
Consolidated Statements of Stockholder's Equity	55
Notes to Consolidated Financial Statements	56-76
CILCO
Management's Report	77
Reports of Independent Public Accountants	78-79
Consolidated Statements of Income and Comprehensive Income	80
Consolidated Balance Sheets	81
Consolidated Statements of Cash Flows	82
Statements of Segments of Business	83-85
Consolidated Statements of Stockholder's Equity	86
Notes to Consolidated Financial Statements	87-103

Management's Report

        Management has prepared the accompanying financial statements and notes for CILCORP Inc. and its consolidated subsidiaries in accordance with generally accepted accounting principles. Estimates and judgments used in developing these statements are the responsibility of management. Financial data presented throughout this report is consistent with these statements.

        CILCORP Inc. maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures and the careful selection and training of qualified personnel.

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

                          T. S. Romanowski
                          Chief Financial Officer
                          and Treasurer

INDEPENDENT AUDITORS' REPORT

To	The Board of Directors and Stockholder of CILCORP Inc. Peoria, Illinois

        We have audited the accompanying consolidated balance sheets of CILCORP Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholder's equity, cash flows, and statements of segments of business for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CILCORP Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 9 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 18, 2002
(February 21, 2002 as to Note 7)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of CILCORP Inc.:

        We have audited the accompanying consolidated statements of operations and comprehensive income, cash flows, segments of business and stockholder's equity of CILCORP Inc. (an Illinois corporation) and subsidiaries for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of CILCORP Inc. and subsidiaries for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, in conformity with accounting principles generally accepted in the United States.

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

                          Arthur Andersen LLP

Chicago, Illinois
January 28, 2000

CILCORP Inc. and Subsidiaries

Consolidated Statements of Operations

and Comprehensive Income

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Revenue:
CILCO Electric	$391,811	$398,836	$65,606	l	$307,108
CILCO Gas	271,434	237,654	49,860	l	130,900
CILCO Other	96,820	48,354	2,502	l	3,122
Other Businesses	54,805	38,670	2,621	l	19,131

Total	814,870	723,514	120,589	l	460,261

Operating Expenses:
Fuel for Generation and Purchased Power	210,952	208,271	25,346	l	116,544
Gas Purchased for Resale	232,347	174,777	32,547	l	79,768
Other Operations and Maintenance	120,222	117,028	25,446	l	149,273
Depreciation and Amortization	86,013	86,810	15,863	l	54,383
State and Local Revenue Taxes	28,181	27,589	4,932	l	21,998
Other Taxes	11,431	11,857	2,838	l	10,540

Total	689,146	626,332	106,972	l	432,506

Fixed Charges and Other:
Interest Expense	69,784	71,752	14,339	l	22,629
Preferred Stock Dividends of Subsidiary	2,159	2,977	558	l	2,650
Allowance for Funds Used During Construction	(18)	(533)	(71)	l	(87)
Other	1,354	1,221	274	l	763

Total	73,279	75,417	15,100	l	25,955

Income (Loss) from Continuing Operations Before Income Taxes	52,445	21,765	(1,483)	l	1,800
Income Taxes	24,100	10,380	(951)	l	1,113

Net Income (Loss) from Continuing Operations	28,345	11,385	(532)	l	687
Loss from Operations of Discontinued Businesses, Net of Tax of $(2,880), $(140) and $(221)	(4,380)	—	(213)	l	(407)

Net Income (Loss)	$23,965	$11,385	$(745)	l	$280
Other Comprehensive Loss	(13,576)	(450)	—	l	—

Comprehensive Income (Loss)	$10,389	$10,935	$(745)	l	$280

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Consolidated Balance Sheets

Assets (As of December 31)

	2001	2000
	(In thousands)
Current Assets:
Cash and Temporary Cash Investments	$18,312	$11,743
Receivables, Less Allowance for Uncollectible Accounts of $1,800 and $1,343	47,610	91,050
Accrued Unbilled Revenue	40,265	70,444
Fuel, at Average Cost	18,068	13,995
Materials and Supplies, at Average Cost	17,273	16,295
Gas in Underground Storage, at Average Cost	27,067	28,413
FAC Underrecoveries	1,255	1,153
PGA Underrecoveries	3,236	19,685
Prepayments and Other	7,627	5,563

Total Current Assets	180,713	258,341

Investments and Other Property:
Investment in Leveraged Leases	135,504	140,936
Other Investments	19,285	21,056

Total Investments and Other Property	154,789	161,992

Property, Plant and Equipment:
Utility Plant, at Original Cost
Electric	716,857	695,220
Gas	233,278	218,710

	950,135	913,930
Less-Accumulated Provision for Depreciation	126,502	66,128

	823,633	847,802
Construction Work in Progress	34,340	29,213
Other, Net of Depreciation	14	144

Total Property, Plant and Equipment	857,987	877,159

Other Assets:
Goodwill, Net of Accumulated Amortization of $33,753 and $18,422	579,211	594,544
Other	38,998	56,240

Total Other Assets	618,209	650,784

Total Assets	$1,811,698	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Consolidated Balance Sheets

Liabilities and Stockholder's Equity (As of December 31)

	2001	2000
	(In thousands)
Current Liabilities:
Current Portion of Long-Term Debt	$1,400	$17,500
Notes Payable	63,000	115,300
Accounts Payable	75,644	113,571
Accrued Taxes	14,879	20,170
Accrued Interest	18,392	18,495
Other	18,281	6,294

Total Current Liabilities	191,596	291,330

Long-Term Debt	717,730	720,482

Deferred Credits and Other Liabilities:
Deferred Income Taxes	202,822	198,577
Regulatory Liability of Regulated Subsidiary	45,377	42,752
Deferred Investment Tax Credit	14,553	16,159
Provision for Out-of-Market Contract	—	90,574
Other	83,388	77,559

Total Deferred Credits and Other Liabilities	346,140	425,621

Preferred Stock of Subsidiary without
Mandatory Redemption	19,120	19,120
Preferred Stock of Subsidiary with Mandatory Redemption	22,000	22,000

Total Preferred Stock of Subsidiary	41,120	41,120

Stockholder's Equity:
Common Stock, no par value; Authorized 10,000 Outstanding 1,000	—	—
Additional Paid-in Capital	518,833	468,833
Retained Earnings	10,305	1,340
Accumulated Other Comprehensive Income	(14,026)	(450)

Total Stockholder's Equity	515,112	469,723

Total Liabilities and Stockholder's Equity	$1,811,698	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Cash Flows from Operating Activities:				l
Net Income from Continuing Operations Before Preferred Dividends	$30,504	$14,362	$26	l	$3,337

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:				l
Non-Cash Income	(4,071)	(7,645)	(996)	l	(4,830)
Coal Contract Settlement	(90,574)	—	—	l	—
QST Litigation Settlement	(4,500)	—	—	l	—
Non-Cash FAC Refund	(4,045)	—	—	l	—
Intangible Items	6,438	—	—	l	—
Other Non-Cash Items	247	—	—	l	—
Cash Receipts in Excess of Debt Service on Leases	9,611	10,397	1,099	l	8,943
Depreciation and Amortization	86,013	86,810	15,863	l	54,383
Deferred Income Taxes, Investment Tax Credit and Regulatory Liability of Subsidiary, Net	12,668	(16,255)	(3,055)	l	(20,419)
Changes in Operating Assets and Liabilities:				l
Decrease (Increase) in Accounts Receivable and Accrued Unbilled Revenue	55,788	(58,492)	(16,488)	l	10,527
(Increase) Decrease in Inventories	(3,706)	(6,950)	2,379	l	(4,873)
(Decrease) Increase in Accounts Payable	(25,555)	69,256	(13,300)	l	(6,276)
(Decrease) Increase in Accrued Taxes	(1,534)	4,582	2,749	l	8,372
Decrease (Increase) in Other Assets	10,846	265	(9,009)	l	(29,807)
Increase in Other Liabilities	10,871	750	3	l	36,076

Net Cash Provided by (Used in) Operating Activities	89,001	97,080	(20,729)	l	55,433

Net Cash Provided by (Used in) Operating Activities of Discontinued Operations	7,377	(202)	(447)	l	10,187

Net Cash Flow Provided by (Used in) Operating Activities	96,378	96,878	(21,176)	l	65,620

Cash Flows from Investing Activities:				l
Additions to Plant	(51,255)	(55,532)	(9,662)	l	(45,473)
Other	(195)	(4,446)	(1,120)	l	(2,454)

Net Cash Used in Investing Activities	(51,450)	(59,978)	(10,782)	l	(47,927)
Net Cash Provided by Investing Activities of Discontinued Operations	—	—	—	l	17,376

Net Cash Flow Used in Investing Activities	(51,450)	(59,978)	(10,782)	l	(30,551)

Cash Flows from Financing Activities:				l
Net (Decrease) Increase in
Short-Term Debt	(52,300)	23,400	(10,177)	l	5,877
Long-Term Debt Retired	(18,900)	(30,500)	(13,423)	l	(980)
Long-Term Debt Issued	—	8,000	475,000	l	—
Preferred Stock Redeemed	—	(25,000)	—	l	—
Common Dividends Paid	(15,000)	(9,300)	—	l	(29,813)
Preferred Dividends Paid	(2,159)	(2,977)	(836)	l	(2,372)
Common Stock Redeemed	—	—	(885,669)	l	—
Additional Paid-in Capital	50,000	—	468,833	l	—

Net Cash (Used in) Provided by Financing Activities	(38,359)	(36,377)	33,728	l	(27,288)

Net Increase in Cash and Temporary Cash Investments	6,569	523	1,770	l	7,781
Cash and Temp. Cash Investments at Beginning of Period	11,743	11,220	9,450	l	1,669

Cash and Temporary Cash Investments at End of Period	$18,312	$11,743	$11,220	l	$9,450

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

	2001
	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Operatns.	Total
	(In thousands)
Revenues	$391,811	$271,434	$96,062	$54,320	$—	$813,627
Interest income	—	—	758	485	—	1,243

Total	391,811	271,434	96,820	54,805	—	814,870

Operating expenses	321,548	232,601	89,187	(40,203)	—	603,133
Depreciation and amortization	47,604	21,529	—	16,880		86,013

Total	369,152	254,130	89,187	(23,323)	—	689,146

Interest expense	16,777	6,721	—	46,286	—	69,784
Preferred stock dividends	—	—	2,159	—	—	2,159
Fixed charges and other expenses	(18)	—	1,354	—	—	1,336

Total	16,759	6,721	3,513	46,286	—	73,279

Income from continuing oper. before income taxes	5,900	10,583	4,120	31,842	—	52,445
Income taxes	2,561	4,426	935	16,178	—	24,100

Net income from continuing operations	3,339	6,157	3,185	15,664	—	28,345
Effect of discontinued operations	—	—	—	—	(4,380)	(4,380)

Segment net income (loss)	$3,339	$6,157	$3,185	$15,664	$(4,380)	$23,965

Capital expenditures	$36,465	$14,790	$—	$—	$—	$51,255
Revenue from major customer Caterpillar Inc.	$52,346	$1,724	$11	$21,096	$—	$75,177
Segment assets	$735,382	$292,268	$5,056	$1,222,220	$1,435	$2,256,361
Consolidation adjustments	(2,110)	(781)	—	(440,610)	(1,162)	(444,663)

Total assets	$733,272	$291,487	$5,056	$781,610	$273	$1,811,698

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

	2000
	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Operatns	Total
	(In thousands)
Revenues	$398,836	$237,654	$47,807	$38,527	$—	$722,824
Interest income	—	—	547	143	—	690

Total	398,836	237,654	48,354	38,670	—	723,514

Operating expenses	269,742	194,718	52,624	22,438	—	539,522
Depreciation and amortization	48,404	21,001	—	17,405	—	86,810

Total	318,146	215,719	52,624	39,843	—	626,332

Interest expense	16,895	6,768	—	48,089	—	71,752
Preferred stock dividends	—	—	2,977	—	—	2,977
Fixed charges and other expenses	(533)	—	1,221	—	—	688

Total	16,362	6,768	4,198	48,089	—	75,417

Income from continuing oper. before income taxes	64,328	15,167	(8,468)	(49,262)	—	21,765
Income taxes	23,448	6,430	(3,651)	(15,847)	—	10,380

Net income from continuing operations	40,880	8,737	(4,817)	(33,415)	—	11,385
Effect of discontinued operations	—	—	—	—	—	—

Segment net income (loss)	$40,880	$8,737	$(4,817)	$(33,415)	$—	$11,385

Capital expenditures	$41,366	$14,166	$—	$—	$—	$55,532
Revenue from major customer Caterpillar Inc.	$42,961	$1,448	$292	$9,243	$—	$53,944
Segment assets	$765,115	$331,290	$5,447	$1,272,677	$19,296	$2,393,825
Consolidation adjustments	(726)	(282)	—	(438,586)	(5,955)	(445,549)

Total assets	$764,389	$331,008	$5,447	$834,091	$13,341	$1,948,276

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

	October 19 to December 31, 1999
	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Operatns.	Total
	(In thousands)
Revenues	$65,606	$49,860	$2,430	$2,600	$—	$120,496
Interest income	—	—	72	21	—	93

Total	65,606	49,860	2,502	2,621	—	120,589

Operating expenses	46,444	38,770	2,840	3,055	—	91,109
Depreciation and amortization	9,202	3,745	—	2,916	—	15,863

Total	55,646	42,515	2,840	5,971	—	106,972

Interest expense	3,462	1,373	—	9,504	—	14,339
Preferred stock dividends	—	—	558	—	—	558
Fixed charges and other expenses	(71)	—	274	—	—	203

Total	3,391	1,373	832	9,504	—	15,100

Income from continuing oper. before income taxes	6,569	5,972	(1,170)	(12,854)	—	(1,483)
Income taxes	2,071	2,402	(466)	(4,958)	—	(951)

Net income from continuing operations	4,498	3,570	(704)	(7,896)	—	(532)
Effect of discontinued operations	—	—	—	—	(213)	(213)

Segment net income (loss)	$4,498	$3,570	$(704)	$(7,896)	$(213)	$(745)

Capital expenditures	$7,071	$2,591	$—	$—	$—	$9,662
Revenue from major customer Caterpillar Inc.	$7,423	$251	$231	$649	$—	$8,554
Segment assets	$754,961	$290,107	$5,048	$1,183,493	$23,193	$2,256,802
Consolidation adjustments	(2,121)	(825)	—	(422,767)	(136)	(425,849)

Total assets	$752,840	$289,282	$5,048	$760,726	$23,057	$1,830,953

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

	January 1 to October 18, 1999
	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Operatns.	Total
	(In thousands)
Revenues	$307,108	$130,900	$2,969	$19,032	$—	$460,009
Interest income	—	—	153	99	—	252

Total	307,108	130,900	3,122	19,131	—	460,261

Operating expenses	232,053	114,175	5,738	26,157	—	378,123
Depreciation and amortization	37,868	15,871	505	139	—	54,383

Total	269,921	130,046	6,243	26,296	—	432,506

Interest expense	13,281	5,268	—	4,080	—	22,629
Preferred stock dividends	—	—	2,650	—	—	2,650
Fixed charges and other expenses	(86)	(1)	763	—	—	676

Total	13,195	5,267	3,413	4,080	—	25,955

Income from continuing oper. before income taxes	23,992	(4,413)	(6,534)	(11,245)	—	1,800
Income taxes	8,369	(1,566)	(2,435)	(3,255)	—	1,113

Net income from continuing operations	15,623	(2,847)	(4,099)	(7,990)	—	687
Effect of discontinued operations	—	—	—	—	(407)	(407)

Segment net income (loss)	$15,623	$(2,847)	$(4,099)	$(7,990)	$(407)	$280

Capital expenditures	$31,914	$13,559	$—	$—	$—	$45,473
Revenue from major customer Caterpillar Inc.	$31,335	$868	$282	$6,284	$—	$38,769
Segment assets	$743,441	$281,241	$4,512	$578,483	$26,433	$1,634,110
Consolidation adjustments	2,678	1,042	—	(403,852)	(136)	(400,268)

Total assets	$746,119	$282,283	$4,512	$174,631	$26,297	$1,233,842

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Consolidated Statements of Stockholder's Equity

	Common Stock
			Add'l Paid in Capital	Retained Earnings	Other Comprehensive Income
	Shares	Amount				Total
	(In thousands except share amounts)
Balance 1/1/99	13,610,680	$192,853	$0	$143,530	$(845)	$335,538
CILCORP Shareholder Return Incentive Compensation	15,000
Shares Forfeited		(1,842)				(1,842)
Cash Dividend Declared on Common Stock ($2.46/share)				(29,813)		(29,813)
Other				662		662
Net Income				280		280

Balance 10/18/99	13,625,680	$191,011	$0	$114,659	$(845)	$304,825

Balance 10/18/99	13,625,680	$191,011	$0	$114,659	$(845)	$304,825
AES Acquisition	(13,625,680)	(191,011)		(114,659)	845	(304,825)
AES Equity Contribution	1,000		468,833			468,833
Net Loss				(745)		(745)

Balance 12/31/99	1,000	$0	$468,833	$(745)	$0	$468,088
Cash Dividend Declared on Common Stock				(9,300)		(9,300)
Additional Minimum Liability of Non-Qualified Pension Plan, net of $(299) taxes					(450)	(450)
Net Income				11,385		11,385

Balance 12/31/00	1,000	$0	$468,833	$1,340	$(450)	$469,723
AES Equity Contribution			50,000			50,000
Cash Dividend Declared on Common Stock				(15,000)		(15,000)
Additional Minimum Liability of Non-Qualified Pension Plan, net of $(5,931) taxes					(8,883)	(8,883)
SFAS 133, net of $(3,085) taxes					(4,693)	(4,693)
Net Income				23,965		23,965

Balance 12/31/01	1,000	$0	$518,833	$10,305	$(14,026)	$515,112

See Notes to Consolidated Financial Statements.

CILCORP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries QST Environmental Inc. (QST Environmental), QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices—see Item 1. Business—CILCORP Inc. and Subsidiaries) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. QST completed the sale of subsidiary QST Environmental in the second quarter of 1999 (see Results of Operations—QST Enterprises Discontinued Operations). Prior year amounts have been reclassified on a basis consistent with the 2000 presentation.

        CILCORP, a public utility holding company, is a wholly-owned subsidiary of The AES Corporation (AES). CILCO, CILCORP's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other CILCORP first-tier subsidiaries are CILCORP Investment Management Inc. (CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursues investment opportunities in energy-related products and services.

        AES completed the acquisition of 100% of CILCORP's outstanding common stock on October 18, 1999. Approximately $886 million was required to complete the merger, which involved the purchase of 13,625,680 shares of CILCORP's common stock. Currently, there are 10,000 authorized shares of CILCORP common stock, 1,000 of which are issued. AES owns 100% of the 1,000 issued shares.

        The merger was accounted for using the purchase method of accounting. Under this method, the purchase price was allocated to the fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired of approximately $573 million was recorded as goodwill at CILCORP and is being amortized over 40 years. This initial allocation of the purchase price at October 18, 1999, was based on preliminary estimates made by the Company. During 2000, adjustments were made to the purchase price allocation as additional information became available to finalize the allocation previously based upon preliminary estimates. The primary effect of these adjustments was to increase goodwill by approximately $40 million, to increase utility plant by $28.4 million (offset by deferred taxes of $11.3 million), and to record a liability of approximately $110 million for an out-of-market long-term coal contract (offset by deferred taxes of approximately $44 million and net customer contract intangibles of approximately $17 million). Changes to the Company's estimates after October 2000 have been recorded in results of operations. During 2001, CILCORP settled preacquisition contingencies related to QST Energy, the FAC refund and the out-of-market long-term coal contract resulting in charges against net liabilities established at the time of the acquisition in the amount of $93.3 million ($53.4 million net of tax) and a $33.7 million ($19.4 million net of tax) credit to operations, including discontinued operations. As of December 31, 2001, all significant preacquisition contingencies had been resolved.

        Following the acquisition, results of operations for CILCORP Inc. and subsidiaries are presented for the periods before and after the acquisition, separated by a heavy black line.

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

NEW ACCOUNTING PRONOUNCEMENTS

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations", Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". See Note 10.

REGULATION

        CILCO is a public utility subject to regulation by the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC) with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

        CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for certain of its regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

        The Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective in Illinois in December 1997. Among other provisions, this law began a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Competition).

        Due to the Customer Choice Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71. Regulatory assets included on the Consolidated Balance Sheets at December 31, 2001, and 2000, are as follows:

	2001	2000
	(In thousands)
Included in current assets:
Fuel and gas cost adjustments	$4,491	$20,838
Coal tar remediation cost—estimated current (included in prepayments and other)	825	715

Costs included in current assets	5,316	21,553

Included in other assets:
Coal tar remediation cost, net of recoveries	23	1,253
Clean air permit fees	17	(47)
Regulatory tax asset	4,085	19,149
Deferred gas costs	14	—
Unamortized loss on reacquired debt	2,448	2,691

Future costs included in other assets	6,587	23,046

Total regulatory assets	$11,903	$44,599

        Regulatory assets at December 31, 2001, are related to CILCO's regulated electric and gas distribution activities. Regulatory liabilities, consisting of deferred tax items of approximately $45.4 million and $42.8 million at December 31, 2001, and 2000, respectively, and deferred taxes for investment tax credits of approximately $5.3 million and $6.4 million at December 31, 2001 and 2000, respectively, are primarily related to CILCO's electric and gas transmission and distribution operations.

        CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 2001, and 2000, were:

	2001	2000
	(In thousands)
Property, Plant and Equipment	$303,013	$294,147
Less: Accumulated Depreciation	33,230	17,990

	269,783	276,157
Construction Work in Progress	13,811	4,994

Net Property, Plant and Equipment	283,594	281,151
Fuel, at Average Cost	18,068	13,995
Materials and Supplies, at Average Cost	10,457	10,514
Allowance Inventory	1,598	276

Total Identifiable Electric Generation Assets	$313,717	$305,936

        Accumulated deferred income taxes and investment tax credits associated with electric generation property at December 31, 2001, and 2000, were approximately $62.8 million and $67.2 million, respectively, and investment tax credits were approximately $5.5 million and $6.1 million at December 31, 2001, and 2000, respectively.

OPERATING REVENUES, FUEL COSTS AND COST OF GAS

        Electric, gas, and non-regulated energy and energy services revenues include service provided but unbilled at year end. Substantially all CILCO gas system sales rates include a Purchased Gas Adjustment clause. This clause provides for the recovery of changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the balance sheets as a current asset or current liability (see Regulation) and adjusted by refunds or collections through future billings to customers. CILCO's former electric energy rates included a similar Fuel Adjustment Clause (FAC). CILCO filed a proposal to eliminate the FAC on September 10, 2001. Tariffs eliminating the FAC became effective October 29, 2001. (See Item 1. Business of CILCO—Electric Fuel and Purchased Gas Adjustment Clauses.)

CONCENTRATION OF CREDIT RISK

        CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 2001, CILCO had net receivables of $49.4 million, of which approximately $.4 million was due from its major customer.

        See CILCORP Note 16 for a discussion of receivables related to CILCORP Investment Management Inc.'s leveraged lease portfolio.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximates fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $22.1 million at December 31, 2001, and $21.6 million at December 31, 2000, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of Long-Term Debt, including current maturities, was $729.4 million at December 31, 2001, and $785.2 million at December 31, 2000. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the regulated portions of CILCO's business. See CILCORP Note 9 for fair value of derivative financial instruments.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

        The allowance, representing the cost of borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense. In accordance with the FERC formula, the composite AFUDC rates used in 2001, 2000, and 1999 were 4.8%, 6.9% and 5.9%, respectively.

DEPRECIATION AND MAINTENANCE

        Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.5%, 3.7%, and 3.8% for electric for 2001, 2000, and 1999, respectively, and 4.7%, 4.6%, and 4.6% for gas for 2001, 2000, and 1999, respectively. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

GOODWILL

        The excess purchase price over the fair value of the assets acquired and the liabilities assumed by AES in its acquisition of CILCORP and its subsidiaries was allocated to CILCORP goodwill. Goodwill was being amortized using the straight-line method over a 40-year period through December 2001. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires the use of a nonamortization approach for purchased goodwill and certain intangibles. See CILCORP Note 10 for further discussion.

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

        Cash paid for interest and income taxes was as follows:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Interest	$69,845	$70,942	$5,032	l	$21,412
Income taxes	$9,450	$27,496	$—	l	$10,828

COMPANY-OWNED LIFE INSURANCE POLICIES

        The following amounts related to Company-owned life insurance contracts, issued by a major insurance company, are included in Other Investments:

	2001	2000
	(In thousands)
Cash surrender value of contracts	$69,234	$62,789
Borrowings against contracts	(65,314)	(59,292)

Net investment	$3,920	$3,497

        Interest expense related to borrowings against Company-owned life insurance, included in "Other" on the Consolidated Statements of Operations and Comprehensive Income, was $4.9 million, $4.3 million, and $4.0 million for 2001, 2000, and 1999, respectively.

NOTE 2—INCOME TAXES

        The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on the Company's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 2001, and 2000, were as follows:

	December 31
	2001	2000
	(In thousands)
Deferred tax assets:
Deferred tax asset—non-property	$43,519	$19,319
Deferred tax asset—out-of-market contract	0	35,931

Deferred tax assets	$43,519	$55,250

	December 31
	2001	2000
	(In thousands)
Deferred tax liabilities:
Deferred tax liability—property	$140,816	$147,611
Deferred tax liability—leases	105,525	106,216

Accumulated deferred income tax liability	$246,341	$253,827

Accumulated deferred income tax liability, net of deferred tax assets	$202,822	$198,577

        The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statements of Operations and Comprehensive Income:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Net change in deferred income tax liability	$4,245	$(38,979)	$5,731	l	$(7,479)
Change in tax effects of income tax related regulatory assets and liabilities	10,973	(430)	(9,024)	l	(7,567)
Deferred tax recorded through purchase accounting	(8,121)	29,725	812	l	—
Pension shortfall	5,931	602	—	l	—
SFAS 133	3,085	—	—	l	—
Other	(922)	(2,658)	572	l	(5,171)

Deferred income tax benefit for the period	15,191	(11,740)	(1,909)	l	(20,217)
Less: Deferred income tax benefit for the period from discontinued operations	—	—	—	l	(830)

Deferred income tax benefit for the period from continuing operations	$15,191	$(11,740)	$(1,909)	l	$(19,387)

        Income tax expenses were as follows:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Current income taxes				l
Federal	$6,031	$19,691	$1,481	l	$18,073
State	1,603	4,062	(329)	l	4,360

Total current income taxes	7,634	23,753	1,152	l	22,433

Deferred income taxes, net Property-related deferred income taxes	(11,850)	(14,244)	(3,653)	l	(4,150)
Leveraged leases	(586)	554	1,271	l	500
Pension expenses	4,233	(2,065)	132	l	(10,057)
Other post-employment benefits expenses	(2,151)	4,056	61	l	(5,144)
Customer advances	28	(99)	(170)	l	26
Gas in underground storage	718	(788)	1,194	l	801
Amortization of debt discounts, premiums and expenses	(99)	482	504	l	(631)
CILCO Executive Deferred Compensation Plan	170	609	(429)	l	(338)
CILCORP Shareholder Return Incentive Comp. Plan	—	—	(694)	l	—
Pension shortfall & VEBA	172	(648)	(174)	l	(534)
Out-of-market contract	22,053	0	0	l	0
Sale of McLeod options	2,290	0	0	l	0
Other	213	403	49	l	(690)

Total deferred income taxes, net	15,191	(11,740)	(1,909)	l	(20,217)

Investment tax credit amortization	(1,605)	(1,633)	(334)	l	(1,324)

Total income tax provisions	$21,220	$10,380	$(1,091)	l	$892

        Total income tax provisions are presented within the Consolidated Statements of Operations and Comprehensive Income as follows:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Income taxes from continuing operations	$24,100	$10,380	$(951)	l	$1,113
Tax on loss from operations of discontinued businesses	(2,880)	—	(140)	l	(221)

Total income tax provisions	$21,220	$10,380	$(1,091)	l	$892

        Total deferred income taxes, net, includes deferred state income taxes of $3,321,000, $(1,637,000), $324,000, and $(3,395,000), for the years 2001 and 2000, and for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999, respectively.

        The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate.

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
Statutory federal income tax	35.0%	35.0%	35.0%	l	35.0%
Amortization of property related deferred taxes provided at tax rates in excess of current rate	3.4	(5.7)	(4.1)	l	45.1
Amortization of investment tax credit	(3.6)	(7.5)	18.2	l	(113.1)
State income taxes	5.0	4.9	6.0	l	(37.4)
Goodwill amortization	11.9	25.0	(55.3)	l	—
Amortization of Lincoln acquisition adjustment	—	—	—	l	15.1
Preferred dividends of subsidiary and other permanent differences	.9	4.7	(9.5)	l	73.0
Tax provision adjustment	1.0	(2.6)	37.9	l	79.2
Affordable housing tax credits	(4.6)	(8.5)	21.4	l	(139.8)
Company-owned life insurance	(2.8)	(5.0)	11.0	l	(74.4)
AES transaction costs	(.7)	3.2	(2.3)	l	140.5
Lobbying expenses and nondeductible meals	.6	1.4	(6.9)	l	24.6
Taxable salvage	.8	3.0	1.7	l	7.8
Other differences	.1	(0.1)	6.3	l	20.6

Total	12.0	12.8	24.4	l	41.2

Effective income tax rate	47.0%	47.8%	59.4%	l	76.2%

NOTE 3—POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

        To reflect the purchase of the Company by AES, CILCORP's balance sheet amounts were adjusted to reflect market values of the assets and liabilities, with corresponding adjustments to goodwill. Adjustments were made to the balance sheet amounts recognized for pension and postretirement health care benefit costs, resulting in a reduction of the net liability of those balance sheet amounts of $26.2 million. Following the market value adjustments, the net periodic benefit costs were actuarially calculated for the time period October 19 through December 31, 1999, and appropriately included only the components of service cost, interest cost and expected return on plan assets.

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

        CILCO has recorded a liability of approximately $1.4 million and $1.6 million at December 31, 2001, and 2000, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.

PENSION BENEFITS

        The majority of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

        Pension costs for the past three years were charged as follows:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Pension costs (income)	$(2,592)	$(2,186)	$(499)	l	$26,464

        The components of net periodic benefit costs follow:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Service cost	$3,032	$3,320	$900	l	$3,821
Interest cost	21,856	21,504	5,260	l	14,537
Expected return on plan assets	(27,486)	(30,212)	(6,659)	l	(20,323)
Amortization of transition asset	—	—	—	l	(666)
Amortization of past service cost	—	—	—	l	785
Recognized actuarial gain	6	(508)	—	l	(328)
Loss recognized due to curtailment and special termination benefits	—	3,710	—	l	28,638

Net benefit cost (income)	$(2,592)	$(2,186)	$(499)	l	$26,464

        During 2000, CILCO recognized $3.7 million of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

        Information on the plans' funded status follows:

	2001	2000
Change in Benefit Obligations
Benefit obligation at beginning of period	$289,182	$281,153
Service cost	3,032	3,320
Interest cost	21,856	21,504
Actuarial loss	30,127	7,370
Benefits paid	(24,060)	(24,165)

Benefit obligation at end of period	$320,137	$289,182

Change in Plan Assets
Fair value of assets at beginning of period	$316,684	$346,515
Actual return on assets	(7,461)	(6,065)
Company contributions	384	399
Benefits paid	(24,060)	(24,165)

Fair value of assets at end of period	$285,547	$316,684

Funded status at end of period	$(34,590)	$27,502
Unrecognized actuarial (gain) loss	55,985	(9,082)

Net amount recognized	$21,395	$18,420

        Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost	$20,395	$17,674
Accumulated other comprehensive income	1,000	746

Net amount recognized	$21,395	$18,420

Assumptions as of end of period
Discount rate	7.00%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%

        At December 31, 2001, and December 31, 2000, CILCO recognized an additional minimum liability on the balance sheets for plans in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $163,445, $154,854, and $134,647, respectively, as of December 31, 2001; $5,706, $5,454, and $0, respectively, as of December 31, 2000.

POSTRETIREMENT HEALTH CARE BENEFITS

        The Company has two non-pension postretirement benefit plans. Both of these plans are health care plans covering two different groups of employees and retirees. Both of these plans are non-contributory except for participants retired under various early retirement windows.

        Postretirement health care benefit costs were charged as follows:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Operating expenses	$4,047	$3,303	$1,038	l	$12,904
Utility plant and other	2,061	1,783	63	l	897

Net postretirement health care Benefit costs	$6,108	$5,086	$1,101	l	$13,801

        The components of net periodic benefit costs follow:

	2001	2000	Oct. 19 to Dec. 31, 1999		Jan. 1 to Oct. 18, 1999
	(In thousands)
Service cost	$1,579	$1,480	$382	l	$1,515
Interest cost	8,107	7,775	1,799	l	4,635
Expected return on plan assets	(3,780)	(4,551)	(1,080)	l	(3,409)
Amortization of transition liability	—	—	—	l	2,144
Recognized actuarial gain	202	—	—	l	—
Loss recognized due to curtailment and special termination benefits	—	382	—	l	8,916

Net benefit cost	$6,108	$5,086	$1,101	l	$13,801

        During 2000, CILCO recognized $.4 million of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

        Information on the plans' funded status follows:

	2001	2000
	(In thousands)
Change in Benefit Obligations
Benefit obligation at beginning of period	$107,212	$96,479
Service cost	1,579	1,480
Interest cost	8,107	7,775
Plan participants' contributions	233	181
Actuarial loss	8,668	7,205
Benefits paid	(8,403)	(5,908)

Benefit obligation at end of period	$117,396	$107,212

Change in Plan Assets
Fair value of assets at beginning of period	$48,105	$55,375
Actual return on assets	(974)	(2,794)
Company contributions	2,138	1,251
Plan participants' contributions	233	181
Benefits paid	(8,403)	(5,908)

Fair value of assets at end of period	$41,099	$48,105

Funded status at end of period	$(76,297)	$(59,107)
Unrecognized actuarial loss	20,540	7,320

Accrued benefit cost	$(55,757)	$(51,787)

Assumptions as of end of period
Discount rate	7.00%	7.75%
Expected return on plan assets	9.00%	9.00%

        For measurement purposes, a 12.4 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0 percent for 2011 and remain level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$730	$(682)
Effect on postretirement benefit obligation	$6,856	$(6,598)

NOTE 4—SHORT-TERM DEBT

        Short-term debt at December 31, 2001, consisted of $20.0 million (average interest rate of 2.3%) of CILCORP bank borrowings and $43.0 million (average interest rate of 3.2%) of CILCO commercial paper. Short-term debt at December 31, 2000, included $48.0 million (average interest rate of 7.8%) of CILCORP bank borrowings and $67.3 million (average interest rate of 7.1%) of CILCO commercial paper.

        CILCORP had arrangements for a bank line of credit of $35 million at December 31, 2001, of which $20 million was used. This line was maintained by commitment fees of ..125 of 1% per annum in lieu of balances.

        CILCO had arrangements for bank lines of credit totaling $100 million, all of which were unused at December 31, 2001. These lines of credit were maintained by commitment fees ranging from .07 of 1% per annum to .175 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper.

NOTE 5—LONG-TERM DEBT

	At December 31
	2001	2000
	(In thousands)
CILCO First Mortgage Bonds
7 1/2% series due 2007	$50,000	$50,000
8 1/5% series due 2022	65,000	65,000
Medium-term Notes
6.82% series due 2003	25,350	25,350
6.13% series due 2005	16,000	16,000
7.8% series due 2023	10,000	10,000
7.73% series due 2025	20,000	20,000
Pollution Control Refunding Bonds
6.5% series F due 2010	5,000	5,000
6.2% series G due 2012	1,000	1,000
6.5% series E due 2018	14,200	14,200
5.9% series H due 2023	32,000	32,000
CILCO Bank Loans
Hallock Substation Power Modules	2,350	3,750
Kickapoo Substation Power Modules	2,350	3,750

	243,250	246,050
Unamortized premium and discount on long-term debt, net	(520)	(568)

Total CILCO	$242,730	$245,482

CILCORP Senior Notes 8.7% due 2009	225,000	225,000
CILCORP Senior Bonds 9.375% due 2029	250,000	250,000

Total long-term debt	$717,730	$720,482

        CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding regulated utility long-term debt are being amortized over the lives of the respective issues.

        Scheduled maturities of long-term debt are $26.8 million in 2003, $3.3 million in 2004 and $16.0 million in 2005. The remaining maturities of long-term debt of $672.2 million occur in 2007 and beyond.

        The 2002 and 2001 maturities of long-term borrowings have been classified as current liabilities.

NOTE 6—PREFERRED STOCK

PREFERRED STOCK OF SUBSIDIARY

	At December 31
	2001	2000
	(In thousands)
Preferred stock, cumulative $100 par value, authorized 1,500,000 shares
Without mandatory redemption
4.50% series—111,264 shares	$11,126	$11,126
4.64% series—79,940 shares	7,994	7,994
Class A, no par value, authorized 3,500,000 shares
With mandatory redemption
5.85% series—220,000 shares	22,000	22,000

Total preferred stock	$41,120	$41,120

        All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

        The total annual dividend requirement for preferred stock outstanding at December 31, 2001, is $2.2 million.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

        The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 2001, are as follows:

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

NOTE 7—COMMITMENTS & CONTINGENCIES

        CILCO's 2002 capital expenditures are estimated to be $129.7 million in connection with which CILCO has normal and customary purchase commitments at December 31, 2001.

        CILCO acts as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

        On February 21, 2002, CILCO and the International Brotherhood of Electrical Workers Local 51 (IBEW) agreed to extend the existing contract through June 30, 2004. The contract provides for 3% wage increases in each of the two years of the extension. The IBEW represents 340 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with CILCO on February 23, 2001. This agreement expires on July 1, 2006, and provides for 4% wage increases in each of the first two years of the contract and for 3% wage increases in each of the final three years of the contract. The NCF&O represents 174 CILCO power plant people.

        On November 21, 2001, Freeman United Coal Mining Company (Freeman) and CILCO entered into a Termination Agreement and Mutual Release which terminated the coal supply contract the parties entered into in 1986. The 1986 contract had obligated CILCO to purchase between 500,000 and 1,000,000 tons annually through 2010 from Freeman's Crown II mine. As part of the agreement, CILCO agreed to make termination payments to Freeman and both parties agreed to dismiss any pending lawsuits or arbitration between the parties. Also on November 21, 2001, CILCO and Prairie Energy Sales Corporation, a subsidiary of Freeman, entered into a new Coal Supply and Transportation Agreement. The new contract obligates CILCO to purchase 1,000,000 tons of coal per year for 2002 through 2004 and 800,000 tons in 2005. The coal and transportation costs currently approximate market rates and the contract provides definitive inflation factors for future periods.

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

        The U.S. Environmental Protection Agency (USEPA) has issued a State Implementation Plan (SIP) Call to Illinois under Title I of the Amendments requiring additional NOx emission reductions from CILCO's coal-fired power plants beginning May 31, 2004, to reduce the long-range transport of emissions. Each of CILCO's generating units would be allowed a targeted amount of NOx emissions during the peak ozone months of May through September. This SIP Call is currently being litigated. The Illinois Environmental Protection Agency (IEPA) has adopted rules implementing the requirement for NOx emission reduction pending the outcome of the litigation. These rules will become effective on May 1, 2003, and will continue until the USEPA SIP Call is implemented beginning May 31, 2004. This rulemaking will meet state obligations for SIP compliance in areas of the state that do not attain air quality standards. Total capital expenditures to meet the NOx emission requirements are estimated to be $108 million by 2004.

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

        CILCO intends to close one of its ash ponds (CILCO Ash Pond I) located in Canton, Illinois. In preparing for the ash pond closure, CILCO has contacted the IEPA to address the requirements of the applicable landfill regulations. CILCO is asking the IEPA to determine that Part 814, Subpart E, should be adopted as adjusted standards applicable to CILCO's Ash Pond I. On August 25, 2001, CILCO filed a proposal with the IEPA outlining two plans to achieve compliance with Groundwater Quality Standards promulgated in 35 Illinois Administrative Code, Part 620. The first option is to build a new ash pond and the second is to implement a dry ash conversion plan. The IEPA is currently reviewing the proposal. CILCO has not determined the ultimate extent of the cost associated with fulfilling these requirements.

        CILCO is currently in the process of investigating and implementing potential beneficial re-use for ash (a coal combustion by-product) generated at both its coal-fired generating stations. Providing alternate uses for the ash will allow CILCO to avoid potential costs associated with the construction of additional facilities to store and manage this by-product.

        In February 2002, the USEPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The USEPA must take final action by August 2003. States are required to have standards completed for impaired waters by 2005. CILCO will continue to monitor the progress of this rulemaking.

        Various initiatives are being discussed both in the United States and worldwide to reduce so-called "greenhouse gases" such as carbon dioxide and other by-products of burning fossil fuels. The USEPA is currently drafting regulations regarding mercury emissions. The draft is due to be issued by 2003 with final regulation due by 2004. Utilities will have until December 2007 to comply with the final regulations. Reductions of emissions below historical levels could require significant capital outlays or material increases in annual operating expenses.

        Neither CILCORP, CILCO, nor any of their affiliates has been identified as a potentially responsible party under federal or state environmental laws governing waste storage or disposal.

        CILCO continues to investigate and/or monitor four former gas manufacturing plant sites located within its present gas service territory. The purpose of these studies is to determine if waste materials, principally coal tar, are present, whether such waste materials constitute an environmental or health risk and if CILCO is responsible for the remediation of any remaining waste materials at those sites. Remediation at one of the four sites was substantially complete in 1991. Based on the operation of a groundwater collection system and other controls, CILCO received a "No Further Remediation" letter for this site in 1999. A remedial action plan for the second site was determined during 1997 and site remediation was completed in 1998. CILCO also received a "No Further Remediation" letter for the second site in 2000. Groundwater sampling continues at the third site and a site remediation plan has been filed with the IEPA. Remediation of the site is expected to be completed by 2003. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the fourth site, pending further studies.

        In 2001, CILCO spent approximately $.1 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $1.0 million liability is recorded on the balance sheet, representing its minimum obligation expected for coal tar investigation and remediation. Coal tar remediation costs incurred through December 2001, less amounts recovered from customers, have been deferred as a regulatory liability of $192,000 on the Balance Sheet.

        Through December 31, 2001, CILCO has recovered approximately $8.1 million in coal tar remediation costs from its customers through a gas rate rider approved by the ICC. Currently, that rider allows recovery of prudently incurred coal tar remediation costs in the year that the expenditures occur. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

        On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a new Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001-2003. On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and declared the Master Agreement terminated effective December 20, 2001. Due to contractual provisions and EPMI's and Enron's actions, management does not believe CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases. Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U.S. Bankruptcy Court for the Southern District of New York. Thereafter, CILCO purchased replacement power to serve its retail customers which had previously been partially supported by the EPMI transactions. While the ultimate outcome is unpredictable, management does not believe that EPMI's defaults under the Master Agreement, its filing for bankruptcy protection, CILCO's termination of the Master Agreement, or CILCO's purchase of replacement electricity will have a material adverse effect on CILCO's financial position or results of operations.

        On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu's per day during calendar year 2002. CILCO has received no natural gas deliveries pursuant to this transaction. On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu's per day during the period from November 1, 2001, through March 31, 2002. Since late November 2001, ENA has been unable to deliver natural gas when called upon by CILCO. ENA's failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction. On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U.S. Bankruptcy Court for the Southern District of New York. To the extent that it has been necessary, CILCO has purchased replacement natural gas. Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the Purchased Gas Adjustment clause, Management does not believe ENA's failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCO's financial position or results of operations.

NOTE 8—LEASES

        The Company and its subsidiaries lease certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 2001, are $15.0 million in total. Payments due during the years ending December 31, 2002, through December 31, 2006, are $4.3 million, $2.7 million, $1.9 million, $1.6 million and $1.3 million, respectively.

NOTE 9—ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

        The Company utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. From January 1, 2001, all derivative transactions were accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Transactions and Hedging Activities" (SFAS 133), as interpreted and amended. SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain of the Company's derivatives qualify as cash flow hedges. Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings. Any ineffective portion of the gain or loss is recognized in earnings immediately. If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized. If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

        Prior to the adoption of SFAS 133, gains or losses were not recognized in the financial statements until the period in which the hedged transaction affected earnings (in the period of delivery). The Company is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times the Company may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

        The Company recorded the effects of implementation of SFAS 133 in OCI as a change in accounting principle. The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001. These derivatives are related to non-regulated activities and are being accounted for as fully-effective cash-flow hedges as determined through correlation analyses performed throughout the year. The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax gain of $1.7 million.

        Gains/losses on derivatives that hedge non-regulated activities are reflected in operating results when the hedged commitments are recognized. The net loss reflected in operating results from derivative financial instruments for non-regulated activities for the year ended December 31, 2001, was $9.0 million for natural gas (included in Gas Purchased for Resale). There were no outstanding derivative financial instruments for electricity during the year ended December 31, 2001. The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI. The open derivative positions are then marked-to-market through OCI. The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $3.9 million for the year ended December 31, 2001. The after-tax balance in OCI associated with these open derivative positions at December 31, 2001, was $2.2 million. This portion of OCI reflects hedges of natural gas sales of 2,470,000 MMBtu or 2.5 Bcf for commitments through April 2004. Approximately $2.2 million of OCI related to derivative financial instruments as of December 31, 2001, is expected to be recognized as a reduction to earnings over the next twelve months based on market prices as of December 31, 2001. The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

        In May 2001, the Company implemented a winter 2001-2002 hedging strategy related to regulated gas activities. This strategy utilizes collars (a combination of a put option and a call option) and futures to help protect customers who are charged the Company's Purchased Gas Adjustment (PGA) from large price fluctuations. The Company is recognizing the mark-to-market value in OCI, consistent with SFAS 133. In the month of delivery, any related mark-to-market value is removed from OCI and charged/credited to the customer. For the year ended December 31, 2001, an after-tax mark-to-market loss of $2.5 million was recorded in OCI. The after-tax balance in OCI associated with these open derivative positions at December 31, 2001, was $2.5 million. This portion of OCI reflects hedges of natural gas sales of 2,910,000 MMBtu or 2.9 Bcf for commitments through March 2002.

        In December 2001, the Financial Accounting Standards Board (FASB) revised its earlier conclusion, Derivatives Implementation Group (DIG) Issue C-15, related to contracts involving the purchase or sale of electricity. Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS 133. In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business. Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS 133. This revised conclusion is effective beginning April 1, 2002. The Company is currently assessing the impact of revised DIG Issue C-15 on its financial condition and results of operations.

NOTE 10—IMPACT OF ACCOUNTING STANDARDS

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141), Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), and Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143).

        SFAS 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method and eliminates the pooling-of-interests method. Certain transition provisions apply to business combinations for which the acquisition date was before July 1, 2001, that were accounted for using the purchase method. Management has reviewed the transition provisions and has determined that adoption of these provisions has no material impact on its consolidated financial position or results of operations.

        SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002, and, as a result, annual goodwill amortization of approximately $15.3 million will cease. The Company will complete its initial impairment assessment utilizing the requirements of SFAS 142, but does not believe that a material adjustment will be necessary upon completion of this assessment.

        SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

        Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) was issued in August 2001, and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS 144 has not had a significant impact on the Company's financial position or results of operations.

NOTE 11—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	2001
	For the Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
Revenue	$276,863	$169,900	$196,603	$171,504
Income (loss) from continuing operations before income taxes	6,248	(2,097)	21,020	27,274
Income taxes	3,023	213	9,409	11,455
Net income (loss) from continuing operations	3,225	(2,310)	11,611	15,819
Loss from operations of discontinued business, net of tax of $(2,813) and $(67)	—	—	(4,278)	(102)
Net income (loss)	3,225	(2,310)	7,333	15,717
	2000
	For the Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
Revenue	$171,123	$143,633	$179,895	$228,863
Income (loss) before income taxes	10,151	(3,917)	8,711	6,820
Income taxes	4,442	(988)	3,937	2,989
Net income (loss)	5,709	(2,929)	4,774	3,831

        Net income increased for the three months ended September 30, 2001, compared to the same period in 2000, primarily due to the reduction in a preacquisition contingency recorded at CILCORP related to an out-of-market long-term coal contract. Settlement of this coal contract was also the primary contributor to the fourth quarter net income increase in 2001, as compared to 2000.

NOTE 12—RETAINED EARNINGS

        The Bond Indenture for CILCORP's 8.7% (due 2009) and 9.375% (due 2029) senior notes provides that CILCORP may pay dividends or make other distributions on its capital stock only if it has an assigned rating on its long-term senior secured debt of at least BB+ from Standard & Poor's, at least Baa2 from Moody's and at least BBB from Fitch Ratings. If the assigned ratings are lower, CILCORP must satisfy a leverage ratio test of .67 to 1 and an earnings before interest, taxes, depreciation and amortization interest coverage ratio test of 2.2 to 1. CILCORP's long-term senior secured debt currently meets these requirements.

NOTE 13—OTHER COMPREHENSIVE INCOME

        Rollforward of Accumulated Other Comprehensive Income—CILCORP Inc.

	Pension	SFAS 133	Total
	(In thousands)
Accumulated other comprehensive loss—December 31, 2000 balance	$(450)	$—	$(450)
Other comprehensive loss—
Pension	(8,883)	—	(8,883)
SFAS 133	—	(4,693)	(4,693)

Accumulated other comprehensive loss—December 31, 2001 balance	$(9,333)	$(4,693)	$(14,026)

NOTE 14—RELATED PARTY TRANSACTIONS

        Under a tolling agreement and gas sales and transport agreements, CILCORP sells and transports gas to, and purchases steam, chilled water and electricity from, AES Medina Valley. During 2001, CILCORP purchased $11.0 million and sold $8.3 million under these agreements. As of December 31, 2001, CILCORP had recorded Accounts Payable of $2.9 million and Receivables of $1.9 million, related to these transactions. Of this receivable, $1.86 million is recorded in Accrued Unbilled Revenue on the CILCORP Balance Sheet.

        CILCORP had Receivables at December 31, 2001, and 2000, of $3.1 million and $5.0 million, respectively, related to costs incurred for the construction of the AES Medina Valley facility. At December 31, 2000, CILCORP also had $.7 million included in Other Deferred Debits related to the construction of this facility. Additionally, CILCORP had Accounts Payable of $1.0 million related to a deposit received from AES Medina Valley for future work to be performed by a CILCORP subsidiary.

        In addition, CILCORP receives and provides management, technical, advisory, operating, and administrative services from various AES wholly-owned subsidiaries. Pursuant to SEC rules under PUHCA, these transactions are on an "at cost" basis, and are eliminated in the consolidated financial statements of AES. At December 31, 2001, and 2000, Accounts Payable to such entities totaled $4.3 million and $.7 million, respectively. Amounts due from such entities at December 31, 2001, and 2000, totaled $1.7 million and $.6 million, respectively, and are included in Other Assets on the CILCORP Balance Sheet.

NOTE 15—STOCK OPTION PLAN

        Employees of the Company participate in the AES Stock Option Plan that provides for grants of stock options to eligible participants. The following disclosures relate to the Company employees' share of the benefits under the plan. Options granted during 2001, 2000 and 1999 of 492,496, 34,214 and 9,190, respectively, had weighted average fair value per option of $12.98, $22.16 and $13.11, respectively, using the Black-Scholes valuation method. Significant assumptions used in the Black-Scholes valuation method for shares granted in 2001, 2000 and 1999 were: expected stock price volatility of 86%, 48% and 46%, respectively; expected dividend yield of 0%, 0% and 0%, respectively; risk-free interest rate of 4.8%, 5.1% and 5.0%, respectively; and an expected life of 8.2 years, 7.4 years and 7.0 years, respectively.

        Outstanding stock options become exercisable on a cumulative basis commencing two years from the date of grant and expire ten years after the date of grant, with the exception of options issued on October 25, 2001, which become exercisable commencing one year from the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for this plan. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, the Company did not recognize any compensation expense related to the plan using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS 123, the Company's consolidated earnings would have decreased by $1.4 million, $.3 million and $21,000, in 2001, 2000 and 1999, respectively.

NOTE 16—LEVERAGED LEASE INVESTMENTS

        The Company, through subsidiaries of CILCORP Investment Management Inc. (CIM), is a lessor in seven leveraged lease arrangements under which electric production facilities, warehouses, office buildings, passenger railway equipment and an aircraft are leased to third parties. (In January 2001, a mining equipment lease expired, and that equipment was sold.) The economic lives and lease terms vary with the leases. CIM's share of total equipment and facilities cost was approximately $310 million at December 31, 2001, and $350 million at December 31, 2000.

        The cost of the equipment and facilities owned by CIM is partially financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of a lessee default, an assignment of rents due under the leases and a security interest in the leased property. Such debt amounted to $212 million at December 31, 2001, and $219 million at December 31, 2000. Leveraged lease residual value assumptions, which are conservative in relation to independently appraised residual values of the lease portfolio, are tested on a periodic basis.

        CIM's net investment in leveraged leases at December 31, 2001, and 2000, is shown below:

	2001	2000
	(In thousands)
Minimum lease payments receivable	$113,827	$123,437
Estimated residual value	86,368	87,557
Less: Unearned income	64,691	70,058

Investment in lease financing receivables	135,504	140,936
Less: Deferred taxes arising from leveraged leases	105,525	106,216

Net investment in leveraged leases	$29,979	$34,720

NOTE 17—QST ENTERPRISES DISCONTINUED OPERATIONS

        QST Enterprises Inc. (QST Enterprises) and QST Energy Inc. (QST Energy) ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond, and accordingly, recorded loss provisions for the discontinued energy operations in 1998. The results of QST Enterprises and its past and present subsidiaries—QST Environmental Inc. and QST Energy—are reported in 2001 and prior periods as discontinued operations.

NOTE 18—CILCORP SHAREHOLDER RETURN INCENTIVE COMPENSATION PLAN

        Under the Company's Shareholder Return Incentive Compensation Plan (the Plan), eligible key employees of the Company were entitled to receive shares of the Company's common stock based on a performance methodology established and periodically amended by the Compensation Committee of the Company's Board of Directors. During 1997, 350,000 fully-vested performance shares were distributed. Such shares were convertible into common stock with the number of shares received based upon the market price of common stock at the exercise date.

        Utilizing the provisions of Statement of Financial Accounting Standards No. 123, the compensation expense recognized under this Plan was $4.9 million in 1999, based upon the Black-Scholes option-pricing model and the stock price. The Plan was terminated in 1999 in connection with the acquisition by AES.

MANAGEMENT'S REPORT

        The accompanying financial statements and notes for CILCO and its consolidated subsidiaries have been prepared by management in accordance with generally accepted accounting principles. Estimates and judgments used in developing these statements are the responsibility of management. Financial data presented throughout this report is consistent with these statements.

        CILCO maintains a system of internal accounting controls which management believes is adequate to provide reasonable assurance as to the integrity of accounting records and the protection of assets. Such controls include established policies and procedures and the careful selection and training of qualified personnel.

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
                       President

                      T. S. Romanowski
                       Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholder of
Central Illinois Light Company
Peoria, Illinois

        We have audited the accompanying consolidated balance sheets of Central Illinois Light Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholder's equity, cash flows, and statements of segments of business for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 9 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 18, 2002
(February 21, 2001 as to Note 7)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of
Central Illinois Light Company:

        We have audited the accompanying consolidated statements of income and comprehensive income, cash flows, segments of business, and stockholder's equity of Central Illinois Light Company (an Illinois corporation) and subsidiaries for the year ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Central Illinois Light Company and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
January 28, 2000

Central Illinois Light Company

Consolidated Statements of Income
and Comprehensive Income

For the Years Ended December 31	2001	2000	1999
	(In thousands)
Operating Revenues:
Electric	$391,811	$398,836	$372,714
Gas	271,434	237,654	180,760

Total Operating Revenues	663,245	636,490	553,474

Operating Expenses:
Cost of Fuel	165,232	115,310	77,748
Cost of Gas	190,348	152,906	99,293
Purchased Power	44,441	47,388	60,251
Other Operations and Maintenance	114,741	109,574	153,885
Depreciation and Amortization	69,133	69,405	66,686
Income Taxes	6,987	29,878	11,276
State and Local Taxes on Revenue	28,181	27,589	26,930
Other Taxes	11,206	11,693	13,335

Total Operating Expenses	630,269	563,743	509,404

Operating Income	32,976	72,747	44,070

Other Income and Deductions:
Company-owned Life Insurance, Net	(1,354)	(1,221)	(1,037)
Other, Net	6,698	(619)	(558)

Total Other Income and (Deductions)	5,344	(1,840)	(1,595)

Income Before Interest Expenses	38,320	70,907	42,475

Interest Expenses:
Interest on Long-term Debt	17,678	17,516	19,234
Cost of Borrowed Funds Capitalized	(18)	(533)	(158)
Other	5,820	6,147	4,150

Total Interest Expenses	23,480	23,130	23,226

Net Income Before Preferred Dividends	14,840	47,777	19,249
Dividends on Preferred Stock	2,159	2,977	3,208

Net Income Available for Common Stock	$12,681	$44,800	$16,041
Other Comprehensive Income (Loss)	(4,830)	(915)	785

Comprehensive Income	$7,851	$43,885	$16,826

See Notes to Consolidated Financial Statements.

Central Illinois Light Company

Consolidated Balance Sheets

As of December 31	2001	2000
	(In thousands)
Assets
Utility Plant, At Original Cost:
Electric	$1,326,231	$1,305,115
Gas	457,165	442,076

	1,783,396	1,747,191
Less—Accumulated Provision for Depreciation	985,045	926,091

	798,351	821,100
Construction Work in Progress	34,340	29,213

Total Utility Plant	832,691	850,313

Other Property and Investments:
Cash Surrender Value of Company-owned Life Insurance (Net of Related Policy Loans of $65,314 in 2001 and $59,292 in 2000)	3,920	3,497
Other	1,133	1,161

Total Other Property and Investments	5,053	4,658

Current Assets:
Cash and Temporary Cash Investments	12,584	8,777
Receivables, Less Allowance for Uncollectible Accounts of $1,800 and $1,343	49,375	60,148
Accrued Unbilled Revenue	34,067	64,339
Fuel, at Average Cost	18,068	13,995
Materials and Supplies, at Average Cost	15,849	15,807
Gas in Underground Storage, at Average Cost	27,067	28,413
Prepaid Taxes	9,007	5,588
FAC Underrecoveries	1,255	1,153
PGA Underrecoveries	3,236	19,685
Other	7,569	5,556

Total Current Assets	178,077	223,461

Deferred Debits:
Unamortized Loss on Reacquired Debt	2,448	2,691
Unamortized Debt Expense	1,305	1,427
Prepaid Pension Cost	168	229
Other	21,971	24,661

Total Deferred Debits	25,892	29,008

Total Assets	$1,041,713	$1,107,440

Capitalization and Liabilities
Capitalization:
Common Stockholder's Equity:
Common Stock, No Par Value; Authorized 20,000,000 Shares; Outstanding 13,563,871 Shares	$185,661	$185,661
Additional Paid-in Capital	52,000	27,000
Retained Earnings	108,045	140,364
Accumulated Other Comprehensive Income	(5,805)	(975)

Total Common Stockholder's Equity	339,901	352,050
Preferred Stock Without Mandatory Redemption	19,120	19,120
Preferred Stock With Mandatory Redemption	22,000	22,000
Long-term Debt	242,730	245,482

Total Capitalization	623,751	638,652

Current Liabilities:
Current Maturities of Long-Term Debt	1,400	—
Notes Payable	43,000	67,300
Accounts Payable	81,140	96,315
Accrued Taxes	28,862	25,512
Accrued Interest	9,143	8,889
Other	18,281	6,221

Total Current Liabilities	181,826	204,237

Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes	92,428	123,611
Regulatory Liability	45,377	42,752
Investment Tax Credits	14,553	16,159
Other	83,778	82,029

Total Deferred Liabilities and Credits	236,136	264,551

Total Capitalization and Liabilities	$1,041,713	$1,107,440

See Notes to Consolidated Financial Statements.

Central Illinois Light Company

Consolidated Statements of Cash Flows

For the Years Ended December 31	2001	2000	1999
	(In thousands)
Cash Flows from Operating Activities:
Net Income Before Preferred Dividends	$14,840	$47,777	$19,249
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	69,133	69,405	67,191
Deferred Taxes, Investment Tax Credits and Regulatory Liability, Net	(21,814)	(14,530)	(23,917)
Decrease (Increase) in Accounts Receivable	10,774	(17,738)	(6,643)
Increase in Fuel, Materials and Supplies, and Gas in Underground Storage	(2,771)	(6,659)	(2,569)
Decrease (Increase) in Unbilled Revenue	30,272	(29,268)	(3,756)
(Decrease) Increase in Accounts Payable	(15,175)	60,455	(17,400)
Increase (Decrease) in Accrued Taxes and Interest	3,604	(604)	18,308
Capital Lease Payments	645	645	645
Decrease (Increase) in Other Current Assets	10,917	(4,939)	(18,152)
Increase (Decrease) in Other Current Liabilities	7,367	425	(1,288)
(Increase) Decrease in Other Non-Current Assets	(10,298)	9,016	(303)
Increase in Other Non-Current Liabilities	8,609	3,412	34,403

Net Cash Provided by Operating Activities	106,103	117,397	65,768

Cash Flows from Investing Activities:
Capital Expenditures	(51,255)	(55,532)	(55,135)
Other	(2,537)	(4,914)	(3,081)

Net Cash Used in Investing Activities	(53,792)	(60,446)	(58,216)

Cash Flows from Financing Activities:
Common Dividends Paid	(45,000)	(26,000)	(29,813)
Preferred Dividends Paid	(2,159)	(2,977)	(3,208)
Long-Term Debt Retired	(1,400)	(30,500)	—
Long-Term Debt Issued	—	8,000	—
Preferred Stock Retired	—	(25,000)	—
Payments on Capital Lease Obligation	(645)	(645)	(645)
(Decrease) Increase in Short-Term Borrowing	(24,300)	20,400	6,300
Additional Paid-in Capital	25,000	—	27,000

Net Cash Used in Financing Activities	(48,504)	(56,722)	(366)

Net Increase in Cash and Temporary Cash Investments	3,807	229	7,186
Cash and Temporary Cash Investments at Beginning of Year	8,777	8,548	1,362

Cash and Temporary Cash Investments at December 31	$12,584	$8,777	$8,548

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for:
Interest (Net of Cost of Borrowed Funds Capitalized)	$25,756	$28,462	$25,684
Income Taxes	$27,072	$45,498	$19,308

See Notes to Consolidated Financial Statements.

Central Illinois Light Company

Statements of Segments of Business

2001	CILCO Electric	CILCO Gas	CILCO Other	Total CILCO
	(In thousands)
Revenues	$391,811	$271,434	$96,062	$759,307
Interest Income	—	—	758	758

Total	391,811	271,434	96,820	760,065

Operating Expenses	321,548	232,601	89,187	643,336
Depreciation and Amortization	47,604	21,529	—	69,133

Total	369,152	254,130	89,187	712,469

Interest Expense	16,777	6,721	—	23,498
Preferred Stock Dividends	—	—	2,159	2,159
Fixed Charges and Other Expenses	(18)	—	1,354	1,336

Total	16,759	6,721	3,513	26,993

Income from Continuing Operations Before Income Taxes	5,900	10,583	4,120	20,603
Income Taxes	2,561	4,426	935	7,922

Segment Net Income	$3,339	$6,157	$3,185	$12,681

Capital Expenditures	$36,465	$14,790	$—	$51,255
Revenue from major customer Caterpillar Inc.	$52,346	$1,724	$11	$54,081
Segment Assets	$741,957	$294,700	$5,056	$1,041,713

See Notes to Consolidated Financial Statements.

Central Illinois Light Company

Statements of Segments of Business

2000	CILCO Electric	CILCO Gas	CILCO Other	Total CILCO
	(In thousands)
Revenues	$398,836	$237,654	$47,807	$684,297
Interest Income	—	—	547	547

Total	398,836	237,654	48,354	684,844

Operating Expenses	269,742	194,718	52,624	517,084
Depreciation and Amortization	48,404	21,001	—	69,405

Total	318,146	215,719	52,624	586,489

Interest Expense	16,895	6,768	—	23,663
Preferred Stock Dividends	—	—	2,977	2,977
Fixed Charges and Other Expenses	(533)	—	1,221	688

Total	16,362	6,768	4,198	27,328

Income from Continuing Operations Before Income Taxes	64,328	15,167	(8,468)	71,027
Income Taxes	23,448	6,430	(3,651)	26,227

Segment Net Income (Loss)	$40,880	$8,737	$(4,817)	$44,800

Capital Expenditures	$41,366	$14,166	$—	$55,532
Revenue from major customer Caterpillar Inc.	$42,961	$1,448	$292	$44,701
Segment Assets	$769,138	$332,855	$5,447	$1,107,440

See Notes to Consolidated Financial Statements.

Central Illinois Light Company

Statements of Segments of Business

1999	CILCO Electric	CILCO Gas	CILCO Other	Total CILCO
	(In thousands)
Revenues	$372,714	$180,760	$5,399	$558,873
Interest Income	—	—	225	225

Total	372,714	180,760	5,624	559,098

Operating Expenses	278,497	152,945	8,578	440,020
Depreciation and Amortization	47,070	19,616	505	67,191

Total	325,567	172,561	9,083	507,211

Interest Expense	16,743	6,641	—	23,384
Preferred Stock Dividends	—	—	3,208	3,208
Fixed Charges and Other Expenses	(157)	(1)	1,037	879

Total	16,586	6,640	4,245	27,471

Income from Continuing Operations Before Income Taxes	30,561	1,559	(7,704)	24,416
Income Taxes	10,440	836	(2,901)	8,375

Segment Net Income (Loss)	$20,121	$723	$(4,803)	$16,041

Capital Expenditures	$38,985	$16,150	$—	$55,135
Revenue from major customer Caterpillar Inc.	$38,758	$1,119	$513	$40,390
Segment Assets	$759,399	$291,833	$5,048	$1,056,280

See Notes to Consolidated Financial Statements.

Central Illinois Light Company

Consolidated Statements of Stockholder's Equity

	For the Years Ended December 31
	2001	2000	1999
	(In thousands)
Balance Beginning of Year	$352,050	$334,165	$320,131
Add:
Change in Additional Paid-in Capital	25,000	—	27,000
Net Income Before Preferred Dividends	14,840	47,777	19,249
Other	—	—	20

Total	391,890	381,942	366,400

Deduct:
Cash Dividends Declared
Preferred Stock
$100 Par Value
4 1/2% Series	501	501	501
4.64% Series	371	371	371
5.85% Series	1,287	1,287	1,287
Auction Rate Series	—	818	1,049
Common Stock, No Par Value	45,000	26,000	29,812

Total Dividends Declared	47,159	28,977	33,020

Additional Minimum Liability for Non-Qualified Pension Plan at December 31, 2001, 2000 and 1999, net of taxes of $(90), $(602) and $516, respectively	137	915	(785)
SFAS 133, net of taxes of $(3,085)	4,693	—	—

	51,989	29,892	32,235

Balance End of Year	$339,901	$352,050	$334,165

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company, CILCO Energy Corporation and Central Illinois Generation, Inc. CILCO is a subsidiary of CILCORP Inc. Prior year amounts have been reclassified on a basis consistent with the 2001 presentation.

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

        CILCO is subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for certain of its regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

        The Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) became effective in Illinois in December 1997. Among other provisions, this law began a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier (see Item 1. Business—Competition).

        Due to the Customer Choice Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71. Regulatory assets included on the Consolidated Balance Sheets at December 31, 2001, and 2000, are as follows:

	2001	2000
	(In thousands)
Included in current assets:
Fuel and gas cost adjustments	$4,491	$20,838
Coal tar remediation cost-estimated current (included in other)	825	715

Costs included in current assets	5,316	21,553

Included in other assets:
Coal tar remediation cost, net of recoveries	23	1,253
Clean air permit fees	17	(47)
Regulatory tax asset	4,085	19,149
Deferred gas costs	14	—
Unamortized loss on reacquired debt	2,448	2,691

Future costs included in other assets	6,587	23,046

Total regulatory assets	$11,903	$44,599

        Regulatory assets at December 31, 2001, are related to CILCO's regulated electric and gas distribution activities. Regulatory liabilities, consisting of deferred tax items of approximately $45.4 million and $42.8 million at December 31, 2001, and 2000, respectively, and deferred taxes for investment tax credits of approximately $5.3 million and $6.4 million at December 31, 2001, and 2000, respectively, are primarily related to CILCO's electric and gas transmission and distribution operations.

        CILCO's electric generation-related identifiable assets included in the balance sheet at December 31, 2001, and 2000, were:

	2001	2000
	(In thousands)
Property, Plant and Equipment	$551,621	$543,004
Less: Accumulated Depreciation	307,120	293,549

	244,501	249,455
Construction Work in Progress	13,811	4,994

Net Property, Plant and Equipment	258,312	254,449
Fuel, at Average Cost	18,068	13,995
Materials and Supplies, at Average Cost	10,457	10,514
Allowance Inventory	1,598	276

Total Identifiable Electric Generation Assets	$288,435	$279,234

        Accumulated deferred income taxes associated with electric generation property at December 31, 2001, and 2000, were approximately $62.8 million and $67.2 million, respectively, and investment tax credits were approximately $5.5 million and $6.1 million at December 31, 2001, and 2000, respectively.

UTILITY OPERATING REVENUES, FUEL COSTS AND COST OF GAS

        Electric and gas revenues include service provided but unbilled at year-end. Substantially all CILCO gas system sales rates include a Purchased Gas Adjustment clause. This clause provides for the recovery of changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of gas to recognize over or under recoveries of allowable costs. The cumulative effects are deferred on the balance sheets as a current asset or current liability (see Regulation) and adjusted by refunds or collections through future billings to customers. CILCO's former electric energy rates included a similar Fuel Adjustment Clause (FAC). CILCO filed a proposal to eliminate the FAC on September 10, 2001. Tariffs eliminating the FAC became effective October 29, 2001. For further discussion, see Item 1. Business of CILCO—Electric Fuel and Purchased Gas Adjustment Clauses.

CONCENTRATION OF CREDIT RISK

        CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 2001, CILCO had net receivables of $49.4 million, of which approximately $.4 million was due from its major customer.

TRANSACTIONS WITH AFFILIATES

        CILCO, a subsidiary of CILCORP, incurs certain corporate expenses such as legal, shareholder and accounting fees on behalf of CILCORP and its other subsidiaries. Also, beginning in 1997, CILCO sold natural gas to its affiliate CESI, in conjunction with CESI's gas marketing program. These expenses are billed monthly to CILCORP and its other subsidiaries based on specific identification of costs. A return on CILCO assets used by CILCORP and its other subsidiaries is also calculated and billed monthly. Total billings to CILCORP and its other subsidiaries amounted to $11.4 million, $12.0 million, and $14.0 million in 2001, 2000, and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximates fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $22.1 million at December 31, 2001, and $21.6 million at December 31, 2000, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of CILCO's Long-Term Debt, including current maturities, was $248.3 million at December 31, 2001, and $249.2 million at December 31, 2000. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the regulated portions of CILCO's business. See CILCO Note 9 for fair value of derivative financial instruments.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

        The allowance, representing the cost of borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines

AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense. In accordance with the FERC formula, the composite AFUDC rates used in 2001, 2000, and 1999 were 4.8%, 6.9%, and 5.9%, respectively.

DEPRECIATION AND MAINTENANCE

        Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.5%, 3.7% and 3.8% for electric for 2001, 2000 and 1999, respectively, and 4.7%, 4.6%, and 4.6% for gas for 2001, 2000, and 1999, respectively. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

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

COMPANY-OWNED LIFE INSURANCE POLICIES

        The following amounts related to Company-owned life insurance contracts, issued by a major insurance company, are recorded on the Consolidated Balance Sheets:

	2001	2000
	(In thousands)
Cash surrender value of contracts	$69,234	$62,789
Borrowings against contracts	(65,314)	(59,292)

Net investment	$3,920	$3,497

        Interest expense related to borrowings against Company-owned life insurance, included in Company-owned Life Insurance, Net on the Consolidated Statements of Income and Comprehensive Income, was $4.9 million, $4.3 million, and $4.0 million for 2001, 2000, and 1999, respectively.

NOTE 2—INCOME TAXES

        CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of AFUDC and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 2001, and 2000, were as follows:

	December 31
	2001	2000
	(In thousands)
Deferred tax asset—non-property	$38,362	$13,660
Deferred tax liability—property	130,790	137,271

Accumulated deferred income tax liability, net of deferred tax assets	$92,428	$123,611

        The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statements of Income and Comprehensive Income for the period:

	December 31
	2001	2000	1999
	(In thousands)
Net change in deferred income tax liability per above table	$(31,183)	$(12,466)	$(5,669)
Change in tax effects of income tax related regulatory assets and liabilities	10,973	(430)	(16,590)
SFAS 133	3,085	—	—
Other	(69)	601	(516)

Deferred income tax benefit for the period	$(17,194)	$(12,295)	$(22,775)

        Income tax expenses were as follows:

	Years Ended December 31
	2001	2000	1999
	(In thousands)
Current income taxes
Federal	$20,683	$35,844	$29,615
State	4,449	7,418	5,805

Total operating current taxes	25,132	43,262	35,420

Deferred operating income taxes, net Depreciation and amortization	1,752	1,743	(1,089)
Repair allowance	(2,846)	(3,899)	(1,121)
Capitalized overhead costs	(763)	(783)	(789)
Removal costs	(10,240)	(11,356)	(6,444)
Gas storage field	718	(788)	1,996
Taxable salvage	124	1,112	394
Environmental remediation costs	173	464	317
Pension expense	4,233	(2,065)	(9,925)
Out-of-market contract	(9,645)	1,295	503
Other	(46)	2,526	(6,328)

Total operating deferred income taxes, net	(16,540)	(11,751)	(22,486)
Investment tax credit amortization	(1,605)	(1,633)	(1,658)

Total operating income taxes	6,987	29,878	11,276
Income tax reduction for disallowed plant costs	114	123	123
Other, net	821	(3,773)	(3,023)

Total income taxes	$7,922	$26,228	$8,376

        Total operating deferred income taxes, net, includes deferred state income taxes of $(2,432,749), $(863,799), and $(3,162,000) for 2001, 2000, and 1999, respectively. Other, net, includes deferred state income taxes of $(118,000), $(99,000), and $(52,000) for 2001, 2000, and 1999, respectively.

        The following table represents a reconciliation of the effective tax rate with the statutory federal income tax rate:

	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%

Amortization of property-related deferred taxes provided at tax rates in excess of the current rate	7.3	(1.8)	2.8
Amortization of investment tax credit	(7.8)	(2.3)	(6.8)
Company-owned life insurance	(6.1)	(1.5)	(4.4)
State income taxes	2.4	4.6	0.7
Preferred dividends and other permanent differences	6.0	2.8	6.0
Tax provision adjustment	0.8	—	—
Other differences	0.8	0.1	1.0

Total	3.4	1.9	(0.7)

Effective income tax rate	38.4%	36.9%	34.3%

NOTE 3—POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

        CILCO has recorded a liability of approximately $1.4 million and $1.6 million at December 31, 2001, and 2000, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.

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

        Pension costs for the past three years were charged as follows:

	2001	2000	1999
	(In thousands)
Pension costs (income)	$(4,159)	$(5,585)	$25,544

        The components of net periodic benefit costs follow:

	2001	2000	1999
	(In thousands)
Service cost	$3,032	$3,320	$4,721
Interest cost	21,856	21,504	19,797
Expected return on plan assets	(27,486)	(30,212)	(26,982)
Amortization of transition asset	(889)	(888)	(888)
Amortization of past service cost	1,055	1,055	1,049
Recognized actuarial gain	(1,727)	(4,074)	(791)
Loss recognized due to curtailment and special termination benefits	—	3,710	28,638

Net benefit cost (income)	$(4,159)	$(5,585)	$25,544

        During 2000, CILCO recognized $3.7 million of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

        Information on the plans' funded status follows:

	2001	2000
	(In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,	$289,182	$281,153
Service cost	3,032	3,320
Interest cost	21,856	21,504
Actuarial loss	30,127	7,370
Benefits paid	(24,060)	(24,165)

Benefit obligation at December 31,	$320,137	$289,182

Change in Plan Assets
Fair value of assets at January 1,	$316,684	$346,515
Actual return on assets	(7,461)	(6,065)
Company contributions	384	399
Benefits paid	(24,060)	(24,165)

Fair value of assets at December 31,	$285,547	$316,684

Funded Status at December 31,	$(34,590)	$27,502
Unrecognized net transition asset	(1,346)	(2,235)
Unrecognized actuarial (gain) loss	3,822	(62,980)
Unrecognized prior service cost	4,184	5,240

Net amount recognized	$(27,930)	$(32,473)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$3,113	$845
Accrued benefit liability	(33,054)	(35,164)
Intangible asset	168	229
Accumulated other comprehensive income	1,843	1,617

Net amount recognized	$(27,930)	$(32,473)

Assumptions as of December 31,
Discount rate	7.00%	7.75%
Expected return on plan assets	9.00%	9.00%
Rate of compensation increase	3.50%	3.50%

        At December 31, 2001, and 2000, CILCO recognized an additional minimum liability on the balance sheets for plans in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $163,445, $154,854, and $134,647, respectively, as of December 31, 2001, and $5,706, $5,454, and $0, respectively, as of December 31, 2000.

POSTRETIREMENT HEALTH CARE BENEFITS

        The company has two non-pension postretirement benefit plans. Both of these plans are health care plans covering two different groups of employees and retirees. Both of these plans are non-contributory except for participants retired under various early retirement windows.

        Postretirement health care benefit costs were charged as follows:

	2001	2000	1999
	(In thousands)
Operating expenses	$7,095	$6,208	$14,656
Utility plant and other	2,061	1,783	960

Net postretirement health care benefit costs	$9,156	$7,991	$15,616

        The components of net periodic benefit costs follow:

	2001	2000	1999
	(In thousands)
Service cost	$1,579	$1,480	$1,896
Interest cost	8,107	7,775	6,434
Expected return on plan assets	(3,780)	(4,551)	(4,488)
Amortization of transition liability	2,858	2,858	2,858
Recognized actuarial gain	392	47	—
Loss recognized due to curtailment and special termination benefits	—	382	8,916

Net benefit cost	$9,156	$7,991	$15,616

        During 2000, CILCO recognized $.4 million of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

        Information on the plans' funded status follows:

	2001	2000
	(In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,	$107,212	$96,479
Service cost	1,579	1,480
Interest cost	8,107	7,775
Plan participants' contributions	233	181
Actuarial loss	8,668	7,205
Benefits paid	(8,403)	(5,908)

Benefit obligation at December 31,	$117,396	$107,212

Change in Plan Assets
Fair value of assets at January 1,	$48,105	$55,375
Actual return on assets	(974)	(2,794)
Company contributions	2,138	1,251
Plan participants' contributions	233	181
Benefits paid	(8,403)	(5,908)

Fair value of assets at December 31,	$41,099	$48,105

Funded Status at December 31,	$(76,297)	$(59,107)
Unrecognized net transition liability	21,723	24,581
Unrecognized actuarial loss	21,948	8,918

Accrued benefit cost	$(32,626)	$(25,608)

Assumptions as of December 31, Discount rate	7.00%	7.75%
Expected return on plan assets	9.00%	9.00%

        For measurement purposes, a 12.4 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.0 percent for 2011 and remain level thereafter.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$730	$(682)
Effect on postretirement benefit obligation	$6,856	$(6,598)

NOTE 4—SHORT-TERM DEBT

        CILCO had arrangements for bank lines of credit totaling $100 million at December 31, 2001, all of which were unused. These lines of credit were maintained by commitment fees ranging from .07 of

1% per annum to .175 of 1% per annum in lieu of balances. These bank lines of credit support CILCO's issuance of commercial paper. Short-term borrowings consisted of commercial paper totaling $43.0 million (average interest rate of 3.2%) and $67.3 million (average interest rate of 7.1%) at December 31, 2001, and 2000, respectively.

NOTE 5—LONG-TERM DEBT

	At December 31
	2001	2000
	(In thousands)
First Mortgage Bonds
7 1/2% series due 2007	$50,000	$50,000
8 1/5% series due 2022	65,000	65,000
Medium-Term Notes
6.82% series due 2003	25,350	25,350
6.13% series due 2005	16,000	16,000
7.8% series due 2023	10,000	10,000
7.73% series due 2025	20,000	20,000
Pollution Control Refunding Bonds
6.5% series F due 2010	5,000	5,000
6.2% series G due 2012	1,000	1,000
6.5% series E due 2018	14,200	14,200
5.9% series H due 2023	32,000	32,000
CILCO Bank Loans
Hallock Substation Power Modules	2,350	3,750
Kickapoo Substation Power Modules	2,350	3,750

	243,250	246,050
Unamortized premium and discount on long-term debt, net	(520)	(568)

Total CILCO long-term debt	$242,730	$245,482

        CILCO's first mortgage bonds are secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

        Scheduled maturities of long-term debt are $26.8 million for 2003, $3.3 million in 2004, and $16 million for 2005. The remaining maturities of long-term debt of $197.2 million occur in 2007 and beyond.

NOTE 6—PREFERRED STOCK

	At December 31
	2001	2000
	(In thousands)
Preferred stock, cumulative $100 par value, authorized 1,500,000 shares
Without mandatory redemption
4.50% series—111,264 shares	$11,126	$11,126
4.64% series—79,940 shares	7,994	7,994
Class A, no par value, authorized 3,500,000 shares
With mandatory redemption
5.85% series—220,000 shares	22,000	22,000

Total preferred stock	$41,120	$41,120

        All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms.

        The total annual dividend requirement for preferred stock outstanding at December 31, 2001, is $2.2 million.

PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

        The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 2001, are as follows:

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

NOTE 7—COMMITMENTS & CONTINGENCIES

        For a discussion of CILCO commitments and contingencies, refer to Note 7 of the CILCORP Inc. Notes to the Consolidated Financial Statements contained herein.

NOTE 8—LEASES

        CILCO leases certain equipment, buildings and other facilities under capital and operating leases. Minimum future rental payments under non-cancellable capital and operating leases having remaining terms in excess of one year as of December 31, 2001, are $15.0 million in total. Payments due during the years ending December 31, 2002, through December 31, 2006, are $4.3 million, $2.7 million, $1.9 million, $1.6 million and $1.3 million, respectively.

NOTE 9—ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

        CILCO utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. From January 1, 2001, all derivative transactions were accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Transactions and Hedging Activities" (SFAS 133), as interpreted and amended. SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Certain of CILCO's derivatives qualify as cash flow hedges. Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings. Any ineffective portion of the gain or loss is recognized in earnings immediately. If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized. If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

        Prior to the adoption of SFAS 133, gains or losses were not recognized in the financial statements until the period in which the hedged transaction affected earnings (in the period of delivery). CILCO is subject to commodity price risk for deregulated sales to the extent that energy is sold under firm price commitments. Due to market conditions, at times CILCO may have unmatched commitments to purchase and sell energy on a price and quantity basis. Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment. Market risks are actively monitored to ensure compliance with the Company's risk management policies, including limits to the Company's total net exposure at any time.

        CILCO recorded the effects of implementation of SFAS 133 in OCI as a change in accounting principle. The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001. These derivatives are related to non-regulated activities and are being accounted for as fully-effective cash-flow hedges as determined through correlation analyses performed throughout the year. The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax gain of $1.7 million.

        Gains/losses on derivatives that hedge non-regulated activities are reflected in operating results when the hedge commitments are recognized. The net loss reflected in operating results from derivative financial instruments for non-regulated activities for the year ended December 31, 2001, was $.3 million for natural gas (included in Gas Purchased for Resale). There were no outstanding derivative financial instruments for electricity during the year ended December 31, 2001. The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI. The open derivative positions are then marked-to-market through OCI. The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $3.9 million for the year ended December 31, 2001. The after-tax balance in OCI associated with these open derivative positions at December 31, 2001, was $2.2 million. This portion of OCI reflects hedges of natural gas sales of 2,470,000 MMBtu or 2.5 Bcf for commitments through April 2004. Approximately $2.2 million of OCI related to derivative financial instruments as of December 31, 2001, is expected to be recognized as a reduction to earnings over the next twelve months based on market prices as of December 31, 2001. The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

        In May 2001, CILCO implemented a winter 2001-2002 hedging strategy related to regulated gas activities. This strategy utilizes collars (a combination of a put option and a call option) and futures to help protect customers who are charged the Purchased Gas Adjustment (PGA) from large price fluctuations. CILCO is recognizing the mark-to-market value in OCI, consistent with SFAS 133. In the month of delivery, any related mark-to-market value is removed from OCI and charged/credited to the customer. For the year ended December 31, 2001, an after-tax mark-to-market loss of $2.5 million was recorded in OCI. The after-tax balance in OCI associated with these open derivative positions at December 31, 2001, was $2.5 million. This portion of OCI reflects hedges of natural gas sales of 2,910,000 MMBtu or 2.9 Bcf for commitments through March 2002.

        In December 2001, the Financial Accounting Standards Board (FASB) revised its earlier conclusion, Derivatives Implementation Group (DIG) Issue C-15, related to contracts involving the purchase or sale of electricity. Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS 133. In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business. Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS 133. This revised conclusion is effective beginning April 1, 2002. CILCO is currently assessing the impact of revised DIG Issue C-15 on its financial condition and results of operations.

NOTE 10—IMPACT OF ACCOUNTING STANDARDS

        For a discussion of new accounting pronouncements which may impact CILCO, refer to Note 10 of the CILCORP Inc. Notes to the Consolidated Financial Statements contained herein.

NOTE 11—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	For the Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2001
Operating revenue	$247,949	$134,045	$145,513	$135,738
Operating income	16,113	11,216	9,427	(3,780)
Net income	12,331	7,574	5,138	(10,203)
2000
Operating revenue	$156,470	$127,730	$154,621	$197,669
Operating income	19,919	13,800	21,455	17,573
Net income	14,843	7,765	13,688	11,481

        Net income decreased for the three months ended September 30, 2001, compared to the same period in 2000, primarily due to the settlement of the 1999 and 2000 FAC reconciliations. The decrease in net income in the fourth quarter of 2001, as compared to 2000, related primarily to termination payments associated with the settlement of an out-of-market long-term coal contract.

NOTE 12—RETAINED EARNINGS

        CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 2001, was $4.3 million.

NOTE 13—OTHER COMPREHENSIVE INCOME

Rollforward of Accumulated Other Comprehensive Income—Central Illinois Light Company

	Pension	SFAS 133	Total
	(In thousands)
Accumulated other comprehensive loss—December 31, 2000 balance	$(975)	$—	$(975)
Other comprehensive loss—	(137)	—	(137)
Pension
SFAS 133	—	(4,693)	(4,693)

Accumulated other comprehensive loss—December 31, 2001 balance	$(1,112)	$(4,693)	$(5,805)

NOTE 14—RELATED PARTY TRANSACTIONS

        Under a tolling agreement and gas transportation agreement, CILCO purchases steam, chilled water and electricity from, and transports gas to, AES Medina Valley. During 2001, CILCO purchased

$11.0 million and sold $.4 million under these agreements. As of December 31, 2001, CILCO had recorded Accounts Payable of $2.9 million and Receivables of $.05 million related to these agreements.

        CILCO had Receivables at December 31, 2001, and 2000, of $3.1 million and $1.4 million, respectively, related to costs incurred by CILCO for the construction of the AES Medina Valley facility. At December 31, 2000, CILCO also had $.7 million included in Other Deferred Debits related to the construction of this facility.

        In addition, CILCO receives and provides management, technical, advisory, operating, and administrative services from various AES wholly-owned subsidiaries. Pursuant to SEC rules under PUHCA, these transactions are on an "at cost" basis, and are eliminated in the consolidated financial statements of AES. At December 31, 2001, Accounts Payable to such entities totaled $3.6 million. Amounts due from such entities at December 31, 2001, and 2000, totaled $1.7 million and $.6 million, respectively, and are included in Other Deferred Debits on the CILCO Balance Sheet.

NOTE 15—STOCK OPTION PLAN

        Employees of the Company participate in the AES Stock Option Plan that provides for grants of stock options to eligible participants. The following disclosures relate to the Company employees' share of the benefits under the plan. Options granted during 2001, 2000 and 1999 of 492,496, 34,214 and 9,190, respectively, had weighted average fair value per option of $12.89, $22.15 and $13.11, respectively, using the Black-Scholes valuation method. Significant assumptions used in the Black-Scholes valuation method for shares granted in 2001, 2000 and 1999 were: expected stock price volatility of 86%, 48% and 46%, respectively; expected dividend yield of 0%, 0% and 0%, respectively; risk-free interest rate of 4.8%, 5.1% and 5.0%, respectively; and an expected life of 8.2 years, 7.4 years and 7.0 years, respectively.

        Outstanding stock options become exercisable on a cumulative basis commencing two years from the date of grant and expire ten years after the date of grant, with the exception of options issued on October 25, 2001, which become exercisable commencing one year from the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for this plan. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, the Company did not recognize any compensation expense related to the plan using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS 123, the Company's consolidated earnings would have decreased by $1.4 million, $.3 million and $21,000, in 2001, 2000 and 1999, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

CILCORP

        Not applicable.

CILCO

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrants

CILCORP

CILCORP Directors

Mark A. Ferrucci
Director of CILCORP since 1999

        Mr. Ferrucci is 49 years old and graduated from Delaware Technical and Community College in 1973 with a major in accounting. He is employed by The Corporation Trust Company in Wilmington, Delaware, where he prepares and files charter documents for corporations in the State of Delaware and throughout the United States. Mr. Ferrucci is also responsible for maintaining the good standing of corporations, including preparing and filing their annual reports and franchise tax returns as well as other corporate functions. Mr. Ferrucci has been with the Corporation Trust Company since 1977. CILCORP's bylaws require that one of its directors be independent and not be affiliated with The AES Corporation. The AES Corporation has an agreement with The Corporation Trust Company to provide such an independent director, and Mr. Ferrucci provides CILCORP its independent director. Mr. Ferrucci also is a director of other publicly traded companies, including public utilities.

Leonard M. Lee
President of CILCORP
Director of CILCORP since 2001

        Mr. Lee was born at Kankakee, Illinois, in 1958. He received a bachelor of science degree in chemical engineering from Cornell University in 1980. He joined The AES Corporation in 1988. In 1993, Mr. Lee became general manager of the 650 megawatt Central Termica San Nicolas power generation station in Argentina. In 1995, he moved to Singapore and in 1998 he became group manager of the AES Transpower Group where he was responsible for business development and operations in Australia, Southeast Asia, Korea and Hawaii. In January 2001, Mr. Lee became manager of the AES Great Plains Group in the Central United States. Also, in 2001, Mr. Lee was elected president and director of CILCORP and elected Director, Chairman of the Board and Chief Executive Officer of CILCO.

Robert J. Sprowls
Vice President of CILCORP
Director of CILCORP since 1999

        Mr. Sprowls was born at Kewanee, Illinois, in 1957. He graduated from Knox College in 1979 with a bachelor of arts degree in economics and business administration. He received a master of business administration degree from Bradley University in 1980 with concentration in the areas of finance and accounting. Mr. Sprowls is a certified public accountant and a certified management accountant. He began his career at CILCO in February of 1982 and has served in many financial positions including being elected CILCO treasurer in 1988 and in 1990 treasurer of CILCORP, CILCO's immediate parent. In April 1995, he was elected vice president-strategic services for CILCO and in December 1995 became assistant to the CEO of CILCORP. In August 1996, Mr. Sprowls became vice president and chief financial officer of QST Enterprises Inc., a CILCORP subsidiary, and in April 1997 senior vice president and chief financial officer of QST Enterprises Inc. In August 1998, he became vice president and chief financial officer of CILCO and in March 1999 vice president and business unit leader of CILCO's Energy Delivery Unit. He was elected to his present position as CILCO president in April 2001. Mr. Sprowls was elected Vice President of CILCORP in October, 1999, and Director of CILCORP in May 2000. He is currently chairman of the board of directors of the Illinois Energy Association and a member of the board of directors of Goodwill Industries of Central Illinois.

CILCORP Officers

        The information required by Item 10 relating to CILCORP officers is set forth in Item 4, Executive Officers of CILCORP, in this 10-K.

CILCO

        The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 2002 Annual Meeting of Stockholders, to be filed soon with the SEC pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement. Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.

Item 11. Executive Compensation

CILCORP
Executive Compensation

        The following table sets forth the five most highly compensated executive officers plus a former Company president for the years 2001, 2000 and 1999:

SUMMARY COMPENSATION TABLE

Long Term Compensation
Annual Compensation
Name and Principal Position				Other Annual Comp.($)	Securities Underlying Options(#)(1)	All Other Comp.($)(2)
	Year	Salary($)	Bonus($)
Leonard M. Lee(3) CILCORP President	2001 2000 1999	210,000 — —	0 — —	— — —	238,951 — —	22,150 — —
Paul D. Stinson(4) CILCORP President	2001 2000 1999	12,838 190,000 185,000	— 140,000 175,000	— 926 71,892	— 0 14,738	— 28,450 15,966
Robert J. Sprowls CILCORP Vice President(5)	2001 2000 1999	160,000 157,200 150,997	45,300 75,000 57,661	— — —	14,644 2,000 3,734	2,953 4,353 57,625
Thomas S. Romanowski(6) CILCORP Chief Financial Officer & Treasurer	2001 2000 1999	158,700 158,700 157,470	15,870 39,675 56,579	— — —	5,125 — —	4,029 4,500 4,286
Scott A. Cisel(7) CILCO Senior Vice President	2001 2000 1999	145,000 139,885 135,954	10,000 32,000 53,394	— — —	13,724 1,800 2,636	4,350 4,197 55,736
James L. Luckey, III(8) CILCO Vice President	2001 2000 1999	114,000 98,000 69,000	32,500 50,000 16,500	486 240 3,317	22,522 1,057 2,906	13,500 11,270 633

(1)
The number of options shown as compensation as of December 31, 2001, were for services rendered for 2001. Those stock options were awarded by the Compensation Committee of the AES Board of Directors in October 2001.

(2)
For Messrs. Lee and Luckey, this column reports contributions by AES to The AES Corporation's Profit-Sharing and Stock Ownership Plan and the Employee Stock Ownership Plan of AES. For Mr. Lee, it also includes allocations to AES's Supplemental Retirement Plan. Specifically, for Mr. Lee in 2001, the amount contributed to The AES Profit-Sharing and Stock Ownership Plan and Employee Stock Ownership Plan was $19,550, and the amount allocated to the Supplemental Retirement Plan was $2,600. For Mr. Luckey, the amount contributed to The AES Profit-Sharing and Stock Ownership Plan and Employee Stock Ownership Plan was $13,500. For Messrs. Cisel, Sprowls and Romanowski, amounts shown in this column in 2001 represent employer contributions to the CILCO Employees' Savings Plan. For the CILCO Employees' Savings Plan, the amounts contributed in 2001 were as follows: Mr. Sprowls $2,953; Mr. Cisel $4,350; and Mr. Romanowski $4,029.

(3)
Mr. Lee is a vice president of The AES Corporation, which owns all the outstanding common stock of CILCORP Inc. CILCORP owns all the common stock of Central Illinois Light Company. Mr. Lee became president of both CILCO and CILCORP on January 26, 2001. Mr. Lee provides services to The AES Corporation, CILCO, CILCORP and other AES subsidiaries. Mr. Lee's salary was determined by The AES Corporation. Mr. Lee received additional compensation in connection with his service overseas with AES and such compensation is not reported in the table.

(4)
Mr. Stinson is a vice president of The AES Corporation. He was president of both CILCO and CILCORP until January 26, 2001. Mr. Stinson's salary was determined by The AES Corporation. His compensation is provided for only the time he served as president of CILCO and CILCORP.

(5)
Mr. Sprowls is vice president of CILCORP and is president of CILCO. The amount noted for his Securities Underlying the Options is determined by The AES Corporation.

(6)
Mr. Romanowski is the chief financial officer and treasurer of CILCO and CILCORP. The amount noted for his Securities Underlying the Options is determined by The AES Corporation.

(7)
Mr. Cisel is a senior vice president of CILCO. The amount noted for his Securities Underlying the Options is determined by The AES Corporation.

(8)
Mr. Luckey is a vice president of CILCO. The amount noted for his Securities Underlying the Options is determined by The AES Corporation.

Option Grants in Last Fiscal Year

        The following table provides information on options granted for 2001 to the named executive officers.

Name	Number of Securities Underlying Options Granted(#)(1)	% of Total Options Granted to all AES People for Fiscal Year	Exercise or Base Price($/Sh)	Expiration Date	Grant Date Present Value($)(2)
Leonard M. Lee	238,951	1.17%	$13.19	10/25/11	2,368,004
Paul D. Stinson(3)	—	—	—	—	—
Robert J. Sprowls	14,644.07%		$13.19	10/25/11	145,122
Thomas S. Romanowski	5,125.03%		$13.19	10/25/11	50,789
Scott A. Cisel	13,724.07%		$13.19	10/25/11	136,005
James L. Luckey, III	22,522.11%		$13.19	10/25/11	223,193

(1)
All options are for shares of Common Stock of The AES Corporation. Options granted for services performed in 2001 were granted at the fair market value on the date of grant, and vest at the rate of 100% on October 25, 2002.

(2)
The Black-Scholes stock option pricing model was used to value the stock options on the grant date (October 25, 2001). AES's assumptions under this model include an expected volatility of 70.36%, a 4.58% risk free rate of return, no dividends, and a vesting adjustment of 5%. The options have 10 year terms and a one year vest. No adjustments were made for non-transferability or risk of forfeiture.

  The use of such amounts and assumptions are not intended to forecast any possible future appreciation of AES's stock price or dividend policy.

(3)
Mr. Stinson served as president of CILCO and CILCORP only during January 2001 and did not receive any option grants for his performance during that time.

Aggregated Option Exercises in Last Fiscal Year, and Fiscal Year-End Option Value

        The following table provides information on option exercises in 2001 by the named executive officers and the value of such officers' unexercised options at December 31, 2001.

Name	Number of Shares Acquired on Exercise	Dollar Value Realized(1)	Number of Securities Underlying Unexercised Options at FY-End Exercisable/ Unexercisable	Dollar Value of Unexercised In-the-Money Options at FY-End Exercisable/ Unexercisable(2)
Leonard M. Lee	80,340	4,197,216	135,396/284,200	867,130/755,085
Paul D. Stinson	—	—	—	—
Robert J. Sprowls	0	0	2,509/17,869	0/46,275
Thomas S. Romanowski	0	0	0/5,125	0/16,195
Scott A. Cisel	0	0	1,878/16,282	0/43,368
James L. Luckey, III	1,400	41,457	853/25,032	0/71,170

(1)
The amounts in this column have been calculated based upon the difference between the fair market value of the securities underlying each stock option on the date of exercise and its exercise price.

(2)
The amounts in this column have been calculated based on the difference between the quoted market price of AES's company common stock value on December 31, 2001, of $16.35 per share for each security underlying such stock option and the per share exercise price.

(3)
Mr. Stinson served as president of CILCO and CILCORP only during January 2001 and did not receive any option grants for his performance during that time.

Retention Agreements

        The Company has entered into retention agreements with Mr. Sprowls and Mr. Cisel. Both agreements provide that in the event of a termination of employment prior to the second anniversary of the date of the change in control (as defined in the agreement), but in no event later than April 1, 2006, CILCORP Inc., Central Illinois Light Company, or its successor, is obligated to pay termination benefits. Under the agreements, termination benefits include a base salary continuation payment equal to three times base salary if the termination date is within 12 months following the date of change in control and two times base salary if the termination date falls after the first anniversary of the change in control, but before the second anniversary. Payment of base salary will be reduced by any sums paid under CILCO's Involuntary Severance Pay Plan (ISPP). Health care benefits are provided pursuant to the ISPP. In addition to salary payments, both agreements provide, at the discretion of the employee, for the payment of the employee, of the Black-Scholes cash value of previously granted AES stock options. In order to qualify for the base salary continuation payment, the termination must be involuntary or due to material changes in the terms of employment.

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

Pension Plan Table
Years of Service

Remuneration	15 years	20 years	25 years	30 years	35 years
$200,000	42,750	57,000	71,250	85,500	99,750
225,000	48,094	64,125	80,156	96,188	112,219
250,000	53,438	71,250	89,063	106,875	124,688
275,000	58,781	78,375	97,969	117,563	137,156
300,000	64,125	85,500	106,875	128,250	149,625
400,000	85,500	114,000	142,500	171,000	199,500
500,000	106,875	142,500	178,125	213,750	249,375

        The sum of annual and long-term compensation shown for the individuals listed in the above Summary Compensation Table is substantially compensation as covered by the Pension Plan and the Benefit Replacement Plan. At January 2002, the credited years of service under the Pension Plan for such individuals are as follows: R. J. Sprowls—18 years, S. A. Cisel—27 years, T. S. Romanowski—30 years. Messrs. Lee, Stinson and Luckey do not participate in the Pension Plan.

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

        The second area considered in the determination of annual incentive compensation is the individual executive officer's performance with respect to his or her related business responsibilities and/or functional area. Although all aspects of an individual's responsibilities are considered in determining annual compensation, several quantitative measures of annual performance are considered significant, including operating margin improvements, operating reliability, earnings per share contributions, environmental performance, and plant and company-wide safety. The qualitative factors considered significant include business and project development progress, effective strategic planning and implementation, AES company-wide support, understanding of and adherence to AES's values, and community relations and people development.

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

        The AES stock option program is used to reward people for the corporate responsibilities they undertake, their performance of those duties and to help them to think and act like owners. All executive officers and approximately 28% of the total people in the AES company participate in this program. Stock options are usually granted annually at the market value of the Common Stock on the date of grant and provide vesting periods to reward people for continued service to AES. The determination of the number of options to be granted to executive officers is based upon the same factors as such officer's annual incentive compensation discussed above, with additional consideration given to the number of options previously granted.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

CILCORP

(1)	Title of class	(2)	Name and address of beneficial owner	(3)	Amount and nature of beneficial ownership	(4)	Percent of class
	Common		The AES Corporation 1001 North 19th St. Arlington, VA 22209		1,000 shares*		100%

*
The AES Corporation acquired all of the common stock of CILCORP in 1999.

CILCO

        CILCO will soon file with the Commission a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Voting Securities and Principal Holders" of such proxy statement.

Item 13. Certain Relationships and Related Transactions

CILCORP

        CILCORP Inc. (CILCORP or the Holding Company), is the parent of its direct subsidiaries, Central Illinois Light Company (CILCO), CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and QST Enterprises Inc. (QST). In the course of business, CILCORP carries on certain relations with affiliated companies such as shared facilities, utilization of employees and other business transactions. Central Illinois Light Company is reimbursed at cost by CILCORP and by the other subsidiaries for any services it provides.

        CIM had outstanding debt of $12.8 million (all to the Holding Company) at the end of 2001.

        Through December 31, 2001, CIM has paid $16.0 million to fund affordable housing commitments, $0.2 million of which was paid during 2001. CIM funded these commitments with cash borrowed from the Holding Company.

        CIM has guaranteed the performance of CIM Leasing Inc., CIM Air Leasing Inc. and CLM Inc. VI (a second tier subsidiary) with respect to certain obligations arising from the leveraged lease investments held by these subsidiaries.

CILCO

        Two members of the Board of Directors of CILCORP Inc. are also members of the Board of Directors of CILCO. The President of CILCORP serves as the Chairman of the Board and CEO of CILCO. The Vice President of CILCORP serves as the President of CILCO. The Chief Financial Officer, Treasurer and Secretary of CILCORP serve in the same positions as officers of CILCO.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

CILCORP

		Page No. Form 10-K
(a) 1.	Financial Statements
	The following statements are included herein:
	Management's Report	44
	Reports of Independent Public Accountants	45-46
	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2001, and December 31, 2000, and for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999	47
	Consolidated Balance Sheets as of December 31, 2001, and December 31, 2000	48-49
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, and December 31, 2000, and for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999	50

	Consolidated Statements of Segments of Business for the years ended December 31, 2001, and December 31, 2000, and for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999	51-54
	Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, and December 31, 2000, and for the periods October 19, 1999, through December 31, 1999, and January 1, 1999, through October 18, 1999	55
	Notes to the Consolidated Financial Statements	56-76
(a) 2.	Financial Statement Schedules
	The following schedules are included herein:
	Schedule II—Valuation and Qualifying Accounts and Reserves	117
	Schedule XIII—Investment in Leveraged Leases at December 31, 2001	119
	Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.	Exhibits
*(3)	Articles of Incorporation as amended effective November 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 3.]
*(3)a	By-laws as amended and restated effective October 18, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (3)a.]
*(4)
Indenture, dated as of October 18, 1999, between Midwest Energy, Inc. and The Bank of New York, as Trustee; First Supplemental Indenture, dated as of October 18, 1999, between CILCORP Inc. and The Bank of New York. [Designated in registration statement Form S-4 filed by CILCORP on November 4, 1999, as exhibits 4.1 and 4.2.]
**(4)a	Instruments defining the rights of security holders.

*(10)	CILCO Executive Deferral Plan. As amended effective August 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 10.]
*(10)a	CILCO Executive Deferral Plan II. As amended effective April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)a.]
*(10)b	CILCO Benefit Replacement Plan (as amended effective August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)b.]
(10)c	Retention Agreement between Central Illinois Light Company and Scott A. Cisel dated October 16, 2001.
(10)d	Retention Agreement between Central Illinois Light Company and Robert J. Sprowls dated October 16, 2001.
(10)e	CILCO Involuntary Severance Pay Plan effective July 16, 2001.
*(10)f	CILCO Restructured Executive Deferral Plan (approved August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)e.]

(12)	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
(24)	Power of Attorney
(99)	CILCORP letter to the SEC regarding Arthur Andersen LLP
(b) 3.	Reports on Form 8-K
None.

*
These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

**
Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of CILCORP and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

CILCO

		Page No. Form 10-K
(a) 1.	Financial Statements
	The following are included herein:
	Management's Report	77
	Reports of Independent Public Accountants	78-79
	Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2001	80
	Consolidated Balance Sheets as of December 31, 2001, and December 31, 2000	81
	Consolidated Statements of Cash Flows for the three years ended December 31, 2001	82

	Consolidated Statements of Segments of Business for the three years ended December 31, 2001	83-85
	Consolidated Statements of Stockholder's Equity for the three years ended December 31, 2001	86
	Notes to the Consolidated Financial Statements	87-103
(a) 2.	Financial Statement Schedules
	The following schedule is included herein:
	Schedule II—Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2001	118

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
*(10)	CILCO Executive Deferral Plan. As amended effective August 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 10.]
*(10)a	CILCO Executive Deferral Plan II. As amended effective April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)a.]

*(10)b	Benefit Replacement Plan (as amended effective April 1, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)b.]
(10)c	Retention Agreement between Central Illinois Light Company and Scott A. Cisel dated October 16, 2001.
(10)d	Retention Agreement between Central Illinois Light Company and Robert J. Sprowls dated October 16, 2001.
(10)e	CILCO Involuntary Severance Pay Plan effective July 16, 2001.
*(10)f	CILCO Restructured Executive Deferral Plan (approved August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)e.]

(12)	Computation of Ratio of Earnings to Fixed Charges
(24)	Power of Attorney
(99)	CILCO letter to the SEC regarding Arthur Andersen LLP
(b) 3.	Reports on Form 8-K
None.

*
These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

SCHEDULE II

CILCORP INC. AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts and Reserves
for the year ended December 31, 2001, for the
Year Ended December 31, 2000, for the periods
October 19 through December 31, 1999,
and January 1 through October 18, 1999

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2001
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$1,343	$6,155	$—	$5,698	$1,800
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,430	986	—	831	1,585
Discontinued Operations Reserve	524	—	—	524	—
Year ended December 31, 2000
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$1,296	$2,000	$—	$1,953	$1,343
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,398	1,057	—	1,025	1,430
Discontinued Operations Reserve	500	—	663	639	524
Period from October 19, 1999 through December 31, 1999
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$1,810	$(449)	$—	$65	$1,296
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,926	27	—	555	1,398
Discontinued Operations Reserve	—	500	—	—	500
Period from January 1, 1999 through October 18, 1999
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$3,411	$1,916	$—	$3,517	$1,810
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,602	482	—	158	1,926
Discontinued Operations Reserve	8,581	—	—	8,581	—

SCHEDULE II

CENTRAL ILLINOIS LIGHT COMPANY

Valuation and Qualifying Accounts and Reserves
Years Ended December 31, 2001, 2000, and 1999

(In thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2001
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$1,343	$6,155	$—	$5,698	$1,800
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,430	986	—	831	1,585
Year ended December 31, 2000
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$1,296	$2,000	$—	$1,953	$1,343
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,398	1,057	—	1,025	1,430
Year ended December 31, 1999
Accumulated Provisions Deducted from Assets—
Doubtful Accounts	$1,106	$1,467	$—	$1,277	$1,296
Accumulated Provisions Not Deducted from Assets—
Injuries and Damages	1,602	509	—	713	1,398

SCHEDULE XIII

CILCORP INC. AND SUBSIDIARY COMPANIES

Investment in Leveraged Leases
Year Ended December 31, 2001

(In thousands)

	Cost of each lease(1)	Amount carried on Balance Sheet(2)
Office buildings	$23,130	$60,630
Warehouses	11,746	19,855
Generating stations	21,890	33,003
Passenger railway equipment	3,805	6,973
Cargo aircraft	9,583	15,043

Totals	$70,154	$135,504

(1)
This value is the original cost of the leveraged lease net of original nonrecourse debt.

(2)
The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt. The investment in leveraged leases balance does not include deferred taxes of $(105,525).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CILCORP INC.
March 27, 2002	By
R. J. Sprowls Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer and Director:
L. M. Lee*	President and Director	March 27, 2002
(ii) and (iii) Principal Financial Officer and Treasurer:
T. S. Romanowski	Chief Financial Officer and Treasurer	March 27, 2002
(iv) A majority of the Directors (including the Director named above):
M. A. Ferrucci*	Director	March 27, 2002
L. M. Lee*	Director	March 27, 2002
R. J. Sprowls	Director	March 27, 2002
*By
R. J. Sprowls Attorney-in-fact

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL ILLINOIS LIGHT COMPANY
March 27, 2002	By
R. J. Sprowls President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
(i) Principal Executive Officer and Director:
L. M. Lee*	Chairman of the Board, Chief Executive Officer and Director	March 27, 2002
(ii) Principal Financial Officer and Treasurer:
T. S. Romanowski	Chief Financial Officer and Treasurer	March 27, 2002
(iii) Principal Accounting Officer:
T. D. Fox	Controller	March 27, 2002
(iv) A majority of the Directors (including the Director named above):
S. A. Cisel*	Director	March 27, 2002
L. M. Lee*	Director	March 27, 2002
J. L. Luckey, III*	Director	March 27, 2002
G. T. Russell*	Director	March 27, 2002
R. J. Sprowls	Director	March 27, 2002
*By
R. J. Sprowls Attorney-in-fact

NOTICE

Telephone:
    Inside area code (309): 677-5230
    Outside area code (309): 1-800-622-5514

Or you can write to us at:
    CILCORP Inc.
    Attn: Craig Stensland
    300 Liberty Street
    Peoria, IL 61602

QuickLinks

CILCORP INC. and Central Illinois Light Company 2001 Form 10-K Annual Report
Table of Contents
GLOSSARY OF TERMS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrants' Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MARKET RISK SENSITIVE INSTRUMENTS
VOLUNTARY EARLY RETIREMENT PROGRAMS
IMPACT OF ACCOUNTING STANDARDS
CRITICAL ACCOUNTING POLICIES
Management's Report
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CILCORP Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Income
CILCORP Inc. and Subsidiaries Consolidated Balance Sheets Assets (As of December 31)
CILCORP Inc. and Subsidiaries Consolidated Balance Sheets Liabilities and Stockholder's Equity (As of December 31)
CILCORP Inc. and Subsidiaries Consolidated Statements of Cash Flows
CILCORP Inc. and Subsidiaries Statements of Segments of Business
CILCORP Inc. and Subsidiaries Statements of Segments of Business
CILCORP Inc. and Subsidiaries Statements of Segments of Business
CILCORP Inc. and Subsidiaries Statements of Segments of Business
CILCORP Inc. and Subsidiaries Consolidated Statements of Stockholder's Equity
CILCORP INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S REPORT
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Central Illinois Light Company Consolidated Statements of Income and Comprehensive Income
Central Illinois Light Company Consolidated Balance Sheets
Central Illinois Light Company Consolidated Statements of Cash Flows
Central Illinois Light Company Statements of Segments of Business
Central Illinois Light Company Statements of Segments of Business
Central Illinois Light Company Statements of Segments of Business
Central Illinois Light Company Consolidated Statements of Stockholder's Equity
CENTRAL ILLINOIS LIGHT COMPANY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
CILCORP
CILCO
PART III
CILCORP
CILCO
CILCORP Executive Compensation
SUMMARY COMPENSATION TABLE
Pension Plan Table Years of Service
Report on Executive Compensation
CILCO
CILCORP
CILCO
CILCORP
CILCO
PART IV
CILCORP
CILCO
CILCORP INC. AND SUBSIDIARY COMPANIES Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2001, for the Year Ended December 31, 2000, for the periods October 19 through December 31, 1999, and January 1 through October 18, 1999 (In thousands)
CENTRAL ILLINOIS LIGHT COMPANY Valuation and Qualifying Accounts and Reserves Years Ended December 31, 2001, 2000, and 1999 (In thousands)
CILCORP INC. AND SUBSIDIARY COMPANIES Investment in Leveraged Leases Year Ended December 31, 2001 (In thousands)
SIGNATURES
SIGNATURES