Form 10-Q
period 2002-03-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2002-05-10
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002

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

Yes    ☒               No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CILCORP Inc.	Common stock, no par value,
	shares outstanding and privately
	held by The AES Corporation
	at March 31, 2002	1,000

CENTRAL ILLINOIS LIGHT COMPANY
	Common stock, no par value,
	shares outstanding and privately
	held by CILCORP Inc. at March 31, 2002	13,563,871

CILCORP INC.

AND

CENTRAL ILLINOIS LIGHT COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CILCORP INC. AND SUBSIDIARIES

Consolidated Statements of Income

and Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
CILCO Electric	$84,113	$89,000
CILCO Gas	80,018	158,949
CILCO Other	21,760	12,954
Other Businesses	18,291	15,960
Total	204,182	276,863
Operating expenses:
Fuel for generation and purchased power	53,460	46,916
Gas purchased for resale	65,891	140,688
Other operations and maintenance	33,174	30,382
Depreciation and amortization	18,011	21,090
Taxes, other than income taxes	11,760	12,894
Total	182,296	251,970
Fixed charges and other:
Interest expense	16,266	17,909
Preferred stock dividends of subsidiary	540	540
Allowance for funds used during construction	(238)	(106)
Other	342	302
Total	16,910	18,645
Income from continuing operations before income taxes	4,976	6,248
Income taxes	961	3,023
Net income from continuing operations	4,015	3,225
Loss from operations of discontinued businesses, net of tax of $(5)	(9)	—
Net income	$4,006	$3,225

Other comprehensive income (loss)	5,464	(249)
Comprehensive income	$9,470	$2,976

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current Assets:
Cash and Temporary Cash Investments	$9,551	$18,312
Receivables, Less Allowance for Uncollectible Accounts of $3,262 and $1,800	57,145	47,610
Accrued Unbilled Revenue	32,487	40,265
Fuel, at Average Cost	18,261	18,068
Materials and Supplies, at Average Cost	16,966	17,273
Gas in Underground Storage, at Average Cost	8,618	27,067
FAC Underrecoveries	1,255	1,255
PGA Underrecoveries	8,300	3,236
Prepayments and Other	10,064	7,627
Total Current Assets	162,647	180,713
Investments and Other Property:
Investment in Leveraged Leases	135,116	135,504
Other Investments	19,820	19,285
Total Investments and Other Property	154,936	154,789
Property, Plant and Equipment:
Utility Plant, at Original Cost
Electric	724,704	716,857
Gas	235,245	233,278
	959,949	950,135
Less-Accumulated Provision for Depreciation	144,240	126,502
	815,709	823,633
Construction Work in Progress	56,981	34,340
Other, Net of Depreciation	23	14
Total Property, Plant and Equipment	872,713	857,987
Other Assets:
Goodwill, Net of Accumulated Amortization of $33,753	579,211	579,211
Other	33,464	38,998
Total Other Assets	612,675	618,209

Total Assets	$1,802,971	$1,811,698

See Notes to Consolidated Financial Statements.

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Current Portion of Long-Term Debt	$26,750	$1,400
Notes Payable	58,000	63,000
Accounts Payable	54,833	75,644
Accrued Taxes	12,555	14,879
Accrued Interest	27,409	18,392
Other	14,728	18,281
Total Current Liabilities	194,275	191,596
Long-Term Debt	692,392	717,730
Deferred Credits and Other Liabilities:
Deferred Income Taxes	212,839	202,822
Regulatory Liability of Regulated Subsidiary	37,655	45,377
Deferred Investment Tax Credit	14,155	14,553
Other	85,953	83,388
Total Deferred Credits and Other Liabilities	350,602	346,140
Preferred Stock of Subsidiary without Mandatory Redemption	19,120	19,120
Preferred Stock of Subsidiary with Mandatory Redemption	22,000	22,000
Total Preferred Stock of Subsidiary	41,120	41,120
Stockholder’s Equity:
Common Stock, no par value; Authorized 10,000 Outstanding 1,000	—	—
Additional Paid-in Capital	518,833	518,833
Retained Earnings	14,311	10,305
Accumulated Other Comprehensive Income (Loss)	(8,562)	(14,026)
Total Stockholder’s Equity	524,582	515,112
Total Liabilities and Stockholder’s Equity	$1,802,971	$1,811,698

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

Three Months Ended March 31,

	2002	2001
Cash flows from operating activities:

Net income from continuing operations before preferred dividends

$

4,546

$

3,765

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash leveraged lease and affordable housing income	(1,048)	(1,075)
Cash receipts in excess of debt service on leases	1,715	4,537
Depreciation and amortization	18,011	21,090
Deferred income taxes, investment tax credit and regulatory liability of subsidiary, net	7,962	(5,977)
Changes in operating assets and liabilities:
(Increase) Decrease in accounts receivable and accrued unbilled revenue	(1,748)	12,423
Decrease in inventories	18,563	19,425
Decrease in accounts payable	(20,816)	(50,943)
(Decrease) Increase in accrued taxes	(2,324)	8,094
(Increase) Decrease in other assets	(1,317)	18,926
Increase in other liabilities	7,184	10,079
Total adjustments	26,182	36,579
Net cash provided by operating activities from continuing operations	30,728	40,344
Net cash provided by (used in) operating activities of discontinued operations	6	(341)
Cash flow provided by operations	30,734	40,003
Cash flows from investing activities:
Additions to plant	(32,605)	(10,106)
Other	(1,350)	(527)
Cash flow used in investing activities	(33,955)	(10,633)
Cash flow from financing activities:
Net decrease in short-term debt	(5,000)	(7,100)
Preferred dividends paid	(540)	(540)
Cash flow used in financing activities	(5,540)	(7,640)
Net increase (decrease) in cash and temporary cash investments:	(8,761)	21,730
Cash and temporary cash investments at beginning of year:	18,312	11,743
Cash and temporary cash investments at March 31	$9,551	$33,473
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,907	$10,028
Income taxes	$88	$28

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Statements of Income

and Comprehensive Income

(In thousands)

(Unaudited)

Three Months Ended March 31,

	2002	2001
Operating revenue:
Electric	$84,113	$89,000
Gas	80,018	158,949
Total operating revenues	164,131	247,949
Operating expenses:
Cost of fuel	22,030	29,260
Cost of gas	49,608	126,680
Purchased power	11,530	10,112
Other operations and maintenance	31,446	29,035
Depreciation and amortization	17,664	17,225
Income taxes	5,512	6,656
Other taxes	11,740	12,868
Total operating expenses	149,530	231,836
Operating income	14,601	16,113
Other income and deductions:
Company-owned life insurance, net	(342)	(302)
Other, net	804	2,452
Total other income and deductions	462	2,150
Interest expenses:
Interest on long-term debt	4,367	4,328
Cost of borrowed funds capitalized	(238)	(106)
Other	1,050	1,710
Total interest expense	5,179	5,932
Net income before preferred dividends	9,884	12,331
Dividends on preferred stock	540	540
Income available for common stock	$9,344	$11,791
Other comprehensive income (loss)	5,464	(249)
Comprehensive income	$14,808	$11,542

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Balance Sheets

(In thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS

Utility Plant, At Original Cost:
Electric	$1,334,078	$1,326,231
Gas	459,132	457,165
	1,793,210	1,783,396
Less-Accumulated Provision for Depreciation	1,002,428	985,045
	790,782	798,351
Construction Work in Progress	56,981	34,340
Total Utility Plant	847,763	832,691
Other Property and Investments:
Cash Surrender Value of Company-owned Life Insurance (Net of Related Policy Loans of $65,314)	4,866	3,920
Other	1,112	1,133
Total Other Property and Investments	5,978	5,053
Current Assets:
Cash and Temporary Cash Investments	1,843	12,584
Receivables, Less Allowance for Uncollectible Accounts of $3,262 and $1,800	57,083	49,375
Accrued Unbilled Revenue	27,565	34,067
Fuel, at Average Cost	18,261	18,068
Materials and Supplies, at Average Cost	16,280	15,849
Gas in Underground Storage, at Average Cost	8,618	27,067
Prepaid Taxes	9,219	9,007
FAC Underrecoveries	1,255	1,255
PGA Underrecoveries	8,300	3,236
Other	10,020	7,569
Total Current Assets	158,444	178,077
Deferred Debits:
Unamortized Loss on Reacquired Debt	2,388	2,448
Unamortized Debt Expense	1,274	1,305
Prepaid Pension Cost	168	168
Other	16,602	21,971
Total Deferred Debits	20,432	25,892
Total Assets	$1,032,617	$1,041,713

See Notes to Consolidated Financial Statements.

	March 31, 2002	December 31, 2001
	(Unaudited)
CAPITALIZATION AND LIABILITIES
Capitalization:
Common Stockholder’s Equity:
Common Stock, No Par Value; Authorized 20,000,000 Shares; Outstanding 13,563,871 Shares	$185,661	$185,661
Additional Paid-in Capital	52,000	52,000
Retained Earnings	89,389	108,045
Accumulated Other Comprehensive Income (Loss)	(341)	(5,805)
Total Common Stockholder’s Equity	326,709	339,901

Preferred Stock Without Mandatory Redemption	19,120	19,120
Preferred Stock With Mandatory Redemption	22,000	22,000
Long-term Debt	217,393	242,730
Total Capitalization	585,222	623,751
Current Liabilities:
Current Maturities of Long-Term Debt	26,750	1,400
Notes Payable	58,000	43,000
Accounts Payable	49,509	81,140
Accrued Taxes	28,225	28,862
Accrued Interest	7,425	9,143
Dividends Payable to CILCORP	20,000	—
Other	14,728	18,281
Total Current Liabilities	204,637	181,826
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes	103,996	92,428
Regulatory Liability	37,655	45,377
Investment Tax Credits	14,155	14,553
Other	86,952	83,778
Total Deferred Liabilities and Credits	242,758	236,136
Total Capitalization and Liabilities	$1,032,617	$1,041,713

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income before preferred dividends	$9,884	$12,331

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,664	17,225
Deferred income taxes, investment tax credits and regulatory liability, net	9,513	(2,913)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,708)	(41,268)
Decrease in fuel, materials and supplies, and gas in underground storage	17,825	19,971
Decrease in accrued unbilled revenue	6,502	35,302
Decrease in accounts payable	(31,631)	(46,511)
(Decrease) Increase in accrued taxes and interest	(2,355)	8,910
Capital lease payments	161	161
(Increase) decrease in other current assets	(7,727)	18,671
Increase in other current liabilities	1,911	1,838
Decrease in other non-current assets	6,112	431
(Decrease) increase in other non-current liabilities	(2,778)	1,187
Net cash provided by operating activities	17,373	25,335
Cash flows from investing activities:
Capital expenditures	(32,605)	(10,107)
Other	(1,808)	(1,885)
Net cash used in investing activities	(34,413)	(11,992)
Cash flow from financing activities:
Common dividends paid	(8,000)	—
Preferred dividends paid	(540)	(540)
Payments on capital lease obligation	(161)	(161)
Increase in short-term borrowing	15,000	8,400
Net cash provided by financing activities	6,299	7,699
Net (Decrease) Increase in cash and temporary cash investments	(10,741)	21,042

Cash and temporary cash investments at beginning of year	12,584	8,777
Cash and temporary cash investments at March 31	$1,843	$29,819

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$8,285	$8,560

Income taxes	$—	$—

See Notes to Consolidated Financial Statements.

Statements of Segments of Business

CILCORP Inc. and Subsidiaries

	Three Months Ended March 31, 2002
	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total
	(In thousands)
Revenues	$84,113	$80,018	$21,750	$18,001	$—	$203,882
Interest income	—	—	10	290	—	300
Total	84,113	80,018	21,760	18,291	—	204,182

Operating expenses	63,628	62,726	21,323	16,608	—	164,285
Depreciation and amortization	12,067	5,597	—	347	—	18,011
Total	75,695	68,323	21,323	16,955	—	182,296
Interest expense	3,932	1,485	—	10,849	—	16,266
Preferred stock dividends	—	—	540	—	—	540
Fixed charges and other expenses	(238)	—	342	—	—	104
Total	3,694	1,485	882	10,849	—	16,910
Income from continuing oper. before income taxes	4,724	10,210	(445)	(9,513)	—	4,976
Income taxes	1,471	4,041	(367)	(4,184)	—	961
Net income from continuing operations	3,253	6,169	(78)	(5,329)	—	4,015

Effect of discontinued operations	—	—	—	—	(9)	(9)
Segment net income (loss)	$3,253	$6,169	$(78)	$(5,329)	$(9)	$4,006

See Notes to Consolidated Financial Statements.

	Three Months Ended March 31, 2001
	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)
Revenues	$89,000	$158,949	$12,794	$15,870	$276,613
Interest income	—	—	160	90	250

Total

89,000

158,949

12,954

15,960

276,863

Operating expenses	68,499	139,456	9,778	13,147	230,880
Depreciation and amortization	11,756	5,469	—	3,865	21,090
Total	80,255	144,925	9,778	17,012	251,970
Interest expense	4,311	1,727	—	11,871	17,909
Preferred stock dividends	—	—	540	—	540
Fixed charges and other expenses	(106)	—	302	—	196
Total	4,205	1,727	842	11,871	18,645
Income before income taxes	4,540	12,297	2,334	(12,923)	6,248
Income taxes	1,761	4,895	724	(4,357)	3,023
Segment net income (loss)	$2,779	$7,402	$1,610	$(8,566)	$3,225

See Notes to Consolidated Financial Statements.

CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   Introduction

The consolidated financial statements include the accounts of CILCORP Inc. (CILCORP or the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP’s other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions.  The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company, CILCO Energy Corporation, and Central Illinois Generation, Inc.  CILCORP owns 100% of the common stock of its first-tier subsidiaries.  In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management’s Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements.  Prior year amounts have been reclassified on a basis consistent with the 2002 presentation.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission (SEC).  Although CILCORP believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company’s 2001 Annual Report on Form 10-K.

In the Company’s opinion, the consolidated financial statements furnished reflect all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods presented.  Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

NOTE 2.   Contingencies

On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a new Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001—2003.  On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and declared the Master Agreement terminated effective December 20, 2001.  Due to contractual provisions and EPMI’s and Enron’s actions, management does not believe CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases.  Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U. S. Bankruptcy Court for the Southern District of New York.  Thereafter, CILCO purchased replacement power to serve its retail customers which had previously been partially supported by the EPMI transactions.  While the ultimate outcome is unpredictable, management does not believe that EPMI’s defaults under the Master Agreement, its filing for bankruptcy protection, CILCO’s termination of the Master Agreement, or CILCO’s purchase of replacement electricity will have a material adverse effect on CILCO’s financial position or results of operations.

On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed

10,000 MMBtu’s per day during calendar year 2002.  CILCO has received no natural gas deliveries pursuant to this transaction.  On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu’s per day during the period from November 1, 2001, through March 31, 2002.  Since late November 2001, ENA was unable to deliver natural gas when called upon by CILCO.  ENA’s failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction.  On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York.  To the extent that it has been necessary, CILCO has purchased replacement natural gas.  Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the Purchased Gas Adjustment clause, Management does not believe ENA’s failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCO’s financial position or results of operations.

NOTE 3.   Accounting for Price Risk Management Activities

The Company utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk.  Since January 1, 2001, all derivative transactions have been accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Transactions and Hedging Activities” (SFAS 133), as interpreted and amended.  SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the derivative’s fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met.  All of the Company’s derivatives qualify as cash flow hedges.  Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings.  In addition, under SFAS 133, any ineffective portion of the gain or loss is recognized in earnings immediately.  All of the Company’s cash flow hedges are highly effective, and therefore, all gains and losses are recorded in OCI until the hedged transaction is recorded in earnings.  If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized.  If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

Prior to the adoption of SFAS 133, gains or losses were not recognized in the financial statements until the period in which the hedged transaction affected earnings (in the period of delivery).  The Company is subject to commodity price risk for regulated and non-regulated sales to the extent that energy is sold under firm price commitments.  Due to market conditions, at times the Company may have unmatched commitments to purchase and sell energy on a price and quantity basis.  Physical and derivative financial instruments give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular commitment.  Market risks are monitored to ensure compliance with the Company’s risk management policies.

The Company recorded the effects of implementation of SFAS 133 in OCI as a change in accounting principle.  The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001.  These derivatives were related to non-regulated activities and were accounted for as fully-

effective cash-flow hedges as determined through correlation analyses performed throughout the year.  The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax gain of $1.7 million.

Gains/losses on derivatives that hedge non-regulated activities are reflected in operating results when the hedged commitments are recognized.  The net loss reflected in operating results from derivative financial instruments for non-regulated activities for the quarter ended March 31, 2002, was $6.9 million for natural gas (included in Gas Purchased for Resale).  There were no outstanding derivative financial instruments for electricity during the quarter ended March 31, 2002.  The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI.  The open derivative positions are then marked-to-market through OCI.  The net effect of these adjustments was to record an after-tax gain in OCI in the amount of $2.8 million for the quarter ended March 31, 2002.  The after-tax balance in OCI associated with these open derivative positions at March 31, 2002, was $(0.6) million.  This portion of OCI reflects hedges of natural gas sales of 1,770,000 MMBtu or 1.8 Bcf for commitments through February 2004.  Approximately $0.6 million of OCI related to derivative financial instruments as of March 31, 2002, is expected to be recognized as an increase to earnings over the next twelve months based on market prices as of March 31, 2002.  The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

In May 2001, the Company implemented a winter 2001-2002 hedging strategy related to regulated gas activities.  This strategy utilized collars (a combination of a put option and a call option) and futures to help protect customers who are charged the Company’s Purchased Gas Adjustment (PGA) from large price fluctuations.  The Company has recognized the mark-to-market value in OCI, consistent with SFAS 133.  In the month of delivery, any related mark-to-market value is removed from OCI and charged/credited to the customer.  This program was completed in March 2002.  Beginning in March 2002, the Company is hedging its injections into storage fields utilizing collars and futures to further hedge the cost for customers charged the PGA.  For the quarter ended March 31, 2002, an after-tax mark-to-market gain of $2.6 million was recorded in OCI for all PGA-related derivatives.  The after-tax balance in OCI associated with PGA-related positions at March 31, 2002, was $(.2) million.  This portion of OCI reflects hedges of natural gas sales of 160,000 MMBtu or 0.2 Bcf for commitments through July 2002.

In December 2001, the Financial Accounting Standards Board (FASB) revised its earlier conclusion, Derivatives Implementation Group (DIG) Issue C-15, related to contracts involving the purchase or sale of electricity.  Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS 133.  In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business.  Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS 133.  This revised conclusion is effective beginning April 1, 2002.  The Company has determined that its contracts qualify for the normal purchases and sales exemption as redefined in DIG Issue C-15 and are not to be accounted for as derivatives under SFAS 133.

NOTE 4.   Other Comprehensive Income

Rollforward of Accumulated Other Comprehensive Income —

CILCORP Inc.

	Pension	SFAS 133	Total
	(In thousands)
Accumulated other comprehensive loss – December 31, 2001 balance	$(9,333)	$(4,693)	$(14,026)

Other comprehensive income —
Pension	—	—	—
SFAS 133	—	5,464	5,464

Accumulated other comprehensive income (loss) — March 31, 2002 balance	$(9,333)	$771	$(8,562)

Rollforward of Accumulated Other Comprehensive Income —

Central Illinois Light Company

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive loss — December 31, 2001 balance	$(1,112)	$(4,693)	$(5,805)

Other comprehensive income —
Pension	—	—	—
SFAS 133	—	5,464	5,464

Accumulated other comprehensive income (loss) — March 31, 2002 balance	$(1,112)	$771	$(341)

NOTE 5 – Impact of Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (SFAS 141), Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

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

SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  The provisions of SFAS 142 were required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted

SFAS 142 on January 1, 2002, and, as a result, annual goodwill amortization of approximately $15.3 million has ceased.  The Company has identified the following four reporting units under the provisions of SFAS 142:  CILCO Electric, CILCO Gas, CILCO Other and Other Businesses.  The Company will complete the allocation of goodwill to the reporting units and its initial impairment assessment utilizing the requirements of SFAS 142 by June 30, 2002.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144) was issued in August 2001, and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS 144 has not had a significant impact on the Company’s financial position or results of operations.

NOTE 6 – Subsequent Event

On April 29, 2002, The AES Corporation announced an agreement with Ameren Corporation to sell 100 percent of its ownership interest in CILCORP and its subsidiaries.  The transaction is subject to regulatory approvals by the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC), and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

Item 2.    Management’s Discussion and Analysis of

                Financial Condition and Results of Operations

CILCORP Inc. (CILCORP) is a wholly-owned subsidiary of The AES Corporation (AES).  The financial condition and operating results of CILCORP Inc. and its subsidiaries (the Company) primarily reflect the operations of subsidiary Central Illinois Light Company (CILCO).

In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana.  Following this announcement, AES indicated that as part of the Securities and Exchange Commission (SEC) approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA).  On March 23, 2001, AES received an order from the SEC which allowed AES’ continued exemption from PUHCA.  The exemption order required AES to divest its ownership interests in CILCO’s regulated utility assets within two years of the closing (March 27, 2001) of AES’ acquisition of IPALCO.  On April 29, 2002, AES announced an agreement with Ameren Corporation to sell 100 percent of its ownership interest in CILCORP and its subsidiaries.  The transaction is subject to regulatory approvals by the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission (FERC), the SEC, and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  AES expects the sale to close in the first quarter of 2003.

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc. which provides utility infrastructure operation and maintenance services.  The results of QST and its subsidiaries (excluding CILCORP Infraservices Inc.) are reported as discontinued operations (see Results of Operations - QST Enterprises Discontinued Operations).

Forward-Looking Information

Forward-looking information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).  Certain material contingencies are also described in Note 2 to the Consolidated Financial Statements.

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A.  The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to historical performance and changes in historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental protection and compliance costs.  Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings.  In addition, actual results or outcomes could differ materially from those expressed or implied in MD&A due to the announced agreement by CILCORP’s sole shareholder, The AES Corporation, to sell its ownership interest in CILCORP and its subsidiaries to Ameren Corporation.  All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries.  CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are or are expected to be available will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

CILCORP

CILCORP is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis.  At March 31, 2002, CILCORP had no short-term debt outstanding.

In October 1999, CILCORP issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029).  Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

CILCO

Capital expenditures totaled $32.6 million for the three months ended March 31, 2002.  Capital expenditures are anticipated to be approximately $102.4 million for the remainder of 2002 and are currently estimated to be approximately $80.2 million in 2003.

CILCO had short-term debt of $58 million at March 31, 2002.  $28 million of this short-term debt is commercial paper outstanding at a rate of 2.76%.  The remaining $30 million represents borrowings against a $50 million senior revolving credit facility.  The interest on these borrowings is 3.08%.  This credit facility, obtained in January 2002, expires on June 30, 2002.  CILCO expects to issue commercial paper throughout 2002, and is currently authorized by its Board of Directors to issue up to $150 million of short–term debt.  At March 31, 2002, committed bank lines of credit totaled $100 million, all of which were unused except in support of commercial paper issuance.  During 2002, CILCO expects to continue to support commercial paper issuance with its bank lines of credit.  CILCO plans to finance its 2002 and 2003 capital expenditures with funds provided by operations, short-term debt and long-term debt.  CILCO has received approval from the Illinois Commerce Commission for the issuance of debt with a maximum maturity of two years.  The proceeds of the borrowings will be used to replace short-term debt and to refund medium-term notes maturing in 2003.  Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

At March 31, 2002, CIM had outstanding debt of $10.2 million, borrowed from CILCORP.

CVI

At March 31, 2002, CVI had outstanding debt of $4.8 million, borrowed from CILCORP.

Competition

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO has not generally been in competition with other public utilities for retail electric or gas customers in these areas.  However, the passage of the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive market for electricity in Illinois.  During the mandatory transition period, which ends on January 1, 2005, electric utilities are prohibited from increasing base rates, unless the electric utility demonstrates that its 2-year average earned rate of return is below the 2-year average of the monthly average yields of 30 year U.S. Treasury bonds.  In addition, electricity and natural gas compete with other forms of energy available to customers.  For example, within the City of Springfield, CILCO’s natural gas business competes with the City’s municipal electric system to provide customer energy needs.

Primarily as a result of the Customer Choice Law, the electric industry in Illinois will change significantly during the coming years at both the wholesale and retail levels.  As of December 31, 2000, all non-residential customers had the ability to choose their electric supplier.  Residential electric customers are able to choose their electric supplier as of May 1, 2002.

If a customer chooses to leave its present electricity supplier, that utility will collect a fee for delivering power and may assess an additional transition charge on the customer.  This collection methodology must be filed with and approved by the Illinois Commerce Commission (ICC) and is designed to help utilities recover a portion of the costs of past investments made under a regulated system.  The transition charge will usually reduce a customer’s economic incentive to switch suppliers.  Transition charges may be collected through 2006 (2008 upon the ICC’s finding that a utility’s financial condition is impaired and the utility meets other requirements specified in the Customer Choice Law).

On March 9, 2000, CILCO filed revised tariff sheets with the ICC eliminating the collection of the customer transition charge effective March 17, 2000.  At a March 15, 2000, hearing, the ICC approved CILCO’s revised tariffs, thereby eliminating the collection of any customer transition charge.  CILCO cannot re-establish the collection of a transition charge until it files, and the ICC approves, revised tariff sheets that reinstate a transition charge.

The Customer Choice Law also requires electric base rate reductions that vary by utility.  CILCO reduced its residential base rates by 2% in August 1998 and by 2% in October 2000 and must reduce residential base rates by an additional 1% in October 2002.  Also, CILCO’s return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for 30 year U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points.  The Equity Cap was 16.1% in 2001, 16.6% in 2000, and 15.1% in 1999.  If CILCO’s two-year average return on common equity exceeds the two–year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

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

With the enactment of the Customer Choice Law, electric generation in Illinois became deregulated and competitive.  As a result, the accounting principles applicable to rate-regulated enterprises (Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71)) no longer apply to the electric generation portion of CILCO’s business.  There were no impairments to CILCO assets as a result of transitioning from SFAS 71.  Its ability to keep total production costs competitive in a deregulated market will determine whether and to what extent the value of these assets may be impaired in the future.

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi–year contracts with targeted customers representing approximately 45% of total 2001 electric kWh sales to non–residential customers.  These contracts, most of which expire in 2004, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.  In 2002, CILCO will be negotiating new contracts with customers who are currently being served under bundled tariff rates.  For those contracts expiring in 2002, CILCO will be negotiating contract extensions with selected customers.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted.  As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP’s financial position or results of operation, but the effect could be significant.  However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements.  As of March 31, 2002, all electric customers eligible for choice continue to purchase their electricity supply from CILCO, other than those who self-generate.  As of March 31, 2002, CILCO has contracts totaling approximately 2.6 million megawatt hours of retail load outside of its service territory for 2002.  CILCO will supply these new customers by primarily purchasing electricity from other suppliers.  CILCO has made the necessary firm supply and transmission arrangements to meet customer requirements.

Market Risk Sensitive Instruments

CILCORP and its subsidiaries (the Company) are exposed to non-trading risks through its daily business activities.  These non-trading activities may include the market or commodity price risk related to CILCO’s retail tariff activity and the Company’s non-regulated commodity marketing activities.

The majority of the Company’s electricity and gas sales during the first quarter of 2002 were to CILCO retail customers in Illinois under tariffs regulated by the Illinois Commerce Commission (ICC).  Prior to October 29, 2001, prudently incurred costs of fuel used to generate electricity and purchased power costs were recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC).  Thus, through October 28, 2001, there had been very limited commodity price risk associated with CILCO’s traditional regulated sales.  CILCO filed to eliminate the FAC on September 10, 2001.  The ICC approved the elimination of the FAC on October 24, 2001, for bills issued on or after October 29, 2001.  While the Company is exposed to increased commodity price risk due to the elimination of the FAC, sufficient supply has been placed under contract to limit the Company’s exposure to market risk at any given time.  When this supply is added to CILCO generation capacity, a reserve margin of over 15% is forecasted based on the forecasted peak load of 1,228 Mw.  Since CILCO supplies over 90% of its native load with its generation capacity, generation can be adjusted on a real-time basis to match actual load at any given time.  CILCO is subject to the risk that generation becomes unavailable due to forced outages.  The Company’s historical unplanned outage rate is 5.1%.  In the unlikely event that CILCO generation and purchased supply is insufficient to meet load requirements, CILCO would have to purchase electric supply from the market at prevailing market rates.

The market risk inherent in the non-regulated activities of CILCORP and its subsidiaries is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains.  The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand.  At March 31, 2002, the Company engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability.  These non-regulated activities had net open market price risk positions of approximately 324,998 MWh of electricity and 250,000 Mcf of natural gas.  A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company.  See Note 3 for a discussion of the Company’s use of financial derivatives for hedging purposes.  Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company’s net income resulting from the change in value of these financial instruments is not expected to be material.

Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months ended March 31, 2002 and 2001.

Components of Electric Operating Income
	Three Months Ended March 31,
	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Electric retail	$82,110	$85,535
Sales for resale	2,003	3,465
Total revenue	84,113	89,000

Cost of sales:
Cost of fuel	22,030	29,260
Purchased power expense	11,530	10,112
Revenue taxes	4,902	5,210
Total cost of sales	38,462	44,582
Gross margin	45,651	44,418

Operating expenses:
Operation and maintenance expenses	22,577	21,422
Depreciation and amortization	12,067	11,756
Other taxes	2,589	2,495
Total operating expenses	37,233	35,673
Total	8,418	8,745

Fixed charges and other:
Interest on long-term debt	3,170	3,090
Cost of borrowed funds capitalized	(238)	(106)
Other interest	762	1,221
Total	3,694	4,205

Income before income taxes	4,724	4,540
Income taxes	1,471	1,761
Electric income	$3,253	$2,779

Electric gross margin on regulated sales increased approximately 3% for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to Illinois Commerce Commission (ICC) mandated changes in 2001.  On December 20, 2000, as part of the 1999 Fuel Adjustment Clause (FAC) reconciliation hearings, the ICC ordered changes in CILCO’s calculation of allowable fuel costs applicable to sales subject to the FAC.  These changes revised the allocation of generated and purchased power costs between regulated and non-regulated sales.  As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001.  On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts.  The emergency rule restored the previous calculation method for off-system non-regulated sales in an attempt to fairly allocate costs between regulated and non-regulated sales.  On July 25, 2001, the ICC entered a final order, amending the emergency rule, and further changing the method for allocating fuel costs to non-regulated sales.

Also contributing to the favorable variance was a first quarter 2002 payment discount received by the Company in conjunction with the termination of an out-of-market long-term coal contract.  The discount reduced cost of fuel by $0.8 million for the first quarter of 2002.  Retail kilowatt hour (kWh) sales decreased 6% for the three months ended March 31, 2002, compared to the first quarter of 2001.  Residential and commercial sales volumes decreased 4% and 5%, respectively.  Heating degree days were 15% lower for the three months ended March 31, 2002, compared to the same period in 2001.  Industrial sales volumes decreased 7% compared to the first quarter of 2001.

Sales for resale decreased 42% for the first quarter of 2002, compared to the same period in 2001.  Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO’s available capacity for bulk power sales, and the price of power available for sale.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term.  CILCO’s electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

Electric operation and maintenance expense increased 5% for the three months ended March 31, 2002, compared to the same period in 2001.  The increase for the quarter was mainly due to increased costs for pension, other post-employment benefits, uncollectible accounts and tree trimming.  Also contributing to the unfavorable variance were expenses incurred as a result of an ice storm in the first quarter of 2002.

Fixed charges and other expenses decreased 12% for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to decreased short-term borrowings.

Income taxes expense decreased for the three months ended March 31, 2002, due to a lower effective tax rate.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months ended March 31, 2002 and 2001.

Components of Gas Operating Income
	Three Months Ended March 31,
	2002	2001
	(In thousands)
	(Unaudited)
Revenue:

Sale of gas

$

78,292

$

157,473

Transportation services	1,726	1,476
Total revenue	80,018	158,949
Cost of sales:
Cost of gas	49,608	126,680
Revenue taxes	3,620	4,545
Total cost of sales	53,228	131,225
Gross margin	26,790	27,724

Operating expenses:
Operation and maintenance expenses	8,869	7,613
Depreciation and amortization	5,597	5,469
Other taxes	629	618
Total operating expenses	15,095	13,700
Total	11,695	14,024
Fixed charges and other:
Interest on long-term debt	1,197	1,238
Other interest expense	288	489
Total	1,485	1,727

Income before income taxes	10,210	12,297
Income taxes	4,041	4,895
Gas income	$6,169	$7,402

Gas gross margin decreased approximately 3% for the three months ended March 31, 2002, compared to the same period in 2001.  Residential and commercial sales volumes decreased 6% and 12%, respectively, for the three months ended March 31, 2002, primarily due to warmer weather.  Heating degree days were 15% lower for the three months ended March 31, 2002, compared to the same period in 2001.

Revenue from gas transportation services increased 17% and gas transportation sales volumes increased 13% for the three months ended March 31, 2002, compared to the same period in 2001.  Increases in higher margin commercial gas transportation sales were partially offset by decreases in lower margin industrial gas transportation sales.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term.  CILCO’s gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

The cost of gas decreased 61% for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to lower natural gas prices and decreased gas sales.  These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operation and maintenance expense increased 16% for the three months ended March 31, 2002, compared to the same period in 2001.  The increase for the three months ended March 31, 2002, was primarily due to increases in expenses for pension, other post-employment benefits, uncollectible accounts and public liability claims partially offset by a decrease in gas distribution costs.

Fixed charges and other expenses decreased 14% for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to decreased short-term borrowings.

Income taxes expense decreased 17% for the three months ended March 31, 2002, due to lower pre-tax operating income.

CILCO Other Operations

The following table summarizes CILCO’s other income and deductions for the three months ended March 31, 2002 and 2001.  Revenues within CILCO Other Operations consist primarily of non-regulated electricity sales in Illinois, outside of CILCO’s service territory.

Components of Other Income and Deductions
	Three Months Ended March 31,
	2002	2001
	(In thousands)
	(Unaudited)
Revenue	$21,750	$12,794
Expense	(20,043)	(9,157)
Gross margin	1,707	3,637
Other income and deductions:
Interest income	10	160
Operating expenses	(1,280)	(621)
Preferred stock dividends	(540)	(540)
Other	(342)	(302)
Total other income and deductions	(2,152)	(1,303)

Income (loss) before taxes	(445)	2,334
Income taxes (benefit)	(367)	724
Other income (loss)	$(78)	$1,610

Gross margin decreased 53% for the three months ended March 31, 2002, primarily due to ICC mandated changes in the manner in which generated and purchased power costs were allocated between regulated and non-regulated sales in the first quarter of 2001 for non-regulated electricity sales in Illinois outside of CILCO’s service territory (see Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - CILCO Electric Operations).   These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

Operating expenses increased for the three months ended March 31, 2002, primarily due to increased bad debt expense for non-regulated sales and increased charitable donations.

Other Businesses Operations

The following table summarizes Other Businesses revenue and expenses for the three months ended March 31, 2002 and 2001.  Other Businesses results include income earned and expenses incurred at the Holding Company, CIM, CVI, and CILCORP Infraservices Inc.

Components of Other Businesses Net Loss
	Three Months Ended March 31,
	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Leveraged lease revenue	$1,326	$1,396
Interest income	290	90
Gas marketing revenue	16,313	13,981
Other revenue	362	493
Total revenue	18,291	15,960

Expenses:

Gas purchased for resale

16,284

14,008

Fuel for generation and purchased power

—

(1,334

)

Operating expenses	304	447
Depreciation and amortization	347	3,865

Interest expense

10,849

11,871

Other taxes	20	26
Total expenses	27,804	28,883

Loss before income taxes	(9,513)	(12,923)
Income taxes (benefit)	(4,184)	(4,357)
Other businesses loss	$(5,329)	$(8,566)

Gas marketing revenues and gas purchased for resale at CVI subsidiary, CILCORP Energy Services Inc., increased due to increased gas marketing sales.

Fuel for generation and purchased power was impacted in the first quarter of  2001 by $1.3 million in amortization related to the purchase accounting for the out-of-market coal contract.  This contract was settled during the fourth quarter of 2001 and the preacquisition contingency related to this contract was removed.

Depreciation and amortization decreased due to the Company’s January 1, 2002, adoption of the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  Accordingly, the Company has ceased the goodwill amortization which was approximately $3.8 million in the first quarter of 2001.

Interest expense decreased for the three months ended March 31, 2002, due to the retirement of medium-term notes in 2001 and lower short-term debt in 2002.

The income tax benefit decreased in the three months ended March 31, 2002, compared to the corresponding period in 2001, primarily due to a lower net loss.

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

Loss from operations of discontinued businesses, net of tax:

	Three Months Ended March 31,
	2002	2001
QST Enterprises, net of tax of $(5)	$(9)	$—
	$(9)	$—

QST Enterprises’ financial results for the period ended March 31, 2002, were in excess of the discontinued operations liability and are shown as a loss for that period.  The results for the period ended March 31, 2001, were reflected in the discontinued operations liability, resulting in no net income or loss.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to “Environmental Matters” of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and to “Note 7 - Commitments and Contingencies” of Item 8.  Financial Statements and Supplementary Data in the Company’s 2001 Annual Report on Form 10-K and to “Note 2 - Contingencies”, herein, for certain pending legal proceedings and/or proceedings known to be contemplated by governmental authorities.

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

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

(10)a	Retention Agreement Between Central Illinois Light Company and James L. Luckey dated as of March 1, 2002.

(10)b	Retention Agreement Between Central Illinois Light Company and Gregory T. Russell dated as of March 1, 2002.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CILCORP Inc.
(Registrant)

Date May 10, 2002
/s/ R. J. Sprowls
Vice President

Date May 10, 2002
/s/ T. S. Romanowski
Chief Financial Officer And Treasurer

CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

Date May 10, 2002
/s/ R. J. Sprowls
President

Date May 10, 2002
/s/ T. S. Romanowski
Chief Financial Officer And Treasurer