Form 10-Q
period 2002-06-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2002-08-09
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002

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

Yes    ☒               No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CILCORP Inc.	Common stock, no par value, shares outstanding and privately held by The AES Corporation at June 30, 2002	1,000

CENTRAL ILLINOIS LIGHT COMPANY
	Common stock, no par value, shares outstanding and privately held by CILCORP Inc. at June 30, 2002	13,563,871

CILCORP INC.

AND

CENTRAL ILLINOIS LIGHT COMPANY

FORM 10-Q FOR THE QUARTER ENDED June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CILCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenue:
CILCO Electric	$94,656	$92,299	$178,769	$181,299
CILCO Gas	38,181	41,746	118,199	200,695
CILCO Other	28,473	26,330	50,233	39,284
Other businesses	11,736	9,525	30,027	25,485
Total	173,046	169,900	377,228	446,763
Operating expenses:
Fuel for generation and purchased power	57,774	54,881	111,234	101,797
Gas purchased for resale	32,259	33,411	98,150	174,099
Other operations and maintenance	36,536	34,400	69,710	64,782
Depreciation and amortization	18,036	21,820	36,047	42,910
Taxes, other than income taxes	9,241	8,811	21,001	21,705
Total	153,846	153,323	336,142	405,293
Fixed charges and other:
Interest expense	16,588	17,845	32,854	35,666
Preferred stock dividends of subsidiary	539	539	1,079	1,079
Allowance for funds used during construction	(409)	(26)	(647)	(44)
Other	325	316	667	618
Total	17,043	18,674	33,953	37,319
Income (loss) from continuing operations before income taxes	2,157	(2,097)	7,133	4,151
Income taxes	37	213	998	3,236
Net income (loss) from continuing operations	2,120	(2,310)	6,135	915
Loss from operations of discontinued businesses, net of tax of (3) and (8)	(3)	—	(12)	—
Net income (loss)	$2,117	$(2,310)	$6,123	$915
Other comprehensive income (loss)	(440)	(6,620)	5,024	(6,869)
Comprehensive income (loss)	$1,677	$(8,930)	$11,147	$(5,954)

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and Temporary Cash Investments	$79,158	$18,312
Receivables, Less Allowance for Uncollectible Accounts of $2,609 and $1,800	53,094	47,610
Accrued Unbilled Revenue	25,314	40,265
Fuel, at Average Cost	18,169	18,068
Materials and Supplies, at Average Cost	17,528	17,273
Gas in Underground Storage, at Average Cost	13,751	27,067
FAC Underrecoveries	1,255	1,255
PGA Underrecoveries	5,288	3,236
Prepayments and Other	11,150	7,627
Total Current Assets	224,707	180,713
Investments and Other Property:
Investment in Leveraged Leases	134,718	135,504
Other Investments	18,220	19,285
Total Investments and Other Property	152,938	154,789
Property, Plant and Equipment:
Utility Plant, at Original Cost
Electric	724,593	716,857
Gas	238,520	233,278
	963,113	950,135
Less-Accumulated Provision for Depreciation	154,886	126,502
	808,227	823,633
Construction Work in Progress	77,244	34,340
Other, Net of Depreciation	22	14
Total Property, Plant and Equipment	885,493	857,987
Other Assets:
Goodwill, Net of Accumulated Amortization of $33,753	579,211	579,211
Other	36,899	38,998
Total Other Assets	616,110	618,209

Total Assets	$1,879,248	$1,811,698

See Notes to Consolidated Financial Statements.

	June 30, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Current Portion of Long-Term Debt	$26,750	$1,400
Notes Payable	36,000	63,000
Accounts Payable	64,155	75,644
Accrued Taxes	13,385	14,879
Accrued Interest	17,444	18,392
Other	9,389	18,281
Total Current Liabilities	167,123	191,596
Long-Term Debt	792,404	717,730
Deferred Credits and Other Liabilities:
Deferred Income Taxes	212,955	202,822
Regulatory Liability of Regulated Subsidiary	35,835	45,377
Deferred Investment Tax Credit	13,756	14,553
Other	89,796	83,388
Total Deferred Credits and Other Liabilities	352,342	346,140
Preferred Stock of Subsidiary without Mandatory Redemption	19,120	19,120
Preferred Stock of Subsidiary with Mandatory Redemption	22,000	22,000
Total Preferred Stock of Subsidiary	41,120	41,120
Stockholder’s Equity:
Common Stock, no par value; Authorized 10,000
Outstanding 1,000	—	—
Additional Paid-in Capital	518,833	518,833
Retained Earnings	16,428	10,305
Accumulated Other Comprehensive Income (Loss)	(9,002)	(14,026)
Total Stockholder’s Equity	526,259	515,112
Total Liabilities and Stockholder’s Equity	$1,879,248	$1,811,698

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income from continuing operations before preferred dividends of subsidiary	$7,214	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash lease income and investment income	(2,060)	(2,262)
Cash receipts in excess of debt service on leases	3,402	6,225
Depreciation and amortization	36,047	42,910
Deferred income taxes, investment tax credit and regulatory liability of subsidiary, net	6,022	(13,349)
Changes in operating assets and liabilities:
Decrease in accounts receivable and accrued unbilled revenue	8,722	42,662
Decrease in inventories	12,960	3,531
Decrease in accounts payable	(10,749)	(44,519)
Decrease in accrued taxes	(1,494)	(761)
(Increase) decrease in other assets	(2,171)	2,428
(Decrease) increase in other liabilities	(5,124)	4,648
Total adjustments	45,555	41,513
Net cash provided by operating activities from continuing operations	52,769	43,507
Net cash (used in) provided by operating activities of discontinued operations	(7)	81
Cash flow from operations	52,762	43,588
Cash flows from investing activities:
Additions to plant	(63,051)	(24,532)
Other	(786)	192
Net cash used in investing activities	(63,837)	(24,340)
Cash flow from financing activities:
Net decrease in short-term debt	(27,000)	(3,866)
Issuance of long-term debt	100,000	—
Common dividends paid	—	(15,000)
Subsidiary preferred dividends paid	(1,079)	(1,079)
Net cash provided by (used in) financing activities	71,921	(19,945)
Net increase (decrease) in cash and temporary cash investments:	60,846	(697)
Cash and temporary cash investments at beginning of year:	18,312	11,743
Cash and temporary cash investments at June 30	$79,158	$11,046

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$35,135	$37,043

Income taxes	$88	$9,411

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Statements of Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating revenue:
Electric	$94,656	$92,299	$178,769	$181,299
Gas	38,181	41,746	118,199	200,695
Total operating revenues	132,837	134,045	296,968	381,994
Operating expenses:
Cost of fuel	24,295	24,704	46,325	53,964
Cost of gas	22,364	25,816	71,972	152,496
Purchased power	12,517	9,547	24,047	19,659
Other operations and maintenance	35,417	33,439	66,863	62,474
Depreciation and amortization	17,681	17,244	35,345	34,469
Income taxes	2,143	3,288	7,655	9,944
Other taxes	9,168	8,791	20,908	21,659
Total operating expenses	123,585	122,829	273,115	354,665
Operating income	9,252	11,216	23,853	27,329
Other income and deductions:
Company-owned life insurance, net	(325)	(316)	(667)	(618)
Other, net	4,584	2,833	5,388	5,285
Total other income and (deductions)	4,259	2,517	4,721	4,667
Interest expenses:
Interest on long-term debt	4,387	4,329	8,754	8,657
Cost of borrowed funds capitalized	(409)	(26)	(647)	(44)
Other	979	1,856	2,029	3,478
Total interest expense	4,957	6,159	10,136	12,091
Net income before preferred dividends	8,554	7,574	18,438	19,905
Dividends on preferred stock	539	539	1,079	1,079
Income available for common stock	8,015	7,035	17,359	18,826
Other comprehensive income (loss)	(440)	(6,620)	5,024	(6,869)
Comprehensive income	$7,575	$415	$22,383	$11,957

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Utility Plant, At Original Cost:
Electric	$1,333,967	$1,326,231
Gas	462,407	457,165
	1,796,374	1,783,396
Less-Accumulated Provision for Depreciation	1,012,719	985,045
	783,655	798,351
Construction Work in Progress	77,244	34,340
Total Utility Plant	860,899	832,691
Other Property and Investments:
Cash Surrender Value of Company-owned Life Insurance (Net of Related Policy Loans of $69,592 and $65,314)	3,541	3,920
Other	1,115	1,133
Total Other Property and Investments	4,656	5,053
Current Assets:
Cash and Temporary Cash Investments	71,108	12,584
Receivables, Less Allowance for Uncollectible Accounts of $2,609 and $1,800	51,145	49,375
Accrued Unbilled Revenue	23,400	34,067
Fuel, at Average Cost	18,169	18,068
Materials and Supplies, at Average Cost	16,475	15,849
Gas in Underground Storage, at Average Cost	13,751	27,067
Prepaid Taxes	9,504	9,007
FAC Underrecoveries	1,255	1,255
PGA Underrecoveries	5,288	3,236
Other	11,120	7,569
Total Current Assets	221,215	178,077
Deferred Debits:
Unamortized Loss on Reacquired Debt	2,327	2,448
Unamortized Debt Expense	1,746	1,305
Prepaid Pension Cost	168	168
Other	19,699	21,971
Total Deferred Debits	23,940	25,892
Total Assets	$1,110,710	$1,041,713

See Notes to Consolidated Financial Statements.

	June 30, 2002	December 31, 2001
CAPITALIZATION AND LIABILITIES

Capitalization:
Common Stockholder’s Equity:
Common Stock, No Par Value; Authorized 20,000,000 Shares; Outstanding 13,563,871 Shares	$185,661	$185,661
Additional Paid-in Capital	52,000	52,000
Retained Earnings	97,404	108,045
Accumulated Other Comprehensive Income (Loss)	(781)	(5,805)
Total Common Stockholder’s Equity	334,284	339,901

Preferred Stock Without Mandatory Redemption	19,120	19,120
Preferred Stock With Mandatory Redemption	22,000	22,000
Long-term Debt	317,405	242,730
Total Capitalization	692,809	623,751
Current Liabilities:
Current Maturities of Long-Term Debt	26,750	1,400
Notes Payable	36,000	43,000
Accounts Payable	57,847	81,140
Accrued Taxes	35,501	28,862
Accrued Interest	8,169	9,143
Other	9,389	18,281
Total Current Liabilities	173,656	181,826
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes	103,352	92,428
Regulatory Liability	35,835	45,377
Investment Tax Credits	13,756	14,553
Other	91,302	83,778
Total Deferred Liabilities and Credits	244,245	236,136
Total Capitalization and Liabilities	$1,110,710	$1,041,713

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income before preferred dividends	$18,438	$19,905

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,345	34,469
Deferred income taxes, investment tax credit and regulatory liability, net	6,813	(10,015)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,771)	(16,687)
Decrease in fuel, materials and supplies, and gas in underground storage	12,590	5,787
Decrease in accrued unbilled revenue	10,667	39,483
Decrease in accounts payable	(23,293)	(40,629)
Increase (decrease) in accrued taxes and interest	5,666	(2,064)
Capital lease payments	323	323
(Increase) decrease in other current assets	(6,101)	15,954
(Decrease) increase in other current liabilities	(3,868)	5,743
Decrease (increase) in other non-current assets	3,256	(14,174)
Increase in other non-current liabilities	1,363	2,725
Net cash provided by operating activities	59,428	40,820
Cash flows from investing activities:
Capital expenditures	(63,051)	(24,532)
Other	(1,451)	(1,181)
Net cash used in investing activities	(64,502)	(25,713)
Cash flow from financing activities:
Common dividends paid	(28,000)	(30,000)
Preferred dividends paid	(1,079)	(1,079)
Payments on capital lease obligation	(323)	(323)
(Decrease) increase in short-term borrowing	(7,000)	13,134
Long-term debt issued	100,000	—
Net cash provided by (used in) financing activities	63,598	(18,268)
Net increase (decrease) in cash and temporary cash investments	58,524	(3,161)

Cash and temporary cash investments at beginning of year	12,584	8,777
Cash and temporary cash investments at June 30	$71,108	$5,616

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest (net of cost of borrowed funds capitalized)	$14,360	$13,249

Income taxes	$1,167	$17,508

See Notes to Consolidated Financial Statements.

Statements of Segments of Business

CILCORP Inc. and Subsidiaries

Three Months Ended June 30, 2002

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total
	(In thousands)

Revenues	$94,656	$38,181	$28,437	$11,720	$—	$172,994
Interest income	—	—	36	16	—	52

Total

94,656

38,181

28,473

11,736

173,046

Operating expenses	69,863	33,898	21,777	10,272	—	135,810
Depreciation and amortization	12,074	5,607	—	355	—	18,036
Total	81,937	39,505	21,777	10,627		153,846
Interest expense	3,907	1,459	—	11,222	—	16,588
Preferred stock dividends	—	—	539	—	—	539
Fixed charges and
other expenses	(409)	—	325	—	—	(84)
Total	3,498	1,459	864	11,222	—	17,043
Income (loss) from continuing oper. before income taxes	9,221	(2,783)	5,832	(10,113)	—	2,157
Income taxes	3,204	(1,061)	2,112	(4,218)	—	37
Net income (loss) from continuing oper.	6,017	(1,722)	3,720	(5,895)	—	2,120

Effect of discontinued oper.	—	—	—	—	(3)	(3)
Segment net income (loss)	$6,017	$(1,722)	$3,720	$(5,895)	$(3)	$2,117

See Notes to Consolidated Financial Statements.

Statements of Segments of Business

CILCORP Inc. and Subsidiaries

Three Months Ended June 30, 2001

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)

Revenues	$92,299	$41,746	$26,210	$9,460	$169,715
Interest income	—	—	120	65	185

Total

92,299

41,746

26,330

9,525

169,900

Operating expenses	65,837	36,460	22,511	6,695	131,503
Depreciation and amortization	11,768	5,476	—	4,576	21,820
Total	77,605	41,936	22,511	11,271	153,323
Interest expense	4,441	1,744	—	11,660	17,845
Preferred stock dividends	—	—	539	—	539
Fixed charges and other expenses	(26)	—	316	—	290
Total	4,415	1,744	855	11,660	18,674
Income (loss) before income taxes	10,279	(1,934)	2,964	(13,406)	(2,097)
Income taxes	4,058	(770)	986	(4,061)	213
Segment net income (loss)	$6,221	$(1,164)	$1,978	$(9,345)	$(2,310)

See Notes to Consolidated Financial Statements.

Statements of Segments of Business

CILCORP Inc. and Subsidiaries

Six Months Ended June 30, 2002

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total
	(In thousands)

Revenues	$178,769	$118,199	$50,187	$29,721	$—	$376,876
Interest income	—	—	46	306	—	352
Total	178,769	118,199	50,233	30,027	—	377,228
Operating expenses	133,491	96,624	43,100	26,880	—	300,095
Depreciation and amortization	24,141	11,204	—	702	—	36,047
Total	157,632	107,828	43,100	27,582	—	336,142
Interest expense	7,839	2,944	—	22,071	—	32,854
Preferred stock dividends	—	—	1,079	—	—	1,079
Fixed charges and other expenses	(647)	—	667	—	—	20
Total	7,192	2,944	1,746	22,071	—	33,953
Income (loss) from continuing oper. before income taxes	13,945	7,427	5,387	(19,626)	—	7,133
Income taxes	4,675	2,980	1,745	(8,402)	—	998
Net income (loss) from continuing oper.	9,270	4,447	3,642	(11,224)	—	6,135

Effect of discontinued oper.	—	—	—	—	(12)	(12)
Segment net income (loss)	$9,270	$4,447	$3,642	$(11,224)	$(12)	$6,123

See Notes to Consolidated Financial Statements.

Statements of Segments of Business

CILCORP Inc. and Subsidiaries

Six Months Ended June 30, 2001

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)

Revenues	$181,299	$200,695	$39,004	$25,330	$446,328
Interest income	—	—	280	155	435
Total	181,299	200,695	39,284	25,485	446,763
Operating expenses	134,336	175,916	32,289	19,842	362,383
Depreciation and amortization	23,524	10,945	—	8,441	42,910
Total	157,860	186,861	32,289	28,283	405,293
Interest expense	8,664	3,471	—	23,531	35,666
Preferred stock dividends	—	—	1,079	—	1,079
Fixed charges and other expenses	(44)	—	618	—	574
Total	8,620	3,471	1,697	23,531	37,319
Income (loss) before income taxes	14,819	10,363	5,298	(26,329)	4,151
Income taxes	5,819	4,125	1,710	(8,418)	3,236
Segment net income (loss)	$9,000	$6,238	$3,588	$(17,911)	$915

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

On April 29, 2002, The AES Corporation (AES) announced an agreement with Ameren Corporation to sell 100 percent of its ownership interest in CILCORP and its subsidiaries.  The transaction is subject to regulatory approvals by the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Securities and Exchange Commission (SEC), and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  AES expects the sale to close in the first quarter of 2003.

The accompanying unaudited consolidated financial statements have been prepared according to the rules and regulations of the SEC.  Although the Company believes the disclosures are adequate to make the information presented not misleading, these consolidated financial statements should be read along with the Company’s 2001 Annual Report on Form 10-K.

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

On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu per day during calendar year 2002.  CILCO has received no natural gas deliveries pursuant to this transaction.  On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu per day during the period from November 1, 2001, through March 31, 2002.  Since late November 2001, ENA was unable to deliver natural gas when called upon by CILCO.  ENA’s failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction.  On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York.  To the extent that it has been necessary, CILCO has purchased replacement natural gas.  Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the Purchased Gas Adjustment clause, Management does not believe ENA’s failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCO’s financial position or results of operations.

NOTE 3.  Accounting for Price Risk Management Activities

The Company utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk.  Since January 1, 2001, all derivative transactions have been accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Transactions and Hedging Activities” (SFAS 133), as interpreted and amended.  SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the derivative’s fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met.  All of the Company’s derivatives qualify as cash flow hedges.  Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings.  In addition, under SFAS 133, any ineffective portion of the gain or loss is recognized in earnings immediately.  All of the Company’s cash flow hedges are highly effective, and therefore, all gains and losses are recorded in OCI until the hedged transaction is recorded in earnings.  If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized in earnings.  If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

Gains/losses on derivatives that hedge non-regulated activities are reflected in operating results when the hedged commitments are recognized.  The net gain reflected in operating results from derivative financial instruments for non-regulated activities for the quarter ended June 30, 2002, was $0.3 million for natural gas (included in Gas Purchased for Resale).  The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI.  The open derivative positions are then marked-to-market through OCI.  The net effect of these adjustments was to record an after-tax loss in OCI in the amount of $0.3 million for the quarter ended June 30, 2002.  The after-tax balance in OCI associated with these open derivative positions at June 30, 2002, was $(0.3) million.  This portion of OCI reflects hedges of natural gas sales of 1,700,000 MMBtu for commitments through February 2004.  Approximately $0.3 million of OCI related to derivative financial instruments as of June 30, 2002, is expected to be recognized as an increase to operating  earnings over the next twelve months based on market prices as of June 30, 2002.  The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

In May 2001, the Company implemented a winter 2001-2002 hedging strategy related to regulated gas activities.  This strategy utilized collars (a combination of a put option and a call option) and futures to help protect customers who are charged the Company’s Purchased Gas Adjustment (PGA) from large price fluctuations.  The Company has recognized the mark-to-market value in OCI, consistent with SFAS 133.  In the month of delivery, any related mark-to-market value is removed from OCI and charged/credited to the customer.  This program was completed in March 2002.  Beginning in March 2002, the Company is hedging its injections into storage fields utilizing collars and futures to further hedge the cost for customers charged the PGA.  In May 2002, the Company began its winter 2002-2003 hedge program which is similar to the winter 2001-2002 program.

Beginning with the second quarter of 2002, gains and losses on PGA-related positions are being recorded as regulatory assets or liabilities in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71), as opposed to being recorded in OCI.  An after-tax gain of $0.2 million was reclassified from OCI to regulatory liabilities and was grossed-up for taxes, resulting in a regulatory liability of $0.3 million at April 1, 2002.  For the quarter ended June 30, 2002, a mark-to-market loss of $0.3 million was recorded in the regulatory liability for all PGA-related derivatives, reducing the regulatory liability to $0, meaning these positions are at market.  This reflects hedges of natural gas sales of 500,000 MMBtu for commitments through March 2003.

In December 2001, the Financial Accounting Standards Board (FASB) revised its earlier conclusion, Derivatives Implementation Group (DIG) Issue C-15, related to contracts involving the purchase or sale of electricity.  Contracts for the purchase or sale of electricity, both forward and option contracts, including capacity contracts, may qualify for the normal purchases and sales exemption and are not required to be accounted for as derivatives under SFAS 133.  In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business.  Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS 133.  This revised conclusion was effective beginning April 1, 2002.  The Company has determined that its physical contracts qualify for the normal purchases and sales exemption as redefined in DIG Issue C-15 and are not to be accounted for as derivatives under SFAS 133.

NOTE 4.  Other Comprehensive Income

Rollforward of Accumulated Other Comprehensive Income -CILCORP Inc.

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive income (loss) - March 31, 2002 balance	$(9,333)	$771	$(8,562)

Other comprehensive income -
Pension	—	—	—
SFAS 133	—	(440)	(440)
Accumulated other comprehensive income (loss) - June 30, 2002 balance	$(9,333)	$331	$(9,002)

Rollforward of Accumulated Other Comprehensive Income - Central Illinois Light Company

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive income (loss) - March 31, 2002 balance	$(1,112)	$771	$(341)

Other comprehensive income -
Pension	—	—	—
SFAS 133	—	(440)	(440)
Accumulated other comprehensive income (loss) - June 30, 2002 balance	$(1,112)	$331	$(781)

NOTE 5.  Impact of Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  The provisions of SFAS 142 were required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 on January 1, 2002, and, as a result, annual goodwill amortization of approximately $15.3 million has ceased.  The initial impairment assessment has been performed, utilizing the requirements of SFAS 142, and the Company has determined that its fair value exceeds its carrying value and therefore, goodwill for the Company is considered not impaired.  The Company has identified the following four reporting units under the provisions of SFAS 142:  CILCO Electric, CILCO Gas, CILCO Other and Other Businesses.  The Company has completed the allocation of goodwill to the reporting units as follows:

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total
	(In thousands)

Goodwill, net of accumulated amortization of $33,753, as of December 31, 2001	$350,256	$132,514	$2,118	$94,323	$579,211

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), was issued in August 2001, and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The adoption of SFAS 144 has not had a significant impact on the Company’s financial position or results of operations.

Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145), was issued in April 2002.  The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 shall be applied in fiscal years beginning after May 15, 2002.  All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002.  Management has determined that adoption of SFAS 145 has no material effect on the Company’s consolidated financial statements.

Item 2.                                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

CILCORP Inc. (CILCORP) is a wholly-owned subsidiary of The AES Corporation (AES).  The financial condition and operating results of CILCORP and its subsidiaries (the Company) primarily reflect the operations of subsidiary Central Illinois Light Company (CILCO).

In July 2000, AES announced plans to acquire IPALCO Enterprises, Inc. (IPALCO), a utility holding company headquartered in Indianapolis, Indiana.  Following this announcement, AES indicated that as part of the Securities and Exchange Commission (SEC) approval process for the IPALCO transaction, AES expected to restructure its ownership interests in CILCORP within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935 (PUHCA).  On March 23, 2001, AES received an order from the SEC which allowed AES’ continued exemption from PUHCA.  The exemption order required AES to divest its ownership interests in CILCO’s regulated utility assets within two years of the closing (March 27, 2001) of AES’ acquisition of IPALCO.  On April 29, 2002, AES announced an agreement with Ameren Corporation to sell 100 percent of its ownership interest in CILCORP and its subsidiaries.  The transaction is subject to regulatory approvals by the Illinois Commerce Commission (ICC), the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the SEC, and expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  AES expects the sale to close in the first quarter of 2003.

The Other Businesses segment includes the operations of the Holding Company itself (Holding Company), its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), and CILCORP Infraservices Inc. which provides utility infrastructure operation and maintenance services.  The results of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) are reported as discontinued operations (see Results of Operations - QST Enterprises Discontinued Operations).

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

CILCORP

CILCORP (the Holding Company) is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis.  At June 30, 2002, the Holding Company had no short-term debt outstanding.

In October 1999, the Holding Company issued $225 million of 8.7% senior notes (due 2009) and $250 million of 9.375% senior notes (due 2029).  Along with equity funds provided by AES, the proceeds of the notes were used by AES to acquire all outstanding shares of CILCORP common stock for approximately $886 million, to pay transaction costs related to the acquisition, and to retire short-term debt.

CILCO

Capital expenditures totaled $63.1 million for the six months ended June 30, 2002.  Capital expenditures are anticipated to be approximately $71.9 million for the remainder of 2002 and are currently estimated to be approximately $80.2 million in 2003.  The increase in capital expenditures in 2002 and 2003 relates primarily to the installation of nitrogen oxide (NOx) reduction equipment at the Edwards and Duck Creek generating stations.

CILCO had short-term debt of $36 million at June 30, 2002, consisting entirely of commercial paper, outstanding at an average rate of 2.55%.  CILCO expects to issue commercial paper throughout 2002, and is currently authorized by its Board of Directors to issue up to $150 million of short–term debt.  At June 30, 2002, committed bank lines of credit totaled $90 million, all of which were unused except in support of commercial paper issuance.  During 2002, CILCO expects to continue to support commercial paper issuance with its bank lines of credit.  CILCO plans to finance its 2002 and 2003 capital expenditures with funds provided by operations, short-term debt and long-term debt.  In June 2002, CILCO obtained a two-year $100 million senior secured term loan.  The proceeds of the borrowings will be used to reduce short-term debt, refund medium-term notes maturing in 2003 and fund capital expenditures.  The loan is secured by a first mortgage on substantially all of CILCO’s property and has a variable interest rate.  The average interest rate on this term loan is currently 3.01%.  Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

At June 30, 2002, CIM had outstanding debt of $11.3 million, borrowed from CILCORP.

CVI

At June 30, 2002, CVI had outstanding debt of $4.8 million, borrowed from CILCORP.

Competition

CILCO, as a regulated public utility, has an obligation to provide service to retail customers within its defined service territory; thus, CILCO has not generally been in competition with other public utilities for retail electric or gas customers in these areas.  However, the passage of the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive market for electricity in Illinois.   During the mandatory transition period, electric utilities are prohibited from increasing base rates, unless the electric utility demonstrates that its 2-year average earned rate of return is below the 2-year average of the monthly average yield of the U.S. Treasury long-term bond index.  The mandatory transition period ends on January 1, 2005.  Recently enacted legislation extends this rate freeze and transition period to January 1, 2007, provided that Ameren Corporation’s acquisition of CILCORP and its subsidiaries closes as anticipated.  Electricity and natural gas also compete with other forms of energy available to customers.  For example, within the City of Springfield, CILCO’s natural gas business competes with the City’s municipal electric system to provide customer energy needs.

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

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted.  As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP’s financial position or results of operation, but the effect could be significant.  However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements.  As of June 30, 2002, all electric customers eligible for choice continue to purchase their electricity supply from CILCO, other than those who self-generate.  As of June 30, 2002, CILCO has contracts totaling approximately 2.6 million megawatt hours of retail load outside of its service territory for 2002.  CILCO will supply these new customers by primarily purchasing electricity from other suppliers.  CILCO has made the necessary firm supply and transmission arrangements to meet customer requirements.

Market Risk Sensitive Instruments

CILCORP and its subsidiaries (the Company) are exposed to non-trading risks through its daily business activities.  These non-trading activities may include the market or commodity price risk related to CILCO’s retail tariff activity and the Company’s non-regulated commodity marketing activities.

The majority of the Company’s electricity sales during the second quarter of 2002 were to CILCO retail customers in Illinois under tariffs regulated by the Illinois Commerce Commission (ICC).  (All prudently incurred gas costs are recovered through the Company’s Purchased Gas Adjustment (PGA) for sales to customers under tariffs regulated by the ICC.)  Prior to October 29, 2001, prudently incurred costs of fuel used to generate electricity and purchased power costs were recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC).  Thus, through October 28, 2001, there had been very limited commodity price risk associated with CILCO’s traditional regulated sales.  CILCO filed to eliminate the FAC on September 10, 2001.  The ICC approved the elimination of the FAC on October 24, 2001, for bills issued on or after October 29, 2001.  While the Company is exposed to increased commodity price risk due to the elimination of the FAC, sufficient supply has been placed under contract to limit the Company’s exposure to market risk at any given time.  When this supply is added to CILCO generation capacity, a reserve margin of over 15% is forecasted based on the forecasted peak load of 1,228 MW.  Since CILCO supplies over 90% of its native load with its generation capacity, generation can be adjusted on a real-time basis to match actual load at any given time.  CILCO is subject to the risk that generation becomes unavailable due to forced outages.  The Company’s historical unplanned outage rate is 5.1%.  In the event that CILCO generation and purchased supply is insufficient to meet load requirements, CILCO would have to purchase electric supply from the market at prevailing market rates.

The market risk inherent in the non-regulated activities of CILCORP and its subsidiaries is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains.  The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand.  The Company is engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability.  At June 30, 2002, these non-regulated activities had net open market price risk positions of approximately 93,000 MWh of electricity and 225,000 Mcf of natural gas.  A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company.  See Note 3 for a discussion of the Company’s use of financial derivatives for hedging purposes.  Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company’s net income resulting from the change in value of these financial instruments is not expected to be material.

Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric operating income for the three months and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Electric Operating Income	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Electric retail	$92,196	$87,361	$174,306	$172,896
Sales for resale	2,460	4,938	4,463	8,403
Total revenue	94,656	92,299	178,769	181,299
Cost of sales:
Cost of fuel	24,295	24,704	46,325	53,964
Purchased power	12,517	9,547	24,047	19,659
Revenue taxes	4,521	4,337	9,423	9,547
Total cost of sales	41,333	38,588	79,795	83,170
Gross margin	53,323	53,711	98,974	98,129
Operating expenses
Other operations and maintenance	26,202	24,906	48,779	46,328
Depreciation and amortization	12,074	11,768	24,141	23,524
Other taxes	2,328	2,343	4,917	4,838
Total operating expenses	40,604	39,017	77,837	74,690
Fixed charges and other
Interest on long-term debt	3,194	3,091	6,364	6,181
Cost of borrowed funds capitalized	(409)	(26)	(647)	(44)
Other interest	713	1,350	1,475	2,483
Total	3,498	4,415	7,192	8,620

Income before income taxes	9,221	10,279	13,945	14,819
Income taxes	3,204	4,058	4,675	5,819
Electric income	$6,017	$6,221	$9,270	$9,000

Electric gross margin decreased 1% for the quarter and increased 1% for the six months ended June 30, 2002, compared to the same periods in 2001.  The decrease in gross margin for the quarter was primarily due to decreased wholesale power sales and increased purchased power, partially offset by increased retail sales.  The increase in electric gross margin for the six months ended was due primarily to a first quarter 2002 payment discount received by CILCO in conjunction with the termination of an out-of-market long-term coal contract.  The discount reduced cost of fuel by $0.8 million for the first quarter of 2002.  On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the Illinois Commerce Commission (ICC) ordered changes in CILCO’s calculation of allowable fuel costs applicable to sales subject to the FAC.  These changes revised the allocation of generated and purchased power between regulated and non-regulated sales.  As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001.  On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts.  The emergency rule restored the previous calculation method for off-system non-regulated sales.  On July 25, 2001, the ICC entered a final order, amending the emergency rule by changing the method for allocating fuel costs to non-regulated sales within CILCO’s service territory.

Industrial sales remained constant for the quarter and decreased 3% for the six months ended June 30, 2002, compared to the same periods in 2001.  Residential sales increased 13% for the quarter and 3% for the six months ended June 30, 2002, compared to the same periods in 2001.  Commercial sales increased 3% for the quarter and decreased 1% for the six months ended June 30, 2002, compared to the same periods in 2001.  Retail kilowatt hour (kWh) sales increased 5% for the quarter and decreased 1% for the six months ended June 30, 2002, compared to the same periods in 2001.  Cooling degree days were 22% higher for the quarter and six months ended June 30, 2002, compared to the same periods in 2001.

Sales for resale decreased 50% for the quarter and 47% for the six months ended June 30, 2002, compared to the same periods in 2001.  Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO’s available capacity for bulk power sales and the price of power available for sale.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term.  CILCO’s electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel decreased 2% for the quarter and 14% for the six months ended June 30, 2002, compared to the same periods in 2001.  Purchased power increased 31% and 22% for the quarter and six months ended June 30, 2002, respectively, compared to the same periods in 2001.

Electric operation and maintenance expense increased 5% for the quarter and six months ended June 30, 2002, compared to the same periods in 2001.  The increase was mainly due to increased costs for pension, other post-employment benefits and tree trimming partially offset by lower uncollectible accounts expense.  Also contributing to the unfavorable variance for the six months ended June 30, 2002, were expenses incurred as the result of an ice storm in  the first quarter of 2002.

Fixed charges and other expenses decreased 21% for the quarter and 17% for the six months ended June 30, 2002, compared to the same periods in 2001, primarily due to decreased short-term borrowings and increased cost of borrowed funds capitalized.

Income tax expense decreased 21% for the quarter and 20% for the six months ended June 30, 2002, compared to the same periods in 2001, due to decreases in pre-tax operating income.

CILCO Gas Operations

The following table summarizes the components of CILCO gas operating income for the three months and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
Components of Gas Operating Income	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Sale of gas	$36,751	$40,491	$115,043	$197,964
Transportation services	1,430	1,255	3,156	2,731
Total revenue	38,181	41,746	118,199	200,695
Cost of sales:
Cost of gas	22,364	25,816	71,972	152,496
Revenue taxes	1,812	1,594	5,432	6,139
Total cost of sales	24,176	27,410	77,404	158,635
Gross margin	14,005	14,336	40,795	42,060
Operating expenses
Other operations and maintenance	9,215	8,533	18,084	16,146
Depreciation and amortization	5,607	5,476	11,204	10,945
Other taxes	507	517	1,136	1,135
Total operating expenses	15,329	14,526	30,424	28,226
Fixed charges and other
Interest on long-term debt	1,193	1,238	2,390	2,476
Other interest expense	266	506	554	995
Total	1,459	1,744	2,944	3,471
Income (loss) before income taxes	(2,783)	(1,934)	7,427	10,363
Income taxes	(1,061)	(770)	2,980	4,125
Gas income (loss)	$(1,722)	$(1,164)	$4,447	$6,238

Gas gross margin decreased 2% for the quarter and 3% for the six months ended June 30, 2002, compared to the same periods in 2001.  Residential sales volumes increased 17% for the quarter and decreased 1% for the six months ended June 30, 2002.  Commercial sales volumes remained relatively constant for the quarter and decreased 9% for the six months ended June 30, 2002.  Heating degree days were 6% lower for the six months ended June 30, 2002, compared to the same period in 2001.  Industrial sales volumes increased 9% for the quarter and decreased 14% for the six months ended June 30, 2002.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term.  CILCO’s gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services increased 14% and 16% for the quarter and six months ended June 30, 2002, respectively, while gas transportation sales volumes increased 34% for the quarter and 22% for the six months ended June 30, 2002, compared to the same periods in 2001.

The cost of gas decreased 13% for the quarter and 53% for the six months ended June 30, 2002, compared to the same periods in 2001, due to lower natural gas prices during the quarter and six months ended June 30, 2002.  These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operation and maintenance expense increased 8% and 12%, respectively, for the quarter and six months ended June 30, 2002, compared to the same periods in 2001.  The increases were primarily due to increases in expenses for pension and other post-employment benefits, partially offset by decreased uncollectible accounts expense.  The increase for the six months ended was also due to increases in public liability claims, partially offset by a decrease in gas distribution costs.

Fixed charges and other expenses decreased 16% for the quarter and 15% for the six months ended June 30, 2002, compared to the same periods in 2001, mainly due to decreased short-term borrowings.

Income tax expense decreased 28% for the six months ended June 30, 2002, compared to the same period in 2001, due to a decrease in pre-tax operating income.

CILCO Other Operations

The following table summarizes CILCO’s other income and deductions for the three months and six months ended June 30, 2002 and 2001.

Components of CILCO Other	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue	$28,437	$26,210	$50,187	$39,004
Expense	(20,969)	(22,066)	(41,012)	(31,223)
Gross margin	7,468	4,144	9,175	7,781

Other income and deductions:
Interest income	36	120	46	280
Operating expenses	(757)	(445)	(2,037)	(1,066)
Other taxes	(51)	—	(51)	—
Preferred stock dividends	(539)	(539)	(1,079)	(1,079)
Other	(325)	(316)	(667)	(618)
Total other income and (deductions)	(1,636)	(1,180)	(3,788)	(2,483)

Income before income taxes	5,832	2,964	5,387	5,298
Income taxes	2,112	986	1,745	1,710
Other income	$3,720	$1,978	$3,642	$3,588

Gross margin increased 80% for the quarter and 18% for the six months ended June 30, 2002, compared to the same periods in 2001, primarily due to increased margin per MWh sold and to increased non-regulated electricity sales in Illinois outside of CILCO’s service territory.  The higher margin per MWh sold is not expected to continue beyond the third quarter 2002 operating results.  These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

Operating expenses increased for the quarter and six months ended June 30, 2002, compared to the same periods in 2001, primarily due to increased administrative and bad debt expenses for non-regulated sales and increased charitable donations.

Other Businesses Operations

The following table summarizes Other Businesses revenue and expenses for the three months and six months ended June 30, 2002 and 2001.  Other Businesses results include income earned and expenses incurred at the Holding Company, CIM, CVI, and CILCORP Infraservices Inc.

Components of Other Businesses Net Loss	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Leveraged lease revenue	$1,290	$1,343	$2,616	$2,739
Interest income	16	65	306	155
Gas marketing revenue	10,004	7,458	26,317	21,439
Other revenue	426	659	788	1,152
Total revenue	11,736	9,525	30,027	25,485
Expenses:
Gas purchased for resale	9,895	7,595	26,178	21,603
Fuel for generation and purchased power	—	(1,334)	—	(2,668)
Operating expenses	355	414	660	861
Depreciation and amortization	355	4,576	702	8,441
Interest expense	11,222	11,660	22,071	23,531
Other taxes	22	20	42	46
Total expenses	21,849	22,931	49,653	51,814
Loss before income taxes	(10,113)	(13,406)	(19,626)	(26,329)
Income tax benefit	(4,218)	(4,061)	(8,402)	(8,418)
Other Businesses net loss	$(5,895)	$(9,345)	$(11,224)	$(17,911)

Gas marketing revenues and gas purchased for resale at CVI subsidiary CILCORP Energy Services Inc. increased significantly due to increased gas marketing sales.

Fuel for generation and purchased power was impacted in 2001 by $2.7 million of amortization related to the purchase accounting for an out-of-market coal contract.  This contract was settled during the fourth quarter of 2001 and the preacquistion contingency related to this contract was removed.

Depreciation and amortization decreased due to the Company’s January 1, 2002, adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  Accordingly, the Company has ceased goodwill amortization which was approximately $7.7 million in the first half of 2001.  See related discussion in Note 5 to the Consolidated Financial Statements.

Interest expense decreased for the six months ended June 30, 2002, due to the retirement of CILCORP’s medium-term notes in 2001 and lower short-term debt in 2002.  This decrease was partially offset by interest on deferred compensation arrangements for two former officers.

The income tax benefit did not change significantly when comparing the 2002 results to the 2001 results for each period, even though the pretax loss was less in the 2002 periods.  This is due to the elimination of goodwill amortization following the adoption of SFAS 142.  Goodwill amortization is not deductible for tax purposes.

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

Loss from operations of discontinued businesses, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
QST Enterprises, net of tax of $(3) and $(8)	$(3)	$—	$(12)	$—
	$(3)	$—	$(12)	$—

QST Enterprises’ financial results for the quarter and six months ended June 30, 2002, were in excess of the discontinued operations provision and are shown as losses for those periods.  The results for the periods ended June 30, 2001, were applied against the discontinued operations provision, resulting in no net income or loss.

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

CILCORP Inc.
(Registrant)

Date August 9, 2002
/s/ L. M. Lee
President

Date August 9, 2002
/s/ T. S. Romanowski
Chief Financial Officer And Treasurer

CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

Date August 9, 2002
/s/ L. M. Lee
Chief Executive Officer

Date August 9, 2002
/s/ T. S. Romanowski
Chief Financial Officer And Treasurer

STATEMENT OF PRESIDENT UNDER 18 U.S.C. § 1350

In connection with the filing of the Quarterly Report of CILCORP Inc. on Form 10-Q for the period ending June 30, 2002 (the Report), I, Leonard M. Lee, the president of CILCORP Inc., certify pursuant to section 1350 of chapter 63 of title 18 of the United States Code that:

(i)            the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CILCORP Inc.

/s/ Leonard M. Lee
President

Date:  August 9, 2002

STATEMENT OF CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. § 1350

In connection with the filing of the Quarterly Report of CILCORP Inc. on Form 10-Q for the period ending June 30, 2002 (the Report), I, Thomas S. Romanowski, the chief financial officer of CILCORP Inc., certify pursuant to section 1350 of chapter 63 of title 18 of the United States Code that:

(i)            the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of CILCORP Inc.

/s/ Thomas S. Romanowski
Chief Financial Officer

Date:  August 9, 2002

STATEMENT OF CHIEF EXECUTIVE OFFICER UNDER 18 U.S.C. § 1350

In connection with the filing of the Quarterly Report of Central Illinois Light Company on Form 10-Q for the period ending June 30, 2002 (the Report), I, Leonard M. Lee, the chief executive officer of Central Illinois Light Company, certify pursuant to section 1350 of chapter 63 of title 18 of the United States Code that:

(i)            the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Light Company.

/s/ Leonard M. Lee
Chief Executive Officer

Date:  August 9, 2002

STATEMENT OF CHIEF FINANCIAL OFFICER UNDER 18 U.S.C. § 1350

In connection with the filing of the Quarterly Report of Central Illinois Light Company on Form 10-Q for the period ending June 30, 2002 (the Report), I, Thomas S. Romanowski, the chief financial officer of Central Illinois Light Company, certify pursuant to section 1350 of chapter 63 of title 18 of the United States Code that:

(i)            the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

(ii)           the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Central Illinois Light Company.

/s/ Thomas S. Romanowski
Chief Financial Officer

Date:  August 9, 2002