Form 10-Q
period 2002-09-30
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2002-11-08
CIK 762129, 18651

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

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

Yes   ☒                        No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

CILCORP Inc.	Common stock, no par value,
	shares outstanding and privately
	held by The AES Corporation
	at September 30, 2002	1,000

CENTRAL ILLINOIS LIGHT COMPANY
	Common stock, no par value,
	shares outstanding and privately
	held by CILCORP Inc. at September 30, 2002	13,563,871

CILCORP INC.

AND

 CENTRAL ILLINOIS LIGHT COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CILCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

and Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue:
CILCO Electric	$126,099	$123,712	$304,868	$305,011
CILCO Gas	24,762	21,801	142,961	222,496
CILCO Other	40,902	36,731	91,135	76,015
Other businesses	9,971	14,359	39,998	39,844
Total	201,734	196,603	578,962	643,366
Operating expenses:
Cost of fuel and purchased power	70,467	80,276	181,701	182,073
Cost of gas	20,581	17,859	118,731	191,958
Other operations and maintenance	30,351	28,527	100,061	93,309
Depreciation and amortization	18,204	21,392	54,251	64,302
Taxes, other than income taxes	9,924	9,442	30,925	31,147
Total	149,527	157,496	485,669	562,789
Fixed charges and other:
Interest expense	16,616	17,229	49,470	52,895
Preferred stock dividends of subsidiary	540	540	1,619	1,619
Allowance for funds used during construction	(384)	(14)	(1,031)	(58)
Other	(53)	332	614	950
Total	16,719	18,087	50,672	55,406
Income from continuing operations before income taxes	35,488	21,020	42,621	25,171
Income taxes	12,812	9,409	13,810	12,645
Income from continuing operations	22,676	11,611	28,811	12,526
Loss from operations of discontinued businesses, net of tax of $(3), $(2,813), $(11) and $(2,813)	(4)	(4,278)	(16)	(4,278)
Net income	$22,672	$7,333	$28,795	$8,248

Other comprehensive income (loss)	606	(5,828)	5,630	(12,697)
Comprehensive income (loss)	$23,278	$1,505	$34,425	$(4,449)

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current Assets:
Cash and Temporary Cash Investments	$56,760	$18,312
Receivables, Less Allowance for Uncollectible Accounts of $2,067 and $1,800	58,591	47,610
Accrued Unbilled Revenue	24,587	40,265
Fuel, at Average Cost	13,896	18,068
Materials and Supplies, at Average Cost	18,130	17,273
Gas in Underground Storage, at Average Cost	27,128	27,067
FAC Underrecoveries	1,255	1,255
PGA Underrecoveries	2,379	3,236
Prepayments and Other	15,646	20,533
Total Current Assets	218,372	193,619
Investments and Other Property:
Investment in Leveraged Leases	134,257	135,504
Other Investments	17,424	19,285
Total Investments and Other Property	151,681	154,789
Property, Plant and Equipment:
Utility Plant, at Original Cost
Electric	728,738	716,857
Gas	240,250	233,278
	968,988	950,135
Less-Accumulated Provision for Depreciation	170,534	126,502
	798,454	823,633
Construction Work in Progress	102,288	34,340
Other, Net of Depreciation	22	14
Total Property, Plant and Equipment	900,764	857,987
Other Assets:
Goodwill, Net of Accumulated Amortization of $33,753	579,211	579,211
Other	27,578	26,092
Total Other Assets	606,789	605,303

Total Assets	$1,877,606	$1,811,698

See Notes to Consolidated Financial Statements.

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Current Portion of Long-Term Debt	$26,750	$1,400
Notes Payable	—	63,000
Accounts Payable	60,697	75,644
Accrued Taxes	23,022	14,879
Accrued Interest	25,206	18,392
Other	5,191	18,281
Total Current Liabilities	140,866	191,596
Long-Term Debt	791,016	717,730
Deferred Credits and Other Liabilities:
Deferred Income Taxes	213,660	202,822
Regulatory Liability of Regulated Subsidiary	34,418	45,377
Deferred Investment Tax Credit	13,357	14,553
Other	93,632	83,388
Total Deferred Credits and Other Liabilities	355,067	346,140
Preferred Stock of Subsidiary Without Mandatory Redemption	19,120	19,120
Preferred Stock of Subsidiary With Mandatory Redemption	22,000	22,000
Total Preferred Stock of Subsidiary	41,120	41,120
Stockholder’s Equity:
Common Stock, No Par Value; Authorized 10,000 Outstanding 1,000	—	—
Additional Paid-in Capital	518,833	518,833
Retained Earnings	39,100	10,305
Accumulated Other Comprehensive Loss	(8,396)	(14,026)
Total Stockholder’s Equity	549,537	515,112
Total Liabilities and Stockholder’s Equity	$1,877,606	$1,811,698

See Notes to Consolidated Financial Statements.

CILCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Income from continuing operations before preferred dividends of subsidiary	$30,430	$14,145
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash lease income and investment income	(2,740)	(3,055)
Out-of-market coal contract liability adjustment	—	(28,574)
QST litigation settlement	—	(4,500)
Non-cash FAC refund	—	(4,045)
Intangible items	—	3,966
Other non-cash items	—	(89)
Cash receipts in excess of debt service on leases	5,128	7,923
Depreciation and amortization	54,251	64,302
Deferred income taxes, investment tax credit and regulatory liability of subsidiary, net	5,533	(2,598)
Changes in operating assets and liabilities:
Decrease in accounts receivable and accrued unbilled revenue	4,682	55,121
Decrease (increase) in inventories	3,254	(6,266)
Decrease in accounts payable	(14,947)	(29,153)
Increase (decrease) in accrued taxes	8,152	(4,151)
Decrease (increase) in other assets	6,214	(9,710)
Increase in other liabilities	2,017	30,520
Total adjustments	71,544	69,691
Net cash provided by operating activities from continuing operations	101,974	83,836
Net cash (used in) provided by operating activities of discontinued operations	(11)	6,033
Cash flows from operations	101,963	89,869
Cash flows from investing activities:
Additions to plant	(95,803)	(38,513)
Cost of equity funds capitalized	(14)	—
Other	(1,679)	(457)
Net cash used in investing activities of continuing operations	(97,496)	(38,970)
Net cash used by investing activities from discontinued operations	—	—
Cash flows from investing activities	(97,496)	(38,970)

Cash flows from financing activities:

Net decrease in short-term debt	(63,000)	(20,300)
Long-term debt issued	100,000	—
Long-term debt retired	(1,400)	(8,500)
Common dividends paid	—	(15,000)
Subsidiary preferred dividends paid	(1,619)	(1,619)
Net cash provided by (used in) financing activities of continuing operations	33,981	(45,419)

Net cash used in financing activities of discontinued operations	—	(6,000)
Cash flows from financing activities	33,981	(51,419)
Net increase (decrease) in cash and temporary cash investments	38,448	(520)
Cash and temporary cash investments at beginning of year	18,312	11,743
Cash and temporary cash investments at September 30	$56,760	$11,223

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest	$44,483	$48,729

Income taxes	$5,393	$9,810

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Statements of Income

And Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating revenue:
Electric	$126,099	$123,712	$304,868	$305,011
Gas	24,762	21,801	142,961	222,496
Total operating revenues	150,861	145,513	447,829	527,507
Operating expenses:
Cost of fuel	28,323	54,683	74,648	108,647
Cost of gas	12,050	9,803	84,022	162,299
Purchased power	16,658	15,670	40,705	35,329
Other operations and maintenance	28,163	26,974	95,026	89,448
Depreciation and amortization	17,849	17,173	53,194	51,642
Income taxes	12,467	2,368	20,122	12,312
Other taxes	9,903	9,415	30,811	31,074
Total operating expenses	125,413	136,086	398,528	490,751
Operating income	25,448	9,427	49,301	36,756
Other income and deductions:
Cost of equity funds capitalized	14	—	14	—
Company-owned life insurance, net	53	(332)	(614)	(950)
Other, net	8,466	1,792	13,854	7,077
Total other income and (deductions)	8,533	1,460	13,254	6,127
Interest expense:
Interest on long-term debt	5,135	4,642	13,889	13,299
Cost of borrowed funds capitalized	(370)	(14)	(1,017)	(58)
Other	680	1,121	2,709	4,599
Total interest expense	5,445	5,749	15,581	17,840
Net income before preferred dividends	28,536	5,138	46,974	25,043
Dividends on preferred stock	540	540	1,619	1,619
Net income available for common stock	27,996	4,598	45,355	23,424

Other comprehensive income (loss)	606	(5,828)	5,630	(12,697)
Comprehensive income (loss)	$28,602	$(1,230)	$50,985	$10,727

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Balance Sheets

(In thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Utility Plant, At Original Cost:
Electric	$1,338,112	$1,326,231
Gas	464,137	457,165
	1,802,249	1,783,396
Less-Accumulated Provision for Depreciation	1,028,012	985,045
	774,237	798,351
Construction Work in Progress	102,288	34,340
Total Utility Plant	876,525	832,691
Other Property and Investments:
Cash Surrender Value of Company-owned Life Insurance (Net of Related Policy Loans of $69,523 and $65,314)	3,442	3,920
Other	1,050	1,133
Total Other Property and Investments	4,492	5,053
Current Assets:
Cash and Temporary Cash Investments	40,348	12,584
Receivables, Less Allowance for Uncollectible Accounts of $2,067 and $1,800	57,477	49,375
Accrued Unbilled Revenue	22,291	34,067
Fuel, at Average Cost	13,896	18,068
Materials and Supplies, at Average Cost	16,752	15,849
Gas in Underground Storage, at Average Cost	27,128	27,067
Prepaid Taxes	9,583	9,007
FAC Underrecoveries	1,255	1,255
PGA Underrecoveries	2,379	3,236
Other	15,605	20,475
Total Current Assets	206,714	190,983
Deferred Debits:
Unamortized Loss on Reacquired Debt	2,266	2,448
Unamortized Debt Expense	1,668	1,305
Intangible Pension Asset	168	168
Other	10,934	9,065
Total Deferred Debits	15,036	12,986
Total Assets	$1,102,767	$1,041,713

See Notes to Consolidated Financial Statements.

	September 30, 2002	December 31, 2001
	(Unaudited)
CAPITALIZATION AND LIABILITIES

Capitalization:
Common Stockholder’s Equity:
Common Stock, No Par Value; Authorized 20,000,000 Shares; Outstanding 13,563,871 Shares	$185,661	$185,661
Additional Paid-in Capital	52,000	52,000
Retained Earnings	125,400	108,045
Accumulated Other Comprehensive Loss	(175)	(5,805)
Total Common Stockholder’s Equity	362,886	339,901

Preferred Stock Without Mandatory Redemption	19,120	19,120
Preferred Stock With Mandatory Redemption	22,000	22,000
Long-term Debt	316,017	242,730
Total Capitalization	720,023	623,751
Current Liabilities:
Current Maturities of Long-Term Debt	26,750	1,400
Notes Payable	—	43,000
Accounts Payable	55,828	81,140
Accrued Taxes	42,805	28,862
Accrued Interest	5,177	9,143
Other	5,191	18,281
Total Current Liabilities	135,751	181,826
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes	103,396	92,428
Regulatory Liability	34,418	45,377
Investment Tax Credits	13,357	14,553
Other	95,822	83,778
Total Deferred Liabilities and Credits	246,993	236,136
Total Capitalization and Liabilities	$1,102,767	$1,041,713

See Notes to Consolidated Financial Statements.

CENTRAL ILLINOIS LIGHT COMPANY

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income before preferred dividends	$46,974	$25,043

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,194	51,642
Deferred income taxes, investment tax credit and regulatory liability, net	5,663	(16,597)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,102)	(8,202)
Decrease (increase) in fuel, materials and supplies, and gas in underground storage	3,208	(4,810)
Decrease in accrued unbilled revenue	11,776	46,810
Decrease in accounts payable	(25,312)	(27,619)
Increase (decrease) in accrued taxes and interest	9,977	(3,981)
Capital lease payments	484	484
Decrease (increase) in other current assets	7,540	(7,838)
(Decrease) increase in other current liabilities	(7,460)	9,727
Increase in other non-current assets	(2,483)	(819)
Increase in other non-current liabilities	4,787	17,178
Net cash provided by operating activities	100,246	81,018
Cash flows from investing activities:
Capital expenditures	(95,803)	(38,513)
Cost of equity funds capitalized	(14)	—
Other	(2,162)	(1,788)
Net cash used in investing activities	(97,979)	(40,301)
Cash flows from financing activities:
Common dividends paid	(28,000)	(30,000)
Preferred dividends paid	(1,619)	(1,619)
Payments on capital lease obligation	(484)	(484)
Decrease in short-term borrowing	(43,000)	(9,300)
Long-term debt issued	100,000	—
Long-term debt retired	(1,400)	—
Net cash provided by (used in) financing activities	25,497	(41,403)
Net increase (decrease) in cash and temporary cash investments	27,764	(686)

Cash and temporary cash investments at beginning of year	12,584	8,777
Cash and temporary cash investments at September 30	$40,348	$8,091

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest (net of cost of borrowed funds capitalized)	$24,017	$23,963

Income taxes	$14,605	$22,547

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

Three Months Ended September 30, 2002

(In thousands)

(Unaudited)

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total

Revenues	$126,099	$24,762	$40,730	$9,948	$—	$201,539
Interest income	—	—	172	23	—	195

Total

126,099

24,762

40,902

9,971

201,734

Operating expenses	73,692	21,405	26,996	9,230	—	131,323
Depreciation and amortization	12,240	5,609	—	355	—	18,204
Total	85,932	27,014	26,996	9,585		149,527
Interest expense	4,261	1,554	—	10,801	—	16,616
Preferred stock dividends	—	—	540	—	—	540
Fixed charges and other expenses	(384)	—	(53)	—	—	(437)
Total	3,877	1,554	487	10,801	—	16,719
Income (loss) from continuing oper. before income taxes	36,290	(3,806)	13,419	(10,415)	—	35,488
Income taxes	13,873	(1,501)	5,535	(5,095)	—	12,812
Income (loss) from continuing oper.	22,417	(2,305)	7,884	(5,320)	—	22,676
Effect of discontinued oper.	—	—	—	—	(4)	(4)
Segment net income (loss)	$22,417	$(2,305)	$7,884	$(5,320)	$(4)	$22,672

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

Three Months Ended September 30, 2001

(In thousands)

(Unaudited)

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total

Revenues	$123,712	$21,801	$36,429	$14,291	$—	$196,233
Interest income	—	—	302	68	—	370

Total

123,712

21,801

36,731

14,359

—

196,603

Operating expenses	97,467	19,078	34,599	(15,040)	—	136,104
Depreciation and amortization	11,721	5,452	—	4,219	—	21,392
Total	109,188	24,530	34,599	(10,821)	—	157,496
Interest expense	4,115	1,648	—	11,466	—	17,229
Preferred stock dividends	—	—	540	—	—	540
Fixed charges and other expenses	(14)	—	332	—	—	318
Total	4,101	1,648	872	11,466	—	18,087
Income (loss) from continuing oper. before income taxes	10,423	(4,377)	1,260	13,714	—	21,020
Income taxes	4,100	(1,732)	340	6,701	—	9,409
Income (loss) from continuing oper.	6,323	(2,645)	920	7,013	—	11,611
Effect of discont. operations	—	—	—	—	(4,278)	(4,278)
Segment net income (loss)	$6,323	$(2,645)	$920	$7,013	$(4,278)	$7,333

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

Nine Months Ended September 30, 2002

(In thousands)

(Unaudited)

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total

Revenues	$304,868	$142,961	$90,917	$39,669	$—	$578,415
Interest income	—	—	218	329	—	547
Total	304,868	142,961	91,135	39,998	—	578,962
Operating expenses	207,183	118,029	70,096	36,110	—	431,418
Depreciation and amortization	36,381	16,813	—	1,057	—	54,251
Total	243,564	134,842	70,096	37,167	—	485,669
Interest expense	12,100	4,498	—	32,872	—	49,470
Preferred stock dividends	—	—	1,619	—	—	1,619
Fixed charges and other expenses	(1,031)	—	614	—	—	(417)
Total	11,069	4,498	2,233	32,872	—	50,672
Income (loss) from continuing oper. before income taxes	50,235	3,621	18,806	(30,041)	—	42,621
Income taxes	18,548	1,479	7,280	(13,497)	—	13,810
Income (loss) from continuing oper.	31,687	2,142	11,526	(16,544)	—	28,811
Effect of discontinued oper.	—	—	—	—	(16)	(16)
Segment net income (loss)	$31,687	$2,142	$11,526	$(16,544)	$(16)	$28,795

See Notes to Consolidated Financial Statements.

CILCORP Inc. and Subsidiaries

Statements of Segments of Business

Nine Months Ended September 30, 2001

(In thousands)

(Unaudited)

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Discont. Oper.	Total

Revenues	$305,011	$222,496	$75,433	$39,621	$—	$642,561
Interest income	—	—	582	223	—	805
Total	305,011	222,496	76,015	39,844	—	643,366
Operating expenses	231,803	194,994	66,888	4,802	—	498,487
Depreciation and amortization	35,245	16,397	—	12,660	—	64,302
Total	267,048	211,391	66,888	17,462	—	562,789
Interest expense	12,779	5,119	—	34,997	—	52,895
Preferred stock dividends	—	—	1,619	—	—	1,619
Fixed charges and other expenses	(58)	—	950	—	—	892
Total	12,721	5,119	2,569	34,997	—	55,406
Income (loss) from cont. oper. before income taxes	25,242	5,986	6,558	(12,615)	—	25,171
Income taxes	9,919	2,393	2,050	(1,717)	—	12,645
Income (loss) from continuing oper.	15,323	3,593	4,508	(10,898)	—	12,526
Effect of discont. operations	—	—	—	—	(4,278)	(4,278)
Segment net income (loss)	$15,323	$3,593	$4,508	$(10,898)	$(4,278)	$8,248

See Notes to Consolidated Financial Statements.

CILCORP INC. AND CENTRAL ILLINOIS LIGHT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.   Introduction

CILCORP Inc. (CILCORP or the Holding Company) is a wholly-owned subsidiary of The AES Corporation (AES).  The consolidated financial statements include the accounts of CILCORP, Central Illinois Light Company (CILCO), QST Enterprises Inc. (QST) and its subsidiaries, QST Energy Inc. (QST Energy), and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP’s other subsidiaries (collectively, the Company), after elimination of significant intercompany transactions.  The consolidated financial statements of CILCO include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company, CILCO Energy Corporation, and Central Illinois Generation, Inc.  CILCORP owns 100% of the common stock of its first-tier subsidiaries.  In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc. - see Management’s Discussion and Analysis) were discontinued and, therefore, are being reported as discontinued operations in the financial statements.  Prior year amounts have been reclassified on a basis consistent with the 2002 presentation.

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

NOTE 3.   Accounting for Price Risk Management Activities

The Company utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk.  Since January 1, 2001, all derivative transactions have been accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Transactions and Hedging Activities” (SFAS 133), as interpreted and amended.  SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value.  Changes in the derivative’s fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met.  All of the Company’s derivatives qualify as cash flow hedges.  Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings.  In addition, under SFAS 133, any ineffective portion of the gain or loss is recognized in earnings immediately.  All of the Company’s cash flow hedges are highly effective, and therefore, because any ineffectiveness is immaterial, all gains and losses have been recorded in OCI until the hedged transaction affects earnings.  If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized in earnings.  If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

Gains/losses on derivatives that hedge non-regulated activities are reflected in operating results when the hedged commitments are recognized.  The net gain reflected in operating results from derivative financial instruments for non-regulated activities for the quarter ended September 30, 2002, was $0.3 million for natural gas (included in Gas Purchased for Resale).  The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI.  The open derivative positions are then marked-to-market through OCI.  The net effect of these adjustments was to record an after-tax gain in OCI in the amount of $0.6 million for the quarter ended September 30, 2002.  The after-tax balance in OCI associated with these open derivative positions and unrealized gains on settled positions at September 30, 2002, was a gain of $0.9 million.  The corresponding asset is reflected on the balance sheet in prepayments and other.  The portion of OCI for open positions reflects hedges of natural gas sales of 2,280,000 MMBtu for commitments through February 2004.  Approximately $0.9 million of OCI related to derivative financial instruments as of September 30, 2002, is expected to be recognized as an increase to operating earnings over the next twelve months based on market prices as of September 30, 2002.  The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

Beginning in March 2002, the Company is hedging its anticipated summer injections into storage fields utilizing collars (a combination of a put option and a call option) and futures to hedge the cost for customers charged the Purchased Gas Adjustment (PGA).  In May 2002, the Company implemented a winter 2002-2003 hedging strategy related to regulated gas activities.  This strategy also utilizes collars and futures to help protect customers from large price fluctuations.  Gains and losses on PGA-related positions are being recorded as regulatory assets or liabilities in accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71).  For the quarter ended September 30, 2002, a mark-to-market gain of $0.9 million was recorded in the regulatory liability for all PGA-related derivatives, bringing the regulatory liability to $0.9 million.  The corresponding asset is reflected on the balance sheet in prepayments and other.  This reflects hedges of natural gas sales of 500,000 MMBtu for commitments through March 2003.

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

NOTE 4.   Other Comprehensive Income

Rollforward of Accumulated Other Comprehensive Income -

CILCORP Inc.

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive income (loss) - June 30, 2002 balance	$(9,333)	$331	$(9,002)

Other comprehensive income -
Pension	—	—	—
SFAS 133	—	606	606
Accumulated other comprehensive income (loss) - September 30, 2002 balance	$(9,333)	$937	$(8,396)

Rollforward of Accumulated Other Comprehensive Income -

Central Illinois Light Company

	Pension	SFAS 133	Total
	(In thousands)

Accumulated other comprehensive income (loss) - June 30, 2002 balance	$(1,112)	$331	$(781)

Other comprehensive income -
Pension	—	—	—
SFAS 133	—	606	606
Accumulated other comprehensive income (loss) - September 30, 2002 balance	$(1,112)	$937	$(175)

NOTE 5.   Impact of Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), and Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  The provisions of SFAS 142 were required to be applied starting with fiscal years beginning after December 15, 2001.  The Company adopted SFAS 142 on January 1, 2002, and, as a result, annual goodwill amortization of approximately $15.3 million has ceased.  Net income would have been $11.2 million and $19.8 million for the quarter and nine months ended September 30, 2001, respectively, had CILCORP discontinued the amortization of goodwill effective January 1, 2001.  The initial impairment assessment has been performed, utilizing the requirements of SFAS 142, and the Company has determined that its fair value exceeds its carrying value and therefore, goodwill for the Company is considered not impaired.  The Company has identified the following four reporting units under the provisions of SFAS 142:  CILCO Electric, CILCO Gas, CILCO Other and Other Businesses.  The Company has completed the allocation of goodwill to the reporting units as follows:

	CILCO Electric	CILCO Gas	CILCO Other	Other Businesses	Total

	(In thousands)
	(Unaudited)

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146).  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Emerging Issues Task Force (EITF) Issue No. 02-03 - Issues Involved in Accounting for Contracts Under EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-03).  In June 2002, the EITF reached a consensus on Issue 1 of EITF 02-03 (consensus).  The key requirements are that all gains and losses on energy trading contracts and related physical transactions must be shown net in the income statement.  The gross transaction volumes for those energy trading contracts that are physically settled must be disclosed in the notes to the financial statements.  The consensus is effective for financial statements issued for periods ending after July 15, 2002.

The Company currently accounts for all its non-regulated power and gas marketing activities at gross in the Consolidated Statements of Income.  The Company has reviewed all its current power and gas marketing contracts and all contracts closed in prior periods and identified no trading contracts subject to EITF 02-03 or EITF Issue No. 98-10, “Accounting for Contracts Involved in Energy Trading and Risk Management Activities”.

NOTE 6.   Additional Minimum Pension Liability

At December 31 of each year, the Company reviews each pension plan to determine if the plans’ accumulated benefit obligations exceed the fair value of the plan assets.  If the accumulated benefit obligations exceed the fair value of the plan assets, an additional minimum pension liability is recorded on the balance sheet, with a corresponding charge to other comprehensive income.  Downturns in the stock market affect the value of the pension assets, and accordingly, the additional minimum pension liability at December 31, 2002, may be a material amount.

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

Some important factors could cause actual results or outcomes to differ materially from those expressed or implied in MD&A.  The business and profitability of CILCORP and its subsidiaries are influenced by economic and geographic factors, including ongoing changes in environmental laws and weather conditions; the extent and pace of development of competition for retail and wholesale energy customers; changes in technology; changes in company-wide operation and plant availability compared to historical performance and changes in historical operating cost structure, including changes in various costs and expenses; pricing and transportation of commodities; market supply and demand for energy and energy derivative financial instruments; inflation; capital market conditions; and environmental protection and compliance costs.  Prevailing governmental policies, statutory changes, and regulatory actions with respect to rates, tariffs, industry structure and recovery of various costs incurred by CILCO in the course of its business and increasing wholesale and retail competition in the electric and gas business affect its earnings.  In addition, actual results or outcomes could differ materially from those expressed or implied in MD&A due to the announced transaction, concluded or not, by CILCORP’s sole shareholder, The AES Corporation, to sell its ownership interest in CILCORP and its subsidiaries to Ameren Corporation.  All such factors are difficult to predict, contain uncertainties that may materially affect actual results and, to a significant degree, are beyond the control of CILCORP and its subsidiaries.  CILCORP and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, assumptions or other factors.

Capital Resources & Liquidity

The Company believes that internal and external sources of capital which are or are expected to be available will be adequate to fund its capital expenditures, pay its financial obligations, meet working capital needs and retire or refinance debt as it matures.

CILCORP

CILCORP (the Holding Company) is currently authorized by its Board of Directors to borrow up to $60 million on a short-term basis.  At September 30, 2002, the Holding Company had no short-term debt outstanding.

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

At December 31 of each year, the Company reviews each pension plan to determine if the plans’ accumulated benefit obligations exceed the fair value of the plan assets.  If the accumulated benefit obligations exceed the fair value of the plan assets, an additional minimum pension liability is recorded on the balance sheet, with a corresponding charge to other comprehensive income.  Downturns in the stock market affect the value of the pension assets, and accordingly, the additional minimum pension liability at December 31, 2002, may be a material amount.

CILCO

Capital expenditures totaled $96.1 million for the nine months ended September 30, 2002.  Capital expenditures are anticipated to be approximately $38.9  million for the remainder of 2002 and are currently estimated to be approximately $80.2 million in 2003.  The increase in capital expenditures in 2002 and 2003 over 2001 relates primarily to the installation of nitrogen oxide (NOx) reduction equipment at the Edwards and Duck Creek generating stations.

CILCO is currently authorized by its Board of Directors to issue up to $150 million of short–term debt, but had no short-term debt at September 30, 2002.  At September 30, 2002, committed bank lines of credit totaled $90  million, all of which were unused.  A $30 million bank line expires in the fourth quarter of 2002, with the remaining lines expiring in 2003.  CILCO has not determined if it will renew or replace the $30 million bank line.  CILCO plans to finance its 2002 and 2003 capital expenditures with funds provided by operations, short-term debt and long-term debt.  In June 2002, CILCO obtained a two-year $100 million senior secured term loan.  The proceeds of the borrowings were used to reduce short-term debt, and will be used to refund medium-term notes maturing in 2003 and for general corporate purposes.  The loan is secured by a first mortgage on substantially all of CILCO’s property and has a variable interest rate.  The average interest rate on this term loan is currently 2.98%.  Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries (see Competition).

CIM

At September 30, 2002, CIM had outstanding debt of $12.6 million, borrowed from CILCORP.

CVI

At September 30, 2002, CVI had outstanding debt of $4.8 million, borrowed from CILCORP.

Competition

CILCO, as a regulated public utility, has an obligation to provide electricity and natural gas to retail customers within its defined service territory; thus, CILCO has not generally been in competition with other energy suppliers for retail electric or gas customers in these areas.  However, the passage of the Electric Service Customer Choice and Rate Relief Law of 1997 (Customer Choice Law) began a transition process to a fully competitive retail market for electricity in Illinois.  During the mandatory transition period, electric utilities are prohibited from increasing base rates, unless the electric utility demonstrates that its 2-year average earned rate of return is below the 2-year average of the monthly average yield of the U.S. Treasury long-term bond index.  The initial mandatory transition period ends on January 1, 2005.  Recently enacted legislation extends this rate freeze and transition period to January 1, 2007.  For CILCO, this extension is applicable, provided that Ameren Corporation’s acquisition of CILCORP and its subsidiaries closes.  Electricity and natural gas also compete with other forms and sources of energy available to customers.  For example, within the City of Springfield, CILCO’s natural gas business competes with the City’s municipal electric system to provide customer energy needs.

Primarily as a result of the Customer Choice Law, the electric industry in Illinois will change significantly during the coming years at both the wholesale and retail levels.  As of December 31, 2000, all non-residential customers had the ability to choose their electric supplier.  Residential electric customers were able to choose their electric supplier as of May 1, 2002.

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

The Customer Choice Law also requires electric base rate reductions that vary by utility.  CILCO reduced its residential base rates by 2% in August 1998, by 2% in October 2000, and by an additional 1% in October 2002.  Also, CILCO’s return on common equity will, in general, be capped (the Equity Cap) at an index (a 12-month average yield for long-term U.S. Treasury bonds plus 8% for calendar years 1998 and 1999 and a 12 month-average yield for long-term U.S. Treasury bonds plus 9% for calendar years 2000 through 2004) plus 1.5 percentage points.  The Equity Cap was 16.1% in 2001, 16.6% in 2000, and 15.1% in 1999.  If CILCO’s two-year average return on common equity exceeds the two-year average of the Equity Cap, fifty percent of the earnings in excess of the average Equity Cap must be refunded to customers in the following year.

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

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi-year contracts with targeted customers representing approximately 45% of total 2001 electric kWh sales to non-residential customers.  These contracts, most of which expire in 2004, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.  In 2002, CILCO has been negotiating new contracts with targeted at-risk customers who are currently being served under bundled tariff rates.  For those contracts expiring in 2002, CILCO has been negotiating contract extensions with selected customers.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted.  As a result, management cannot predict the ultimate impact that the Customer Choice Law will have on CILCORP’s financial position or results of operation, but the effect could be significant.  However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements.  As of September 30, 2002, all electric customers eligible for choice continue to purchase their electricity supply from CILCO, other than those who self-generate.  As of September 30, 2002, CILCO has contracts totaling approximately 2.6 million megawatt hours of retail load outside of its service territory for 2002.  CILCO will supply these new customers by primarily purchasing electricity from other suppliers.  CILCO has made the necessary firm supply and transmission arrangements to meet customer requirements.

Results of Operations

CILCO Electric Operations

The following table summarizes the components of CILCO electric income for the three months and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Electric Income	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Electric retail	$122,683	$118,634	$296,989	$291,530
Sales for resale	3,416	5,078	7,879	13,481
Total revenue	126,099	123,712	304,868	305,011
Cost of sales:
Cost of fuel	28,323	54,683	74,648	108,647
Purchased power	16,658	15,670	40,705	35,329
Revenue taxes	6,020	5,506	15,443	15,053
Total cost of sales	51,001	75,859	130,796	159,029
Gross margin	75,098	47,853	174,072	145,982
Operating expenses:
Other operations and maintenance	20,397	19,258	69,176	65,586
Depreciation and amortization	12,240	11,721	36,381	35,245
Other taxes	2,294	2,350	7,211	7,188
Total operating expenses	34,931	33,329	112,768	108,019
Total	40,167	14,524	61,304	37,963
Fixed charges and other:
Cost of equity funds capitalized	(14)	—	(14)	—
Interest on long-term debt	3,761	3,314	10,125	9,495
Cost of borrowed funds capitalized	(370)	(14)	(1,017)	(58)
Other interest	500	801	1,975	3,284
Total	3,877	4,101	11,069	12,721
Income before income taxes	36,290	10,423	50,235	25,242
Income taxes	13,873	4,100	18,548	9,919
Electric income	$22,417	$6,323	$31,687	$15,323

Electric gross margin increased 57% for the quarter and 19% for the nine months ended September 30, 2002, compared to the same periods in 2001, primarily as a result of a Fuel Adjustment Clause (FAC) settlement agreement in the third quarter of 2001 between the Company and the Illinois Commerce Commission (ICC).  In its order dated August 21, 2001, the ICC approved the agreement requiring the Company to refund $17.8 million related to the 1999 FAC reconciliation and $2.6 million related to the 2000 FAC reconciliation.  Increased residential sales also contributed to the increase in electric gross margin for the quarter and nine months ended September 30, 2002.  In the first quarter of 2002, CILCO also received a payment discount in conjunction with the termination of an out-of-market long-term coal contract.  The discount reduced cost of fuel by $0.8 million for the first quarter of 2002.  On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the ICC ordered changes in CILCO’s calculation of allowable fuel costs applicable to sales subject to the FAC.  These changes revised the allocation of generated and purchased power between regulated and non-regulated sales.  As a result of this order, the regulated sales margin decreased and the non-regulated sales margin increased for January through March 2001.  On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts.  The emergency rule restored the previous calculation method for off-system non-regulated sales.  On July 25, 2001, the ICC entered a final order, amending the emergency rule by changing the method for allocating fuel costs to non-regulated sales within CILCO’s service territory.

Retail sales volumes increased 7% for the quarter and 2% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Residential sales increased 13% for the quarter and 7% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Commercial sales increased 6% for the quarter and 2% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Industrial sales increased 2% for the quarter and decreased 2% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Cooling degree days were 22% higher for the quarter and nine months ended September 30, 2002, compared to the same periods in 2001.

Sales for resale decreased 33% for the quarter and 42% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO’s available capacity for bulk power sales and the price of power available for sale.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting electric sales in the near term.  CILCO’s electric sales will also be affected in the long term by deregulation and increased competition in the electric utility industry.

The cost of fuel decreased 48% for the quarter and 31% for the nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to the FAC settlement with the ICC in 2001.  Additionally, CILCO renegotiated a long-term coal supply contract in late 2001 which resulted in lower coal costs in 2002.  Purchased power increased 6% and 15% for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001.

Electric operation and maintenance expense increased 6% for the quarter and 5% for the nine months ended September 30, 2002, compared to the same periods in 2001.  The increase was mainly due to increased costs for pension, other post-employment benefits and tree trimming, partially offset by lower uncollectible accounts expense.  Also contributing to the unfavorable variance for the nine months ended September 30, 2002, were expenses incurred as the result of an ice storm in the first quarter of 2002.

Fixed charges and other expenses decreased 5% for the quarter and 13% for the nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to decreased short-term borrowings and increased capitalized interest related to NOx reduction projects at the power plants.

Income tax expense increased for the quarter and for the nine months ended September 30, 2002, compared to the same periods in 2001, due to increases in income before income taxes.

CILCO Gas Operations

The following table summarizes the components of CILCO gas income for the three months and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Gas Income	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Sale of gas	$23,386	$20,423	$138,429	$218,387
Transportation services	1,376	1,378	4,532	4,109
Total revenue	24,762	21,801	142,961	222,496
Cost of sales:
Cost of gas	12,050	9,803	84,022	162,299
Revenue taxes	989	987	6,421	7,126
Total cost of sales	13,039	10,790	90,443	169,425
Gross margin	11,723	11,011	52,518	53,071
Operating expenses:
Other operations and maintenance	7,766	7,716	25,850	23,862
Depreciation and amortization	5,609	5,452	16,813	16,397
Other taxes	600	572	1,736	1,707
Total operating expenses	13,975	13,740	44,399	41,966
Total	(2,252)	(2,729)	8,119	11,105
Fixed charges and other:
Interest on long-term debt	1,374	1,328	3,764	3,804
Other interest expense	180	320	734	1,315
Total	1,554	1,648	4,498	5,119
Income (loss) before income taxes	(3,806)	(4,377)	3,621	5,986
Income taxes	(1,501)	(1,732)	1,479	2,393
Gas income (loss)	$(2,305)	$(2,645)	$2,142	$3,593

Gas gross margin increased 6% for the quarter and decreased 1% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Residential sales volumes increased 2% for the quarter and decreased 1% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Commercial sales volumes increased 6% for the quarter and decreased 7% for the nine months ended September 30, 2002, compared to the same periods in 2001.  Heating degree days were 8% lower for the nine months ended September 30, 2002, compared to the same period in 2001.  Industrial sales volumes decreased 14% for the quarter and for the nine months ended September 30, 2002, compared to the same periods in 2001.

The overall level of business activity in CILCO’s service territory and weather conditions are expected to continue to be the primary factors affecting gas sales in the near term.  CILCO’s gas sales may also be affected by further deregulation at the retail level in the natural gas industry.

Revenue from gas transportation services remained relatively constant for the quarter and increased 10% for the nine months ended September 30, 2002, while gas transportation sales volumes increased 5% for the quarter and 17% for the nine months ended September 30, 2002, compared to the same periods in 2001.

The cost of gas increased 23% for the quarter and decreased 48% for the nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to fluctuations in natural gas prices.  These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operation and maintenance expense increased 1% for the quarter and 8% for the nine months ended September 30, 2002, compared to the same periods in 2001.  The increases were primarily due to increases in expenses for public liability claims, pension and other post-employment benefits, partially offset by decreased uncollectible accounts expense.

Fixed charges and other expenses decreased 6% for the quarter and 12% for the nine months ended September 30, 2002, compared to the same periods in 2001, mainly due to decreased short-term borrowings.

Income tax expense decreased for the nine months ended September 30, 2002, compared to the same period in 2001, due to a decrease in income before income taxes.

CILCO Other Operations

The following table summarizes CILCO’s Other income and deductions for the three months and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
Components of CILCO Other	2002	2001	2002	2001
	(In thousands)
	(Unaudited)

Revenue	$40,730	$36,429	$90,917	$75,433
Expense	(25,649)	(33,505)	(66,661)	(64,728)
Gross margin	15,081	2,924	24,256	10,705
Other income and deductions:
Interest income	172	302	218	582
Operating expenses	(1,347)	(1,094)	(3,384)	(2,160)
Other taxes	—	—	(51)	—
Preferred stock dividends	(540)	(540)	(1,619)	(1,619)
Other	53	(332)	(614)	(950)
Total other income and (deductions)	(1,662)	(1,664)	(5,450)	(4,147)
Income before income taxes	13,419	1,260	18,806	6,558
Income taxes	5,535	340	7,280	2,050
Other income	$7,884	$920	$11,526	$4,508

Gross margin increased $12.2 million for the quarter and $13.6 million for the nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to increased margin per MWh sold and to increased non-regulated electricity sales in Illinois outside of CILCO’s service territory.  The higher margin per MWh sold is not expected to continue beyond third quarter 2002 operating results.  These sales of electricity were to customers eligible to choose their energy supplier under the Customer Choice Law.

Operating expenses increased for the quarter and nine months ended September 30, 2002, compared to the same periods in 2001, primarily due to increased administrative and bad debt expenses for non-regulated sales.

Proceeds from company-owned life insurance in the third quarter of 2002 reduced other deductions by approximately $0.5 million for the quarter and nine months ended September 30, 2002, compared to the same periods in 2001.

Other Businesses Operations

The following table summarizes Other Businesses revenue and expenses for the three months and nine months ended September 30, 2002 and 2001.  Other Businesses results include income earned and expenses incurred at the Holding Company, CIM, CVI, and CILCORP Infraservices Inc.

Components of Other Businesses	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss)	2002	2001	2002	2001
	(In thousands)
	(Unaudited)
Revenue:
Leveraged lease revenue	$1,265	$1,326	$3,881	$4,065
Interest income	23	68	329	223
Gas marketing revenue	8,802	7,788	35,119	29,227
Other revenue (expense)	(119)	5,177	669	6,329
Total revenue	9,971	14,359	39,998	39,844
Expenses:
Gas purchased for resale	8,531	8,056	34,709	29,659
Fuel for generation and purchased power	—	(23,377)	—	(26,045)
Operating expenses	678	254	1,338	1,115
Depreciation and amortization	355	4,219	1,057	12,660
Interest expense	10,801	11,466	32,872	34,997
Other taxes	21	27	63	73
Total expenses	20,386	645	70,039	52,459
Income (loss) before income taxes	(10,415)	13,714	(30,041)	(12,615)
Income taxes	(5,095)	6,701	(13,497)	(1,717)
Other Businesses income (loss)	$(5,320)	$7,013	$(16,544)	$(10,898)

Gas marketing revenue increased 13% for the quarter and 20% for the nine months ended September 30, 2002, while gas purchased for resale increased 6% for the quarter and 17% for the nine months ended September 30, 2002, compared to the same periods in 2001.  These increases were due to increased gas marketing sales at CVI subsidiary CILCORP Energy Services Inc.

Other revenue decreased 102% for the three months ended and 89% for the nine months ended September 30, 2002, compared to the same periods in 2001, due primarily to a $4.5 million settlement in the third quarter of 2001 of a preacquisition contingency related to litigation at QST Energy.  See related discussion at Results of Operations - QST Enterprises Discontinued Operations.

Fuel for generation and purchased power was impacted by the settlement of a preacquisition contingency in 2001.  In September 2001, CILCORP recorded an $18 million reduction in a preacquisition contingency related to an out-of-market coal contract with a corresponding reduction in cost of fuel.  The adjustment to this liability was necessitated by a change in the Company’s plan relative to this contract.  Accordingly, the company made a new assessment of the potential liability and recorded an adjustment to the original liability.  Fuel for generation and purchased power was also impacted in 2001 by $4.0 million in amortization related to the preacquisition liability for this out-of-market coal contract.  This contract was settled during the fourth quarter of 2001 and the preacquisition contingency related to this contract was removed.

Depreciation and amortization decreased during the quarter and nine months ended September 30, 2002, following the Company’s adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in January 2002.  SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized.  Accordingly, the Company has ceased goodwill amortization which was approximately $11.5 million during the nine months ended 2001.  See related discussion in Note 5 to the Consolidated Financial Statements.

Interest expense decreased 6% for the quarter and nine months ended September 30, 2002, compared to the same periods in 2001, mainly due to the retirement of CILCORP’s medium-term notes in 2001 and to lower short-term debt in 2002.  This decrease was partially offset by interest on deferred compensation arrangements for two former officers that was recorded during the second quarter of 2002.

The income tax benefit increased significantly during the quarter and nine months ended September 30, 2002, compared to the same periods in 2001, due to lower income before income taxes.

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

Loss from operations of discontinued businesses, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
	(Unaudited)

QST Enterprises, net of tax of $(3), $(2,813), $(11) and $(2,813)	$(4)	$(4,278)	$(16)	$(4,278)
	$(4)	$(4,278)	$(16)	$(4,278)

QST Enterprises’ financial results for all periods shown were in excess of the discontinued operations provision and are shown as losses for those periods.  Beginning in 1999, QST Energy was involved in litigation against two of its California commercial customers.  On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits.  A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at the time of settlement.  CILCORP had reserved $4.5 million as a preacquisition contingency related to this litigation.  The remaining receivable of $7.0 million at QST Energy was written off during the third quarter of 2001, and was partially offset by the $4.5 million gain recorded at CILCORP.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

CILCORP and its subsidiaries (the Company) are exposed to non-trading risks through its daily business activities.  These non-trading activities may include the market or commodity price risk related to CILCO’s retail tariff activity and the Company’s non-regulated commodity marketing activities.

The majority of the Company’s electricity sales during the third quarter of 2002 were to CILCO retail customers in Illinois under tariffs regulated by the Illinois Commerce Commission (ICC).  Gas costs, prudently incurred in connection with sales to customers under tariffs regulated by the ICC, are recovered through the Company’s Purchased Gas Adjustment (PGA).  Prior to October 29, 2001, prudently incurred costs of fuel used to generate electricity and purchased power costs were recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC).  Thus, through October 28, 2001, there had been very limited commodity price risk associated with CILCO’s traditional regulated sales.  CILCO filed to eliminate the FAC on September 10, 2001.  The ICC approved the elimination of the FAC on October 24, 2001, for bills issued on or after October 29, 2001.  While the Company is exposed to increased commodity price risk due to the elimination of the FAC, sufficient supply has been placed under contract to limit the Company’s exposure to market risk at any given time.  When this supply is added to CILCO generation capacity, a reserve margin of over 10% is experienced, based on a peak load of 1,270 MW during the summer cooling season.  Since CILCO supplies over 90% of its native load with its generation capacity, generation can be adjusted on a real-time basis to match actual load at any given time.  CILCO is subject to the risk that generation becomes unavailable due to forced outages.  The Company’s historical unplanned outage rate is 5.1%.  In the event that CILCO generation and purchased supply is insufficient to meet load requirements, CILCO would have to purchase electric supply from the market at prevailing market rates.

The market risk inherent in the non-regulated activities of CILCORP and its subsidiaries is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains.  The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand.  The Company is engaged in non-regulated electric retail and natural gas sales in Illinois, including wholesale power purchases and sales to utilize its electric generating capability.  At September 30, 2002, these non-regulated activities had net open market price risk positions of approximately 289,000 MWh of electricity and 220,000 Mcf of natural gas.  A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company.  See Note 3 for a discussion of the Company’s use of financial derivatives for hedging purposes.  Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company’s net income resulting from the change in value of these financial instruments is not expected to be material.

Item 4.   Controls and Procedures

Evaluation of Disclosure controls and Procedures.  CILCORP’s vice president, CILCORP’s chief financial officer, CILCO’s president and CILCO’s chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

Changes in Internal Controls.  There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date.

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

Item 5.   Other Information

None

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

99.1  Statement of President Under 18 U.S.C. §1350

99.2  Statement of Chief Financial Officer Under 18 U.S.C. §1350

99.3  Statement of Chief Executive Officer Under 18 U.S.C. §1350

99.4  Statement of Chief Financial Officer Under 18 U.S.C. §1350

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CILCORP Inc.
(Registrant)

Date November 8, 2002
/s/ L. M. Lee
President

Date November 8, 2002
/s/ T. S. Romanowski
Chief Financial Officer
And Treasurer

CENTRAL ILLINOIS LIGHT COMPANY
(Registrant)

Date November 8, 2002
/s/ L. M. Lee
Chief Executive Officer

Date November 8, 2002
/s/ T. S. Romanowski
Chief Financial Officer
And Treasurer

CERTIFICATIONS

CERTIFICATION OF VICE PRESIDENT

I, Robert J. Sprowls, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CILCORP Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Robert J. Sprowls
Vice President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Thomas S. Romanowski, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CILCORP Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thomas S. Romanowski
Chief Financial Officer

CERTIFICATION OF PRESIDENT

I, Robert J. Sprowls, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Central Illinois Light Company;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Robert J. Sprowls
President

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Thomas S. Romanowski, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Central Illinois Light Company;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ Thomas S. Romanowski
Chief Financial Officer