Form 10-K
period 2002-12-31
CILCORP INC; CENTRAL ILLINOIS LIGHT CO
filed 2003-04-15
CIK 762129, 18651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year ended December 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition period from ........ to ........

Commission             Registrant; State of Incorporation;      IRS Employer
File Number              Address; and Telephone Number       Identification No.

  2-95569                          CILCORP Inc.                 37-1169387
                            (An Illinois Corporation)
                               300 Liberty Street
                             Peoria, Illinois 61602
                                 (309) 677-5230

  1-2732                CENTRAL ILLINOIS LIGHT COMPANY          37-0211050
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


CILCO Preferred Stock, Cumulative
      $100 par, 4 1/2% series                            New York Stock Exchange

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

                      Yes   [X].                No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [ ]. No [X].

As of June 28, 2002, The AES Corporation held all 1,000 outstanding shares of common stock, without par value, of CILCORP Inc. At June 28, 2002, there was no voting stock of CILCORP Inc. held by non-affiliates. At March 31, 2003, Ameren Corporation held all 1,000 outstanding shares of common stock, without par value, of CILCORP Inc., as a result of Ameren Corporation's acquisition of the shares from The AES Corporation on January 31, 2003.

As of June 28, 2002, and March 31, 2003, CILCORP Inc. held all 13,563,871 shares of common stock, without par value, of Central Illinois Light Company. The aggregate market value of the voting preferred stock held by non-affiliates of Central Illinois Light Company at June 28, 2002, was $36.0 million.

                         OMISSION OF CERTAIN INFORMATION

CILCORP Inc. meets the conditions set forth in General Instruction (I)(1)(a) and
(b) of Form 10-K as a wholly owned subsidiary of Ameren Corporation and is therefore filing this form with the reduced disclosure format allowed under that General Instruction.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of Central Illinois Light Company's Proxy Statement, to be filed not later than April 25, 2003, in connection with its Annual Meeting of Shareholders to be held on May 20, 2003, is incorporated by reference into Part III hereof.

                                CILCORP INC. and
                         Central Illinois Light Company
                          2002 Form 10-K Annual Report

This combined Form 10-K is filed separately by CILCORP Inc. and its subsidiaries (CILCORP or the Company) and Central Illinois Light Company and its subsidiaries (CILCO). Information herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, CILCO makes no representation as to information relating to any other subsidiary of CILCORP Inc.

                                Table of Contents

                                                                                                  Page
Glossary of Terms                                                                                 4-6

                                     Part I
Item 1           Business                                                                        7-14
Item 2           Properties                                                                        15
Item 3           Legal Proceedings                                                                 16
Item 4           Submission of Matters to a Vote of Security Holders                               16
Executive Officers of the Registrants (Item 401(b) of
                    Regulation S-K)                                                             17-18

                                     Part II

Item 5           Market for the Registrants' Common Equity
                    and Related Stockholder Matters                                                19
Item 6           Selected Financial Data                                                           20
Item 7           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                               21-53
Item 7A          Quantitative and Qualitative Disclosures About
                     Market Risk                                                                   54
Item 8           Financial Statements and Supplementary Data                                   55-142
Item 9           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                                        143

                                    Part III

Item 10          Directors and Executive Officers of the
                    Registrants                                                               144-147
Item 11          Executive Compensation                                                           147
Item 12          Security Ownership of Certain Beneficial Owners
                    and Management and Related Stockholder Matters                                148
Item 13          Certain Relationships and Related Transactions                                   148
Item 14          Controls and Procedures                                                          148

                                     Part IV

Item 15          Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                                      149-154
Schedules, Signatures and Certifications, Exhibits                                            155-163

This Form 10-K contains "forward-looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-K at page 52 under the heading Forward-Looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

                                GLOSSARY OF TERMS

When used herein, the following terms have the meanings indicated.

AEG -- Ameren Energy Generating Company

AER -- Ameren Energy Resources Company

AES -- The AES Corporation, parent of CILCORP Inc. prior to acquisition of
       CILCORP Inc. by Ameren Corporation on January 31, 2003.

AFUDC -- Allowance for Funds Used During Construction

Ameren -- Ameren Corporation, parent of CILCORP Inc. upon completion of acquisition on January 31, 2003.

AmerenCILCO or CILCO -- Central Illinois Light Company

AmerenCIPS -- Central Illinois Public Service Company

AmerenEnergy -- AmerenEnergy, Inc.

AmerenUE or Union Electric -- Union Electric Company

Ameren Services -- Ameren Services Company

APB - Accounting Principles Board

BTU -- British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit.

Bcf -- Billion cubic feet

Caterpillar -- Caterpillar Inc., CILCO's largest customer

CECO -- CILCO Energy Corporation

CEDCO -- CILCO Exploration and Development Company

CESI -- CILCORP Energy Services Inc.

CIGI -- Central Illinois Generation, Inc. (renamed AmerenEnergy Resources
        Generating Company in April 2003)

CII -- CILCORP Infraservices Inc.

CILCORP -- CILCORP Inc. and subsidiaries

CILCORP Inc. -- the Holding Company

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

EEI -- Electric Energy, Inc.

EITF -- Emerging Issues Task Force

EPA -- U.S. Environmental Protection Agency

FAC -- Fuel Adjustment Clause

FASB -- Financial Accounting Standards Board

FERC -- Federal Energy Regulatory Commission

Generating Company -- AmerenEnergy Generating Company

Heating Degree Day -- The measure of the extent to which the average of high and low temperatures for a day falls below 65 degrees Fahrenheit (annual degree days above historic average indicates cooler than average temperatures); the historic average provided by The National Weather Service for 30-year period.

Holding Company -- CILCORP Inc.

ICC -- Illinois Commerce Commission

IEPA -- Illinois Environmental Protection Agency

KW -- Kilowatt, a thousand watts

kWh -- Kilowatt-hour, one thousand watts used for one hour (unit of work)

Marketing Company -- AmerenEnergy Marketing Company

MCF -- One thousand cubic feet

MW -- Megawatt, a million watts

NOx - Nitrogen oxide

PGA -- Purchased Gas Adjustment

PUHCA -- Public Utility Holding Company Act of 1935

QST -- QST Enterprises Inc.

QST Energy -- QST Energy Inc.

QST Trading -- QST Energy Trading Inc.

Resources Company -- AmerenEnergy Resources Company

SEC -- Securities and Exchange Commission

SFAS -- Statement of Financial Accounting Standards

SO2 -- Sulfur dioxide

Therm -- Unit of measurement for natural gas; a therm is equal to one hundred cubic feet (volume); a therm is also equal to 100,000 BTUs (energy).

                                     PART I

Item 1.  Business

                          CILCORP INC. AND SUBSIDIARIES

CILCORP Inc. (the Holding Company) was incorporated as a holding company in the state of Illinois in 1985. The financial condition and results from continuing operations of CILCORP Inc. and its subsidiaries (CILCORP or the Company) primarily reflect the operations of Central Illinois Light Company (CILCO), CILCORP Inc.'s principal business subsidiary. In the fourth quarter of 1998, the operations of CILCORP Inc.'s first-tier subsidiary QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) were discontinued (see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations) and, therefore, are being reported as discontinued operations in the financial statements. The Holding Company also has two other first-tier subsidiaries, CILCORP Investment Management Inc. (CIM) and CILCORP Ventures Inc. (CVI), whose operations, combined with those of ESE Land Corporation, CILCORP Infraservices Inc., and the Holding Company itself, are collectively referred to herein as CILCORP Other. CILCORP Inc. owns 100% of the common stock of all of its subsidiaries.

At December 31, 2002, CILCORP Inc. was a wholly-owned subsidiary of The AES Corporation (AES). On April 29, 2002, AES announced an agreement with Ameren Corporation (Ameren) to sell 100% of its ownership interest in CILCORP Inc. and its subsidiaries. Ameren completed the acquisition of the Company on January 31, 2003. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for discussion regarding this transaction.

CILCO is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois.

CILCO has three wholly-owned subsidiaries, CILCO Exploration and Development Company (CEDCO), CILCO Energy Corporation (CECO) and Central Illinois Generation, Inc. (CIGI). CEDCO was formed to engage in the exploration and development of gas, oil, coal and other mineral resources. CECO was formed to research and develop new sources of energy, including the conversion of coal and other minerals into gas. The operations of CEDCO and CECO are not significant. CIGI is an inactive subsidiary incorporated on November 15, 2001. CIGI was formed in anticipation of CILCO's filing with the Illinois Commerce Commission
(ICC) seeking approval to transfer substantially all of its electric generation assets to a non rate-regulated subsidiary. CILCO filed a Notice of Transfer of Assets with the ICC on February 13, 2002. The ICC approved this filing on April 10, 2002. The Transfer of Assets was contingent upon FERC approval of a long-term power supply agreement (PSA). Final FERC approval was granted on December 27, 2002. Due to the acquisition of CILCORP by Ameren, this transaction is expected to be completed by the third quarter of 2003.

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

CIM manages the Company's investment portfolio. CIM holds seven leveraged lease investments through three wholly-owned subsidiaries: CILCORP Lease Management Inc., which was formed in 1985, and CIM Leasing Inc. and CIM Air Leasing Inc., which were both formed in 1993. CIM's other wholly-owned subsidiary is CIM Energy Investments Inc., which was formed in 1989 to invest in non rate-regulated, independent power production facilities. CIM also directly owns limited partnership interests in affordable housing portfolios.

CVI primarily invests in ventures in energy-related products and services. CVI has an 80% interest in the Agricultural Research and Development Corporation and has one wholly-owned subsidiary, CILCORP Energy Services Inc. (CESI). CESI was formed to pursue energy-related opportunities in the non rate-regulated market. CESI's primary business is gas management services, which includes commodity procurement and re-delivery to retail customers.

The following table summarizes the relative contribution of each business group to consolidated assets at December 31, 2002, and to revenue and net income for the year ended December 31, 2002. The financial information as of and for the years ended December 31, 2001 and 2000 has been restated. See Note 19 -- Restatement to CILCORP's consolidated financial statements and Note 17 -- Restatement to CILCO's consolidated financial statements for additional information.


                                       Assets                    Revenue            Net Income (Loss)
                                                              (In thousands)
CILCO                                $1,109,001                  $718,938                $ 47,969
CILCORP Other                           792,572                    60,859                 (23,311)
                                                                                         --------
Total Continuing
  Operations                                                                               24,658
QST Discontinued
  Operations                                                                                  (73)
                                                                                         --------
Net Income                                                                               $ 24,585
                                                                                         ========

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

CILCO is continuing to experience, in varying degrees, the impact of developments common to the electric and gas industries. These include increased competition in wholesale and retail markets, changes in regulation and legislation affecting utilities, uncertainties as to the future demand for electricity and natural gas, structural and competitive changes in the markets for these commodities, the high cost of compliance with environmental and safety laws and regulations and uncertainties in regulatory and political processes. At the same time, CILCO has sought to provide reliable service at reasonable rates for its customers and a fair return for its investors. Refer to the caption "Regulatory Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ELECTRIC SERVICE

CILCO furnishes electric service to retail customers in 136 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Morton). At December 31, 2002, CILCO had approximately 200,000 retail electric customers.

CILCO owns and operates two coal-fired base load generating plants, a natural gas-fired cogeneration plant, two natural gas combustion turbine generators and 16 diesel-fueled power modules. The natural gas combustion turbine generators and the power modules are typically used for peaking service. The 2002 system peak demand was 1,270 MW on August 1, 2002. The all-time system peak demand of 1,287 MW was set on July 31, 2001.

The system peak demand for 2003 is estimated to be 1,242 MW with a planned reserve margin in excess of 16%. The planned reserve margin takes into account 100 MW of net firm purchased power, approximately 64 MW of interruptible industrial load and 137 MW of unit or system power purchases and other related Demand Side Management (DSM) programs.

Studies conducted by CILCO indicate that it has sufficient base load generating capacity to provide an adequate and reliable supply of electricity to satisfy base load demand; however, CILCO must purchase capacity and energy to meet its summer peak demands and reserve requirements. CILCO has a power purchase agreement with Aquila for 75 MW of capacity and firm energy through December 2003, and with AmerenCIPS for 100 MW of capacity and firm energy for the months of June through September in 2003.

CILCO is interconnected with AmerenCIPS, Commonwealth Edison Company, Illinois Power Company and the Springfield City Water, Light and Power Department to provide for the interchange of electric energy on an emergency and mutual help basis.


GAS SERVICE

CILCO provides gas service to customers in 128 Illinois communities (including Peoria, East Peoria, Pekin, Lincoln and Springfield). At December 31, 2002, CILCO had approximately 205,000 gas customers, including 170 industrial, commercial and residential gas transportation customers that purchase gas directly from suppliers for transportation through CILCO's system. For further discussion of gas transportation, refer to the caption "CILCO Gas Operations" of
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CILCO's all-time maximum daily send-out of 443,167 MCF occurred on January 15, 1972. The 2002 peak day send-out of 344,945 MCF occurred on March 3, 2002. CILCO has been able to meet all of its existing customer requirements during the 2002-2003 heating season. CILCO believes that its present and planned supplies of gas will continue to be sufficient to serve all of its existing customer requirements during the 2003-2004 heating season.


REGULATION

CILCO is a public utility under the laws of the State of Illinois and is subject to the jurisdiction of the Illinois Commerce Commission (ICC). The ICC has general power of supervision and regulation with respect to services and facilities, rates and charges, classification of accounts, valuations of property, determination of depreciation rates, construction, contracts with any affiliated interest, the issuance of stock and evidences of indebtedness and various other matters. In Illinois, the Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois Law) began a transition process to a fully competitive market for electricity. The ICC's supervision and regulatory oversight of certain transactions by electric utilities is reduced or suspended during the mandatory transition period (which terminates on January 1, 2007) and, for certain non-utility transactions, is permanently eliminated under the Illinois Law. Refer to the caption "Regulatory Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. With respect to certain electric matters, CILCO is subject to regulation by the Federal Energy Regulatory Commission (FERC). CILCO is exempt from the provisions of the Natural Gas Act, but is affected by orders, rules and regulations issued by the FERC with respect to certain gas matters.


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

CILCO filed a proposal to eliminate the FAC on September 10, 2001. Tariffs eliminating CILCO's FAC became effective on October 29, 2001. Elimination of the FAC is a prerequisite to utility restructuring, as provided for in the Illinois Law. Elimination of the FAC exposes CILCO to market risk with respect to the cost of fuel and purchased power required to serve native load customers.

CILCO's current tariffs also provide for adjustments to its gas rates through the Purchased Gas Adjustment clause (PGA) to reflect increases or decreases in the cost of natural gas purchased for sale to customers.

FUEL SUPPLY - COAL

Substantially all of CILCO's electric generation capacity is coal-fired. Approximately 2.7 million tons of coal were burned during 2002. Existing coal contracts with three suppliers in Illinois and an additional Colorado supplier are expected to supply all of the 2003 requirements.

During the years 2002, 2001, and 2000, the average cost per ton of coal burned, including transportation, was $35.42, $40.94, and $34.80, respectively. The cost of coal burned per million BTU's was $1.61, $1.84, and $1.57, respectively.

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


NATURAL GAS SUPPLY

During 2002, CILCO continued to maintain a natural gas supply portfolio that is structured around firm and interruptible gas transportation service provided by five interstate pipeline suppliers and firm and interruptible gas purchase arrangements of varying terms made directly with approximately 20 gas suppliers. Reliability is enhanced through natural gas injections and withdrawals at CILCO's two natural gas storage fields and contracted storage facilities. The supply and pipeline capacity portfolio continues to provide reliable supplies at prevailing market prices. CILCO believes that its present and planned supply of gas will continue to be sufficient to serve all of its present and projected firm customer requirements.

During 2002, CILCO purchased approximately 35,581,700 MCF of natural gas at a cost of approximately $137.5 million, or an average cost of $3.86 per MCF. The average cost per MCF of natural gas purchased was $5.28 in 2001 and $5.17 in 2000. The decrease in the average price of natural gas during the winter of 2001-2002 was due primarily to a greater supply of natural gas as a result of abnormally warm weather during the winter months.


FINANCING AND CAPITAL EXPENDITURES PROGRAMS

Refer to the section "Liquidity and Capital Resources" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


ENVIRONMENTAL MATTERS

Refer to the caption "Environmental Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIGNIFICANT CUSTOMER

Caterpillar Inc. (Caterpillar) is CILCO's largest industrial customer. Gas revenues, electric revenues, and sales of other services to Caterpillar were 7.7%, 7.3%, and 6.5% of CILCO's total revenue for 2002, 2001, and 2000, respectively. Sales to Caterpillar from all continuing CILCORP subsidiaries represented 8.8%, 9.5%, and 7.5% of CILCORP consolidated operating revenue from continuing operations for 2002, 2001, and 2000, respectively. The 2001 and 2000 percentages are based on restated 2001 and 2000 results. See CILCORP Note 19 - Restatement and CILCO Note 17 - Restatement of Item 8. Financial Statements and Supplementary Data. See also Note 10 - Statements of Segments of Business of
Item 8. Financial Statements and Supplementary Data.


FRANCHISES

CILCO negotiates franchise agreements which authorize it to provide utility services to the communities in its service area. The franchises are for various terms, usually 10 to 25 years. Based on past experience, CILCO anticipates that, as franchises expire, new franchises will be granted in the normal course of business.


REGULATORY MATTERS

Refer to the caption "Regulatory Matters" of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PEOPLE

As of December 31, 2002, the number of full-time people at CILCO was 895, and the number of part-time people was 16. Of these, 335 gas and electric field people were represented by Local 51 of the International Brotherhood of Electrical Workers (IBEW), and 176 power plant people were represented by Local 8 of the National Conference of Firemen and Oilers (NCF&O).


UNION CONTRACTS

On February 21, 2002, CILCO and the IBEW agreed to extend the existing contract through June 30, 2004. The NCF&O ratified its current contract with CILCO on February 23, 2001. The NCF&O contract expires on July 1, 2006.

                            BUSINESS OF CILCORP OTHER

CIM

The investment portfolio of CIM at December 31, 2002, and 2001, is shown in the following table:

Type of Investment
At December 31                                                                  2002                  2001
                                                                                       (In thousands)
Investment in leveraged leases                                                $132,874             $135,504
Cash and temporary cash investments                                              1,875                   171
Investment in Energy Investors Fund                                                563                   658
Investment in affordable housing funds                                           8,285                 9,740
Other                                                                              119                   119
                                                                              --------              --------
     Total                                                                    $143,716              $146,192
                                                                              ========              ========

At December 31, 2002, CIM held equity investments in seven leveraged leases through its wholly-owned subsidiaries, CILCORP Lease Management Inc. (CLM), CIM Air Leasing Inc. and CIM Leasing Inc. (In January 2001, a mining equipment lease expired, and that equipment was sold.) According to the terms of some of the lease agreements, under certain circumstances, subsidiaries of CIM may be obligated to incur additional non-recourse debt to finance the cost of certain alterations, additions, or improvements required by the lessees.

CIM, through its wholly-owned subsidiary, CIM Energy Investments Inc., had a 2.5% interest in the Energy Investors Fund, L.P. (Fund), at December 31, 2002. The Fund invests in non-regulated, non-utility facilities for the production of electricity or thermal energy. The equity method of accounting is used for this investment.

CIM is a limited partner in eight affordable housing portfolios. The ownership interests in these partnerships ranged from 3% to 10% at December 31, 2002. The equity method of accounting is used for these investments.


CVI

CVI's net investment in CESI, its wholly-owned subsidiary, is approximately $1.5 million. CESI's primary business is gas management services, which includes commodity procurement and re-delivery to retail customers.

                                 BUSINESS OF QST

QST Enterprises Inc. (QST) was formed in December 1995. Through its wholly-owned subsidiary, QST Energy Inc. (QST Energy), QST provided a portfolio of non rate-regulated, energy-related products and services including wholesale and retail sales of electricity and natural gas in markets that are open to competition. QST and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual obligations for 1999, and recorded loss provisions for the discontinued energy operations. The results of QST and its past and present subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) are shown as discontinued operations in the statements of income for the year 2002 and prior periods. See also CILCORP Note 17 - QST Enterprises Discontinued Operations and CILCORP Note 19 - Restatement, of Item
8. Financial Statements and Supplementary Data.

                              AVAILABLE INFORMATION

CILCORP and CILCO make available free of charge through Ameren's Internet website (http://www.ameren.com) the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after CILCORP and CILCO electronically file such reports with, or furnish it to, the SEC. This information for Ameren and its affiliates, AmerenCIPS, AmerenUE, and Generating Company is also available through Ameren's Internet website.

CILCORP and CILCO also make available free of charge through Ameren's Internet website the code of business conduct for its directors, officers and employees, referred to as Ameren's Corporate Compliance Policy. This document is also available in print upon written request to Secretary, P.O. Box 66149, St. Louis, Missouri 63166-6149.

Item 2. Properties

                                      CILCO

CILCO owns and operates two coal-fired generating plants, a cogeneration plant, two combustion turbine-generators and 16 diesel-fueled power modules. These facilities had an available summer capability of 1,172 MW in 2002. The two combustion turbine generators with a summer rating of 30 MW (15 MW each) and the 16 diesel-fueled power modules with a total rating of 26 MW are typically used during peak periods. The cogeneration plant, which became operational during 1995, produces steam for Midwest Grain Products, Inc. (MWG) and also generates electricity for distribution to CILCO's customers. This turbine-generator has an available summer capability of 10 MW.

The major generating facilities of CILCO (representing 94.4% of CILCO's available summer generating capability projected for 2003), all of which are fueled with coal, are as follows:

                                                                  Available Summer                  Net Heat
Station & Unit                                Installed            Capability (KW)                  Rate (a)
Duck Creek
    Unit 1                                       1976                  366,000                      10,018
E. D. Edwards
    Unit 1                                       1960                  117,000
    Unit 2                                       1968                  262,000
    Unit 3                                       1972                  361,000                        9,863(b)

     (a) "Net Heat Rate" represents the amount of energy to produce a given unit of output and is expressed as BTU per kilowatt-hour.

     (b) Represents the Net Heat Rate for E. D. Edwards Units 1-3.

CILCO's transmission system includes approximately 285 circuit miles operating at 138,000 volts, 48 circuit miles operating at 345,000 volts and 18 principal substations with an installed capacity of approximately 3,724 megavolt-amperes.

The electric distribution system includes approximately 6,486 circuit miles of overhead pole and tower lines and 2,046 miles of underground distribution cables. The distribution system also includes approximately 108 substations with an installed capacity of 1,764 megavolt-amperes.

The gas system includes approximately 3,674 miles of transmission and distribution mains.

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

The Company and its subsidiaries are subject to certain claims and lawsuits in connection with work performed in the ordinary course of their businesses. Except as otherwise disclosed or referred to in this section, in the opinion of management, all such claims currently pending are not expected to result in a material adverse effect on the financial position and results of operations of the Company. Risk of loss is mitigated, in some cases, by insurance or contractual or statutory indemnification. The Company believes it has established appropriate reserves for potential losses.

Item 4. Submission of Matters to a Vote of Security Holders


                                     CILCORP

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.


                                      CILCO

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                    INFORMATION REGARDING EXECUTIVE OFFICERS
                   REQUIRED BY ITEM 401(b) OF REGULATION S-K.


                          Executive Officers of CILCORP

Simultaneously with the acquisition of CILCORP by Ameren on January 31, 2003, all of the executive officers and directors of CILCORP resigned and the following new executive officers were elected or appointed by CILCORP's new directors:

                                     Age as of                                              Initial
Name                                 12/31/02           Present Position                 Effective Date
Charles W. Mueller                      64           Chairman and Director              January 31, 2003

Gary L. Rainwater                       56           President and Director             January 31, 2003

Paul A. Agathen                         55           Senior Vice President
                                                       and Director                     January 31, 2003

Warner L. Baxter                        41           Senior Vice President
                                                       and Director                     January 31, 2003

Daniel F. Cole                          49           Senior Vice President              January 31, 2003

Garry L. Randolph                       54           Senior Vice President              January 31, 2003

Thomas R. Voss                          55           Senior Vice President
                                                       and Director                     January 31, 2003

David A. Whiteley                       46           Senior Vice President
                                                       and Director                     January 31, 2003

Jerre E. Birdsong                       48           Vice President and
                                                       Treasurer                        January 31, 2003

Steven R. Sullivan                      42           Vice President
                                                       Regulatory Policy,
                                                       General Counsel
                                                       and Secretary                    January 31, 2003

Martin J. Lyons                         36           Vice President and                   March 14, 2003
                                                       Controller                       January 31, 2003

All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders. Except for Mr. Sullivan and Mr. Lyons, each of the above-named executive officers has been employed by CILCORP or a CILCORP affiliate, or Ameren or an Ameren affiliate, for more than five years in executive or management positions. Mr. Sullivan was previously employed as an attorney by Anheuser Busch Companies, Inc. Mr. Lyons was previously employed as an accountant by PricewaterhouseCoopers LLP.

                           Executive Officers of CILCO

Simultaneously with the acquisition of CILCO by Ameren on January 31, 2003, all of the executive officers and directors of CILCO resigned, except Mr. Scott A. Cisel, and the following new executive officers were elected or appointed by CILCO's new directors:

                                     Age as of                                              Initial
Name                                 12/31/02        Present Position                    Effective Date
Charles W. Mueller                      64           Chairman and Director              January 31, 2003

Gary L. Rainwater                       56           President and Director             January 31, 2003

Paul A. Agathen                         55           Senior Vice President
                                                       and Director                     January 31, 2003

Warner L. Baxter                        41           Senior Vice President
                                                       and Director                     January 31, 2003

Daniel F. Cole                          49           Senior Vice President              January 31, 2003

R. Alan Kelley                          50           Senior Vice President              January 31, 2003

Garry L. Randolph                       54           Senior Vice President              January 31, 2003

Thomas R. Voss                          55           Senior Vice President
                                                       and Director                     January 31, 2003

David A. Whiteley                       46           Senior Vice President              January 31, 2003

Scott A. Cisel                          49           Vice President, Chief
                                                       Operating Officer
                                                       and Director                     January 31, 2003

Jerre E. Birdsong                       48           Vice President and
                                                       Treasurer                        January 31, 2003

Robert G. Ferlmann                      41           Vice President                     January 31, 2003

Steven R. Sullivan                      42           Vice President
                                                       Regulatory Policy,
                                                       General Counsel
                                                       and Secretary                    January 31, 2003

Martin J. Lyons                         36           Vice President &                     March 14, 2003
                                                       Controller                       January 31, 2003

All officers are elected or appointed annually by the Board of Directors following the election of such Board at the annual meeting of stockholders. Except for Mr. Sullivan and Mr. Lyons, each of the above-named executive officers has been employed by CILCORP or a CILCORP affiliate, or Ameren or an Ameren affiliate, for more than five years in executive or management positions. Mr. Sullivan was previously employed as an attorney by Anheuser Busch Companies, Inc. Mr. Lyons was previously employed as an accountant by PricewaterhouseCoopers LLP.

                                     PART II

Item 5. Market for the Registrants' Common Equity and Related Stockholder
        Matters


                                     CILCORP

CILCORP Inc's. common stock is not traded on any market. At December 31, 2002, there were 10,000 authorized, no par value, shares of CILCORP Inc.'s common stock. One thousand of those shares were issued, and outstanding and privately held, beneficially and of record, by The AES Corporation at December 31, 2002. On January 31, 2003, Ameren acquired all 1,000 outstanding shares of CILCORP Inc.'s common stock.

Requirements which must be met before CILCORP Inc. can pay dividends or make other distributions are described in Note 12 of CILCORP's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.


                                      CILCO

CILCO's common stock is not traded on any market. At December 31, 2002, there were 13,563,871 shares of CILCO's Common Stock, no par value, issued, and outstanding and privately held, beneficially and of record, by CILCORP Inc.

CILCO may not pay common stock dividends until certain retained earnings requirements are met, as described in Note 12 of CILCO's Notes to the Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

Item 6. Selected Financial Data

The financial information as of and for the years ended December 31, 2001 and 2000 has been restated. See Note 19 -- Restatement to CILCORP's Consolidated Financial Statements and Note 17 -- Restatement to CILCO's Consolidated Financial Statements for additional information.

CILCORP Inc. and Subsidiaries
Selected Financial Data

For the Periods Ended

                                                As Restated(1)
                                           -------------------------
                                                                             Oct. 19        Jan. 1
                                                                                to           to
                           Dec. 31,        Dec. 31,         Dec. 31,         Dec. 31,      Oct. 18,         Dec. 31,
                             2002            2001             2000          1999(2)(3)    1999(2)(3)        1998(3)
                                                   (In thousands except ratios)
Revenue                   $  779,797      $  789,994       $  723,514      $  120,589       $460,261       $  559,168

Net income
  available
  for common
  stockholders                24,585          23,763           11,385            (745)           280           16,310
Total assets               1,901,044       1,814,481        1,948,506       1,830,953                       1,312,940
Long-term debt               791,028         717,730          720,482         730,434                         285,552
Ratio of
  earnings to
  fixed charges                  1.4             1.6              1.2             0.9            1.0              2.4


Central Illinois Light Company
Selected Financial Data

For the Years Ended December 31,

                                                              (As Restated(4))
                                                       ----------------------------

                                        2002              2001              2000          1999(5)            1998(5)
                                                            (In thousands except ratios)
Electric and
  Gas Revenue                        $  602,428        $  642,869        $  636,490      $  553,474        $  532,336

Net income
  available for
  common
  stockholders                           47,969            12,479            44,800          16,041            41,041
Total assets                          1,109,001         1,043,486         1,107,440       1,056,280         1,024,428
Long-term debt                          316,028           242,730           245,482         237,934           267,884
Ratio of
  earnings to
  fixed charges                             3.6               1.8               3.5             1.9               3.4

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

(2) The AES Corporation purchased CILCORP Inc. and subsidiaries on October 18, 1999.

(3) Selected financial data for 1999 and 1998 does not reflect the impact of the restatement described in Note 19 to the Consolidated Financial Statements.

(4) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

(5) Selected financial data for 1999 and 1998 does not reflect the impact of the restatement described in Note 17 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the financial statements for the years ended December 31, 2001 and 2000, as described in Notes 19 and 17 to the consolidated financial statements of CILCORP Inc. and its subsidiaries and Central Illinois Light Company, respectively.

CILCORP Inc. (the Holding Company), headquartered in Peoria, Illinois, is a holding company and a wholly-owned subsidiary of Ameren Corporation (Ameren). The Holding Company's principal operating subsidiary is Central Illinois Light Company (CILCO), which operates as AmerenCILCO. CILCO's principal business is the rate-regulated transmission and distribution of electricity, the generation of electricity and the rate-regulated distribution of natural gas in Illinois. Ameren completed its acquisition of CILCORP Inc. and its subsidiaries (CILCORP or the Company) on January 31, 2003, from The AES Corporation (AES). See Recent Developments for further information. Ameren is a public utility holding company registered under the Public Utility Holding Company Act of 1935 (PUHCA) and is headquartered in St. Louis, Missouri. Ameren's principal business is the generation, transmission and distribution of electricity, and the distribution of natural gas to residential, commercial, industrial and wholesale users in the central United States. In addition to CILCORP Inc., Ameren's principal subsidiaries and affiliates are as follows:

o Union Electric Company, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.

o Central Illinois Public Service Company, which operates a rate-regulated electric and natural gas transmission and distribution business in Illinois as AmerenCIPS.

o AmerenEnergy Resources Company (Resources Company), which consists of non rate-regulated operations. Subsidiaries include AmerenEnergy Generating Company (Generating Company) that operates non rate-regulated electric generation in Missouri and Illinois, AmerenEnergy Marketing Company (Marketing Company), which markets power for periods over one year, AmerenEnergy Fuels and Services Company, which procures fuel and manages the related risks for Ameren affiliated companies and AmerenEnergy Medina Valley Cogen (No. 4), LLC, which indirectly owns a 40 megawatt, gas-fired electric generation plant. On February 4, 2003, Ameren completed its acquisition of AES Medina Valley Cogen (No. 4), LLC (Medina Valley) from AES and renamed it AmerenEnergy Medina Valley Cogen (No. 4), LLC. See Recent Developments for further information.

o AmerenEnergy, Inc. (AmerenEnergy) which serves as a power marketing and risk management agent for Ameren affiliated companies for transactions of primarily less than one year.

o Electric Energy, Inc. (EEI), which operates electric generation and transmission facilities in Illinois. Ameren has a 60% ownership interest in EEI, 40% owned by AmerenUE and 20% owned by Resources Company.

o Ameren Services Company (Ameren Services), which provides shared support services to Ameren and its subsidiaries. Charges are based upon the actual costs incurred by Ameren Services, as required by the PUHCA.

The results of operations and financial position of the Company is impacted by many factors, including both controllable and uncontrollable factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for the Company's services. The Company's results are also impacted by seasonal fluctuations caused by winter heating and summer cooling demand. With nearly all of the Company's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price that the Company charges for its services. The Company principally utilizes coal, natural gas and oil in its operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, production levels and many other factors. The Company does not have a fuel recovery mechanism for its electric utility business, but does have a gas cost recovery mechanism for its gas distribution utility business. In addition, the Company's electric rates are largely set through 2006. The Company employs various risk management strategies in order to try to reduce its exposure to commodity risks and other risks inherent in its business. The reliability of the Company's power plants, and transmission and distribution systems, and the level of operating and administrative costs, and capital investment are key factors that the Company seeks to control in order to optimize its results of operations, cash flows and financial position.

The financial condition and operating results of the Company primarily reflect the operations of subsidiary CILCO. The CILCORP Other segment includes the activities of the Holding Company itself, its investment subsidiary, CILCORP Investment Management Inc. (CIM), CILCORP Ventures Inc. (CVI), ESE Land Corporation, and CILCORP Infraservices Inc., which provides utility infrastructure operation and maintenance services. The results of QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) are reported as discontinued operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations - QST Enterprises Discontinued Operations.

                                    OVERVIEW

Contributions to the Company's earnings (in thousands of dollars) for the last three calendar years are shown below.


                                                                                     As Restated(1)(2)
                                                                                ---------------------------
                                                                  2002             2001              2000
CILCO                                                           $ 47,969         $ 12,479          $ 44,800
CILCORP Other                                                    (23,311)          12,949           (33,415)
QST Enterprises Discontinued
  Operations                                                         (73)          (1,665)               --
                                                                --------         --------          --------
Net Income                                                      $ 24,585         $ 23,763          $ 11,385
                                                                ========         ========          ========

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

(2) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

CILCO's earnings increased $35.5 million in 2002, compared to 2001, primarily due to events that occurred during 2001. Electric gross margin increased $59.5 million in 2002, compared to 2001, due primarily to charges related to the termination of an out-of-market long-term coal contract in 2001 ($25.2 million) and the adverse settlement in 2001 of the 1999 and 2000 FAC reconciliations ($20.4 million). Electric margin was also positively impacted by weather, as cooling degree days were 24% higher in 2002 compared to 2001. Gas gross margin increased 3% as heating degree days were 4% higher in 2002 than 2001.

CILCO's operations and maintenance expenses were $19.5 million higher in 2002, compared to 2001, due primarily to higher employee benefit costs and maintenance costs at the generating facilities (including an accrual of $8.5 million for environmental remediation costs), partially offset by lower uncollectible accounts expense.

CILCO's non rate-regulated electric gross margin increased $12.3 million in 2002, compared to 2001, primarily due to increased margin per MWh sold and increased sales to non rate-regulated electric customers in Illinois outside of CILCO's service territory. The increased margin per MWh sold is the result of terminating an existing supply contract in 2001 and replacing the supply at a lower cost. The higher margin per unit is not expected to continue beyond 2002 operating results.

CILCO's earnings decreased $32.3 million in 2001, compared to 2000. Electric margin decreased $54.1 million in 2001, compared to 2000, due primarily to the termination of the out-of-market long-term coal contract and to the FAC reconciliation settlement discussed previously. Partially offsetting these factors, weather positively impacted electric gross margin, as cooling degree days were 4% higher in 2001, compared to 2000. Gas gross margin decreased $4.1 million in 2001, compared to 2000, as heating degree days were 6% lower in 2001 than in 2000.

CILCORP Other's results were a $23.3 million loss in 2002, compared to earnings of $12.9 million in 2001, and a loss of $33.4 million in 2000. The 2001 results were positively impacted by the termination of an out-of-market long-term coal contract (discussed above) as a result of removal of a preacquisition contingency accrual related to this contract. This resulted in an $80 million pre-tax positive impact in 2001 to fuel for generation and purchased power at the Holding Company. CILCORP Other's results in 2002 also benefited from the elimination of goodwill amortization ($15.3 million) due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

QST Enterprises' financial results for 2002 and 2001 were losses in excess of a discontinued operations liability accrued in 1998, and are shown as losses for those periods. The $1.7 million loss in 2001 primarily reflects the settlement of a lawsuit during the year. The results of QST Enterprises for 2000 were reflected in the discontinued operations liability, resulting in no net income or loss. The Company expects no impact in 2003 or future results. See Note 17 - QST Enterprises Discontinued Operations.

                               Recent Developments

Acquisition by Ameren

On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren completed the acquisition of all of the outstanding common stock of CILCORP Inc. from AES. AES was required by the SEC under the PUHCA to sell CILCORP as a condition to the SEC's approval of AES' acquisition of IPALCO Enterprises, Inc. With Ameren's acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed the acquisition of AES subsidiary, AES Medina Valley Cogen (No. 4), LLC (Medina Valley), which indirectly owns a 40 megawatt, gas-fired electric generation plant. With the acquisition, Medina Valley became a wholly-owned subsidiary of Resources Company and was renamed AmerenEnergy Medina Valley Cogen (No. 4), LLC. The CILCORP and AmerenEnergy Medina Valley Cogen (No. 4), LLC financial statements as of, and for the year ended December 31, 2002, do not include any activity related to the acquisition. When Ameren accounts for the acquisition in 2003, it intends to push down acquisition-related purchase accounting entries to the Holding Company, but not to the financial statements of CILCO. This accounting treatment is the same as when AES acquired the Company.

Ameren acquired CILCORP to complement its existing Illinois electric and gas operations. The purchase included CILCO's rate-regulated electric and natural gas businesses in Illinois serving approximately 200,000 and 205,000 customers, respectively. CILCO's service territory is contiguous to Ameren's service territory. In addition, the purchase includes approximately 1,200 megawatts of largely coal-fired generating capacity, most of which is expected to become non rate-regulated in 2003.

The total purchase price was approximately $1.4 billion and included the assumption of CILCORP and Medina Valley debt and preferred stock at closing of approximately $900 million, with the balance of the purchase price of approximately $500 million paid with Ameren's cash on hand. The purchase price is subject to certain adjustments for working capital and other changes and will be resolved in accordance with the purchase agreement. The cash component of the purchase price came from Ameren's issuances in September 2002 of 8.05 million common shares and in early 2003 of 6.325 million common shares.

RESULTS OF OPERATIONS - CILCORP INC. AND SUBSIDIARIES

CILCO ELECTRIC OPERATIONS

The following table summarizes electric operating revenue and expenses by component.

Components of Electric Income

                                                                                     As Restated(1)
                                                                            --------------------------------
                                                        2002                   2001                   2000
                                                                          (In thousands)
Revenue:
Electric retail                                       $379,658               $353,227               $367,812
Sales for resale                                        10,891                 18,208                 31,024
                                                      --------               --------               --------
  Total revenue                                        390,549                371,435                398,836
                                                      --------               --------               --------
Cost of sales:
Cost of fuel                                           100,069                144,856                115,310
Purchased power expense                                 48,101                 44,441                 47,388
Revenue taxes                                           20,074                 19,315                 19,176
                                                      --------               --------               --------
  Total cost of sales                                  168,244                208,612                181,874
                                                      --------               --------               --------
    Gross margin                                       222,305                162,823                216,962
                                                      --------               --------               --------
Operating expenses:
Operation and maintenance
  expenses                                             100,169                 83,610                 78,998
Depreciation and amortization                           48,431                 47,604                 48,404
Other taxes                                              9,967                  9,046                  8,870
                                                      --------               --------               --------
  Total operating expenses                             158,567                140,260                136,272
                                                      --------               --------               --------
Fixed charges and other:
Cost of equity funds capitalized                           (27)                    --                     --
Interest on long-term debt                              13,950                 12,622                 12,506
Cost of borrowed funds
  capitalized                                           (1,482)                   (18)                  (533)
Other interest                                           2,495                  4,155                  4,389
                                                      --------               --------               --------
  Total fixed charges and other                         14,936                 16,759                 16,362
                                                      --------               --------               --------
Income before taxes                                     48,802                  5,804                 64,328
  Income taxes                                          17,659                  2,523                 23,448
                                                      --------               --------               --------
  Electric income                                     $ 31,143               $  3,281               $ 40,880
                                                      ========               ========               ========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Electric gross margin increased 37% in 2002, compared to 2001, due to several factors. In 2001, CILCO terminated an out-of-market long-term coal contract resulting in a $25.2 million charge to cost of fuel. Also, CILCO and the Illinois Commerce Commission (ICC) agreed to a Fuel Adjustment Clause (FAC) settlement in 2001. In its order dated August 21, 2001, the ICC approved the agreement requiring CILCO to refund $17.8 million related to the 1999 FAC reconciliation and $2.6 million related to the 2000 FAC reconciliation. On December 20, 2000, as part of the 1999 FAC reconciliation hearings, the ICC ordered changes in CILCO's calculation of allowable fuel costs applicable to sales subject to the FAC. These changes revised the allocation of generated and purchased power between rate-regulated and non rate-regulated sales. As a result of this order, the rate-regulated sales margin decreased and the non rate-regulated sales margin increased for January through March 2001. (Non rate-regulated sales are discussed in CILCO Other.) The order also affected how costs are allocated between FAC and non-FAC customers in the CILCO service territory, resulting in less cost being recovered through FAC customers. On March 9, 2001, the ICC issued an emergency rule in response to the margin shifts. The emergency rule restored the previous calculation method for off-system non rate-regulated sales. On July 25, 2001, the ICC entered a final order, amending the emergency rule by changing the method for allocating fuel costs to non rate-regulated sales within CILCO's service territory. Increased residential sales also contributed to the increase in electric gross margin for 2002.

Retail kilowatt-hour (kWh) sales increased 2% in 2002 compared to 2001. Residential sales and commercial sales increased by 8% and 2%, respectively. Cooling degree days were 24% higher in 2002 than in 2001. Industrial sales volumes decreased 4% in 2002, compared to 2001, principally due to the soft economy.

Electric gross margin decreased 25% in 2001, compared to 2000, due primarily to the coal contract termination, FAC settlement and fuel cost allocation methodology discussed previously. Retail kWh sales increased 1% in 2001 compared to 2000. Residential and commercial sales volumes both increased by 2%. Cooling degree days were 4% higher in 2001 than in 2000. Industrial sales volumes decreased 1% in 2001 compared to 2000.

Sales for resale decreased 40% in 2002, compared to 2001, and decreased 41% in 2001 compared to 2000. Sales for resale vary based on the energy requirements of native load customers, neighboring utilities and power marketers, CILCO's available capacity for bulk power sales, and the price of power available for sale.

In 2002, 65% of CILCO's total rate-regulated operating revenue was derived from the sale of electricity. Approximately 38% of electric revenue resulted from residential sales, 33% from commercial sales, 25% from industrial sales, 3% from sales for resale and 1% from other sales. Electric sales, particularly residential and commercial sales during the summer months, fluctuate based on weather conditions.

The electric operating revenues of CILCO were derived from the following sources:

                                                                                As Restated(1)
                                                                        -----------------------------
                                                     2002                 2001                 2000
                                                                     (In thousands)
Residential                                        $148,480             $141,810             $143,582
Commercial                                          127,767              128,593              127,156
Industrial                                           96,759               97,541               91,649
Sales for resale                                     10,891               18,208               31,024
Street lighting                                       1,466                1,491                1,506
Other revenue                                         5,186                4,168                3,919
FAC refund                                               --              (20,376)                  --
                                                   --------             --------             --------
     Total electric revenue                        $390,549             $371,435             $398,836
                                                   ========             ========             ========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Electric operations and maintenance expense increased 20% in 2002 compared to 2001. The increase was partially due to the accrual of environmental expenses ($8.5 million) for the remediation of elevated boron levels at the Duck Creek recycle pond. (Refer to the section "Environmental Matters" of this Item.) Also contributing to the unfavorable variance were increased costs for employee benefits ($6.0 million), and power plant operations ($1.2 million), partially offset by lower uncollectible accounts expense ($1.6 million).

Electric operations and maintenance expense increased 6% in 2001 compared to 2000. The increase was mainly due to increased costs for employee benefits ($2.3 million), uncollectible accounts ($2.4 million), and tree trimming ($1.5 million). These increases were partially offset by decreased costs for power plant operations ($0.5 million).

The increase in depreciation and amortization expense in 2002 reflects additions and replacements of utility plant at costs in excess of the original cost of the property retired. Depreciation and amortization expense decreased 2% in 2001, compared to 2000, due to a decrease in production depreciation expense. The estimated remaining useful lives of the power plants were extended resulting in reduced depreciation rates.

Fixed charges and other expenses decreased 11% in 2002, compared to 2001, due primarily to decreased short-term borrowings and increased capitalized interest related to NOx reduction projects at the power plants.

The increase in income tax expense in 2002, compared to 2001, was primarily due to higher pre-tax income.

CILCO GAS OPERATIONS

The following table summarizes gas operating revenue and expenses by component.


Components of Gas Income

                                                                                       As Restated(1)
                                                                              -------------------------------
                                                        2002                    2001                   2000
                                                                           (In thousands)
Revenue:
Sale of gas                                           $205,472                $265,665               $232,251
Transportation services                                  6,407                   5,769                  5,403
                                                      --------                --------               --------
  Total revenue                                        211,879                 271,434                237,654
                                                      --------                --------               --------
Cost of sales:
Cost of gas                                            128,471                 190,348                152,906
Revenue taxes                                            8,885                   8,866                  8,413
                                                      --------                --------               --------
  Total cost of sales                                  137,356                 199,214                161,319
                                                      --------                --------               --------
    Gross margin                                        74,523                  72,220                 76,335
                                                      --------                --------               --------
Operating expenses:
Operation and maintenance
  expenses                                              34,398                  31,466                 30,576
Depreciation and amortization                           22,477                  21,529                 21,001
Other taxes                                              2,490                   2,160                  2,823
                                                      --------                --------               --------
  Total operating expenses                              59,365                  55,155                 54,400
                                                      --------                --------               --------
Fixed charges and other:
Interest on long-term debt                               5,056                   5,056                  5,010
Other interest                                             905                   1,665                  1,758
                                                      --------                --------               --------
  Total fixed charges and other                          5,961                   6,721                  6,768
                                                      --------                --------               --------
Income before taxes                                      9,197                  10,344                 15,167
  Income taxes                                           3,665                   4,331                  6,430
                                                      --------                --------               --------
  Gas income                                          $  5,532                $  6,013               $  8,737
                                                      ========                ========               ========

---------------
(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Gas gross margin increased 3% in 2002 compared to 2001. Residential and commercial sales volumes increased 7% and 1%, respectively. Heating degree days were 4% higher in 2002 than in 2001. Industrial sales volumes decreased 14% in 2002, compared to 2001, due to soft economic conditions.

Gas gross margin decreased 5% in 2001 compared to 2000. Residential and commercial sales volumes decreased 11% and 13%, respectively. Heating degree days were 6% lower in 2001 than in 2000. Industrial sales volumes increased 41% in 2001, compared to 2000, due to increased use of CILCO's system gas by certain transportation customers.

Revenue from gas transportation services increased 11% in 2002, compared to 2001, while the volume of gas transported increased 13%.

Revenue from gas transportation services increased 7% in 2001, compared to 2000, while the volume of gas transported decreased 5%. Decreases in lower margin industrial gas transportation sales were offset by increases in higher margin commercial gas transportation sales.

In 2002, 35% of CILCO's total rate-regulated operating revenue was derived from the sale or transportation of natural gas. Approximately 61% of gas revenue resulted from residential sales, 25% from commercial sales, 10% from industrial sales, 3% from transportation and 1% from other sales. Gas sales, particularly residential and commercial sales during the winter months, fluctuate based on weather conditions.

The gas operating revenues of CILCO were derived from the following sources:


                                                     2002                 2001               2000
                                                                     (In thousands)
Residential                                        $129,815             $156,928           $142,937
Commercial                                           53,407               68,466             62,921
Industrial                                           20,876               37,996             21,192
Transportation of gas                                 6,407                5,769              5,403
Other revenue                                         1,374                2,275              5,201
                                                   --------             --------           --------
     Total gas revenue                             $211,879             $271,434           $237,654
                                                   ========             ========           ========

The cost of gas decreased 33% in 2002 and increased 24% in 2001, primarily due to fluctuations in natural gas prices. These costs were passed through to customers via the Purchased Gas Adjustment (PGA).

Gas operations and maintenance expenses increased 9% in 2002 and 3% in 2001. The 2002 increase was primarily due to increased employee benefit costs ($3.0 million), and increased information technology expenses ($0.9 million), partially offset by decreased uncollectible accounts expense ($1.8 million). The 2001 increase was mainly due to an increased uncollectible accounts expense ($1.8 million), and increased employee benefit costs ($1.3 million), partially offset by lower net gas operation costs at the cogeneration facility ($0.9 million), and decreased information technology expenses ($1.8 million).

The increase in depreciation and amortization expenses in 2002 and 2001 reflects additions as well as replacements of utility plant at costs in excess of the original cost of the property retired.

Fixed charges and other expenses decreased 12% in 2002, compared to 2001, primarily due to decreased short-term borrowings.

The decrease in income tax expense in 2002, compared to 2001, was primarily due to lower pre-tax income.

CILCO OTHER

The following table summarizes CILCO Other's income and deductions.


Components of CILCO Other
Income (Loss)

                                                          2002                  2001               2000
                                                                           (In thousands)
Revenue                                                 $114,820              $ 96,062           $ 47,807
Expense                                                  (92,403)              (85,923)           (50,521)
                                                        --------              --------           --------
  Gross margin                                            22,417                10,139             (2,714)
                                                        --------              --------           --------
Other income and deductions:
Interest income                                            1,690                   758                547
Operating expenses                                        (4,412)               (3,269)            (2,099)
Other taxes                                                  (51)                    5                 (4)
Preferred stock dividends                                 (2,159)               (2,159)            (2,977)
Other                                                     (1,042)               (1,354)            (1,221)
                                                        --------              --------           --------
  Total other income
     and (deductions)                                     (5,974)               (6,019)            (5,754)
                                                        --------              --------           --------
Income (loss) before income taxes                         16,443                 4,120             (8,468)
  Income taxes                                             5,149                   935             (3,651)
                                                        --------              --------           --------
  CILCO Other income (loss)                             $ 11,294              $  3,185           $ (4,817)
                                                        ========              ========           ========

Gross margin increased $12.3 million in 2002, compared to 2001, primarily due to increased margin per MWh sold and increased sales to non rate-regulated electric customers in Illinois outside of CILCO's service territory. These sales are typically backed with power purchases arranged in approximately the same time period. The increased margin per MWh sold is the result of terminating an existing power purchase contract (See Note 7 - Commitments and Contingencies for a discussion of the Enron Contract.) and replacing the supply at a lower cost. The termination of a supply contract is an unusual occurrence and therefore, the higher margin per MWh is not expected to continue beyond 2002 operating results. These sales of electricity were to customers eligible to choose their energy supplier under the Illinois Law.

Gross margin increased in 2001, compared to 2000, primarily due to increased non rate-regulated electricity sales in Illinois outside of CILCO's service territory and ICC mandated changes in the manner in which generated and purchased power costs are allocated between rate-regulated and non rate-regulated sales (see CILCO Electric Operations herein). These sales of electricity were to customers eligible to choose their energy supplier under the Illinois Law.

Interest income increased in 2002, compared to 2001, due primarily to interest income on receivables due from affiliated companies.

Operating expenses increased in 2002, compared to 2001, due primarily to increased administrative and bad debt expenses for non rate-regulated sales. The increase in expenses was partially offset by a gain on the sale of a parcel of land. Operating expenses increased in 2001, compared to 2000, due primarily to greater administration and general expenses for non rate-regulated sales.

Preferred stock dividends decreased in 2001, compared to 2000, due to the redemption of $25 million of auction rate preferred stock in July 2000.

Proceeds from company-owned life insurance in the third quarter of 2002 reduced other deductions by approximately $0.5 million in 2002 compared to 2001.

CILCORP OTHER

The following table summarizes CILCORP Other's revenue and expenses. CILCORP Other's results include income earned and expenses incurred at the Holding Company, CIM, CVI, ESE Land Corporation, and CILCORP Infraservices Inc.


Components of CILCORP Other
Income (Loss)

                                                            As Restated(1)
                                                      --------------------------
                                         2002            2001            2000
                                                    (In thousands)
Revenue:
Leveraged lease income                $    3,093      $    5,368      $    8,261
Interest income                              358             485             143
Gas marketing revenue                     56,801          42,129          22,057
Other revenue                                607           2,323           8,209
                                      ----------      ----------      ----------
  Total revenue                           60,859          50,305          38,670
                                      ----------      ----------      ----------
Expenses:
Gas purchased for resale                  55,615          41,999          21,871
Fuel for generation and
  purchased power                             --         (83,947)         (3,515)
Operating expenses                         3,030           1,515           3,922
Depreciation and amortization              1,413          16,880          17,405
Interest expense                          43,667          46,286          48,089
Other taxes                                   77             230             160
                                      ----------      ----------      ----------
  Total expenses                         103,802          22,963          87,932
                                      ----------      ----------      ----------
Income (loss) before income taxes        (42,943)         27,342         (49,262)
  Income taxes                           (19,632)         14,393         (15,847)
                                      ----------      ----------      ----------
  CILCORP Other
     income (loss)                    $  (23,311)     $   12,949      $  (33,415)
                                      ==========      ==========      ==========

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

Leveraged lease income decreased 42% in 2002, compared to 2001, primarily as a result of a $2.0 million loss related to a reduction in the estimated residual value on one of the leveraged leases. The income tax expense related to leveraged lease income was $2.0 million, $2.1 million, and $3.2 million for 2002, 2001, and 2000, respectively.

Leveraged lease income decreased 35% in 2001, compared to 2000, due to a $2.4 million pre-tax gain in 2000 resulting from CIM's refinancing of certain leveraged lease investments and the termination of a lease in the first quarter of 2001.

Gas marketing revenue increased 35% and gas purchased for resale increased 32% in 2002, compared to 2001, due to significant increases in gas marketing sales at CVI subsidiary CILCORP Energy Services Inc.

Gas marketing revenue increased 91% in 2001, compared to 2000, while gas purchased for resale increased 92% at CVI subsidiary CILCORP Energy Services Inc. due to increased gas marketing sales and higher natural gas prices.

Other revenue decreased 74% in 2002, compared to 2001, mainly due to the expiration of a services contract in 2002.

Other revenue decreased 72% in 2001 compared to 2000. In 2000, there was a $5.8 million pre-tax gain on the sale of stock options of McLeod USA, Inc. The Holding Company received the options as part of the sale of QST Communications in August 1998.

In 2001, the $83.9 million credit to fuel for generation and purchased power represents the effect of CILCO's settlement of the out-of-market long-term coal contract, resulting in the Holding Company's removal of an $80 million preacquisition contingency accrual related to this contract. The entire preacquisition contingency accrual related to this contract was extinguished on the Holding Company's balance sheet at December 31, 2001. The Holding Company also reversed a $4.0 million preacquisition contingency accrual related to the settlement of the 1999 and 2000 CILCO FAC reconciliations. See related discussion at Item 1. Business, Business of CILCO, Fuel Supply - Coal.

Operating expenses increased 100% in 2002, compared to 2001, primarily due to the write-off of receivables. The decrease in operating expenses in 2001, compared to 2000, was primarily due to pension and postretirement benefit expenses. The market value of the assets and liabilities of these plans was adjusted on the Holding Company's balance sheet at the time of acquisition by AES. Following these adjustments, the net periodic benefit costs are separately calculated and recorded at CILCORP consolidated and CILCO. This resulted from reversal of a portion of pension and postretirement benefit expenses recorded at CILCO, which were previously accrued by the Holding Company at the time of its acquisition by AES.

Depreciation and amortization decreased 92% in 2002, compared to 2001, following the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) in January 2002. SFAS 142 requires that goodwill and intangible assets that have indefinite useful lives be tested at least annually for impairment rather than be amortized. Accordingly, the Holding Company ceased goodwill amortization, which was approximately $15.3 million, in 2001. See related discussion in Note 1 to the Consolidated Financial Statements.

Interest expense decreased 6% in 2002, compared to 2001, mainly due to the retirement of CILCORP Inc.'s medium-term notes in 2001 and lower short-term debt in 2002. This decrease was partially offset by interest on deferred compensation arrangements for two former officers.

The income tax benefit increased significantly during 2002, compared to 2001, due to a greater loss before income taxes.

Income taxes increased in 2001, compared to 2000, due to higher net income resulting primarily from the elimination of the preacquisition liability related to the out-of-market long-term coal contract.

QST ENTERPRISES DISCONTINUED OPERATIONS

QST Enterprises Inc. (QST) and QST Energy Inc. (QST Energy) ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999. Accordingly, the results of QST and its subsidiaries are reported as discontinued operations. An initial loss provision was recorded for the discontinued energy operations in 1998. Subsequent purchase accounting adjustments included additional discontinued operations loss accruals for QST. See also CILCORP Note 17 - QST Enterprises Discontinued Operations and CILCORP
Note 19 - Restatement, of Item 8. Financial Statements and Supplementary Data.

The following table summarizes the loss from operations of discontinued businesses, net of tax.


                                                                                      Restated(1)
                                                                              --------------------------
                                                        2002                   2001                2000
                                                                          (In thousands)
QST, net of tax of
  $(47) and $(1,095)                                   $   (73)             $ (1,665)            $     --
                                                       -------              --------             --------
                                                       $   (73)             $ (1,665)            $     --
                                                       =======              ========             ========

---------------
(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

QST's financial results for 2002 and 2001 were in excess of the discontinued operations liability and are shown as losses for those periods. The results for 2000 were reflected in the discontinued operations liability, resulting in no net income or loss.

Beginning in 1999, QST Energy was involved in litigation against two of its California commercial customers. On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits. A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at the time of settlement. A preacquisition contingency of $4.5 million had been accrued related to this litigation. The remaining receivable of $7.0 million at QST Energy was written off during the third quarter of 2001, resulting in the loss recorded as QST Enterprises Discontinued Operations during 2001. This loss was partially offset by the reversal of the $4.5 million preacquisition contingency accrual.


RESULTS OF OPERATIONS - CENTRAL ILLINOIS LIGHT COMPANY

Refer to Results of Operations - CILCORP Inc. and Subsidiaries for a discussion of the Results of Operations for Central Illinois Light Company Segments: CILCO Electric Operations, CILCO Gas Operations and CILCO Other.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING

CILCORP's net cash flows provided by operating activities totaled $100.8 million for 2002, compared to $88.9 million for 2001 (as restated), and $97.1 million for 2000 (as restated). Cash provided from operations increased in 2002, primarily due to higher cash earnings resulting from favorable weather and increased sales to non-regulated electric customers in Illinois outside CILCO's service territory. These increases were partially offset by changes in working capital requirements. Cash flow from operations remained relatively constant in 2001 compared to 2000.

CILCO's net cash flows provided by operating activities totaled $118.6 million for 2002, compared to $106.0 million for 2001, and $117.4 million for 2000. Cash provided from operations increased in 2002, primarily due to higher cash earnings resulting from favorable weather and increased sales to non-regulated electric customers in Illinois outside CILCO's service territory. These increases were partially offset by changes in working capital requirements. Cash flow from operations decreased in 2001 compared to 2000.

The tariff-based gross margin of the rate-regulated utility operating company continues to be the principal source of cash from operating activities. The Company's diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows.


PENSION FUNDING

CILCORP and CILCO made no cash contributions to the defined benefit retirement plans during 2002. However, at December 31, 2002, CILCORP and CILCO recorded respective minimum pension liabilities of $51.2 million and $28.9 million, net of taxes, which resulted in a charge to Accumulated Other Comprehensive Income
(OCI) and a reduction to stockholders' equity.

Based on the performance of plan assets through December 31, 2002, the Company expects to be required under the Employee Retirement Income Security Act of 1974 to fund less than $1 million in 2003 and approximately $5 million in 2004. These amounts are estimated and may change based on actual stock market performance, changes in interest rates and any pertinent changes in governmental regulations. Ameren intends to merge CILCO's plans with Ameren's plans. Based on performance of plan assets through December 31, 2002, Ameren expects to be required to fund approximately $150 million to $175 million annually, including CILCO, in 2005, 2006 and 2007. CILCO's portion is expected to be approximately $17 million of these annual amounts. See Benefit Plan Accounting under Accounting Matters - Critical Accounting Policies.


INVESTING

CILCORP's net cash used in investing activities was $131.2 million in 2002, compared to $51.4 million in 2001, and $60.0 million in 2000. CILCO's net cash used in investing activities was $131.1 million in 2002, compared to $53.8 million in 2001 and $60.4 million in 2000. In 2002, construction expenditures were $124.4 million (2001 - $51.3 million; 2000 - $55.5 million), consisting primarily of nitrogen oxide (NOx) reduction equipment expenditures at the Edwards and Duck Creek generating stations (see Environmental section below), replacements and improvements to the existing electric transmission and distribution and natural gas distribution systems.

For the five-year period 2003 through 2007, construction expenditures for CILCORP and CILCO are estimated to be approximately $350 million, of which approximately $100 million is expected in 2003. This estimate also includes capital expenditures for additions, replacements and improvements to existing electric and gas transmission and distribution facilities as well as for compliance with NOx control regulations as discussed in Environmental below. CILCO expects to finance its 2003 capital expenditures primarily with funds provided by operating activities supplemented, if necessary, by external capital sources. Future funds provided by operations may be affected by the deregulation of the electric and natural gas utility industries.

CILCORP and CILCO's capital expenditure program is subject to periodic review and revision, and actual capital expenditures may vary from these estimates because of numerous factors. These factors include, but are not limited to, changes in business conditions, changes in environmental regulations, changes in load growth estimates, increasing costs of labor, equipment and materials, and cost of capital.


ENVIRONMENTAL

We are subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission, and distribution facilities, our activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. Our activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, we assess their applicability and implement the necessary modifications to our facilities or their operations, as required.

The U. S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004.

As a result of these state requirements, CILCORP and CILCO estimate spending an additional $42 million (including cost of removal) for NOx reduction equipment in 2003. A total of $69.7 million was spent in 2002.

CILCO also estimates future capital expenditures for a landfill and return water line at the Duck Creek plant could range from $15 million to $30 million by 2007. See related discussion in Environmental Matters - Clean Air Act.


FINANCING

CILCORP's cash flows provided by financing activities totaled $44.0 million in 2002, compared to cash flows used in financing activities of $38.3 million in 2001, and $36.4 million in 2000. CILCO's cash flows provided by financing activities totaled $22.3 million in 2002, compared to cash flows used in financing activities of $48.5 million in 2001, and $56.7 million in 2000. Principal financing activities for the three year period included CILCO's issuance of a two year secured term loan, offset by redemptions of short-term debt, long-term debt and preferred stock, as well as payments of dividends.


SHORT-TERM DEBT AND LIQUIDITY

Short-term debt consisted of commercial paper and bank loans at subsidiary, CILCO. At December 31, 2002, CILCO had committed credit facilities, expiring at various dates during 2003, totaling $60 million, all of which were unused. These credit facilities support CILCO's commercial paper program under which $10 million was outstanding at December 31, 2002. Based on these outstanding commercial paper borrowings, $50 million was available under CILCO's committed credit facilities at December 31, 2002.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $695 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. CILCORP participates in Ameren's non-utility money pool arrangement, which provides it access to up to $600 million of committed liquidity, subject to reduction based on use by other pool participants, which may also be supplemented by available cash balances among pool participants.

CILCO had a $30 million committed credit facility which matured in November 2002. This facility is not expected to be replaced.

At December 31, 2002, Ameren and its subsidiaries had committed credit facilities, expiring at various dates between 2003 and 2005, totaling $695 million, excluding EEI of $45 million and AmerenUE's nuclear fuel lease facilities of $120 million. This amount does not include CILCO's $60 million of committed credit facilities. Ameren's utility money pool arrangement, under which AmerenUE, AmerenCIPS and Ameren Services may borrow, provides access to $695 million of liquidity. Ameren's non-utility money pool, under which CILCORP Inc. and its non rate-regulated subsidiaries, Generating Company and other of Ameren's non rate-regulated subsidiaries may borrow, provides access to $600 million of this liquidity. These committed credit facilities are used to support Ameren's and AmerenUE's commercial paper programs under which $250 million was outstanding at December 31, 2002. Based on commercial paper outstanding at December 31, 2002, $445 million was unused and available under these committed credit facilities and available for borrowing through either the utility money pool or non-utility money pool.

In July 2002, Ameren entered into new committed credit agreements for $400 million in revolving credit facilities to be used for general corporate purposes, including support of commercial paper programs. These facilities are accessible through both of Ameren's money pool arrangements. The $400 million in new facilities includes a $270 million 364-day revolving credit facility and a $130 million 3-year revolving credit facility. The 3-year facility has a $50 million sub-limit for the issuance of letters of credit. These new credit facilities replaced AmerenUE's $300 million revolving credit facility. These amounts are included in the total committed credit facilities of $695 million mentioned above.

Ameren had a $200 million committed credit facility which matured in December 2002. Ameren expects to replace this bank credit agreement with two new credit facilities and expects to extend or replace its other committed credit facilities upon their respective maturities. These credit facilities make borrowings available at various interest rates based on LIBOR, agreed rates and other options.

In addition to committed credit facilities, a further source of liquidity for Ameren is available cash and cash equivalents. At December 31, 2002, Ameren had $628 million of cash, all of which was available for borrowings under the utility money pool and/or non-utility money pool. In early 2003, Ameren paid a total of approximately $500 million, using cash on hand, to acquire CILCORP and Medina Valley.

CILCORP and CILCO rely on access to short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by operating cash flows. The inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact CILCORP and CILCO's ability to maintain and grow their businesses. Based on current credit ratings, CILCORP and CILCO believe that they will continue to have access to the capital markets. However, events beyond their control may create uncertainty in the capital markets such that the cost of capital would increase or the ability to access the capital markets would be adversely affected.

The following table summarizes available borrowing capacity under CILCO's committed lines of credit and credit agreements as of December 31, 2002.


                                                   Amount of commitment expiration per period
                                                                (In millions)

                                             Total       Less than      1 - 3       4 - 5      After 5
                                           committed      1 year        years       years       years
Lines of credit and credit agreements      $      60     $      60     $    --     $    --     $    --
Other commercial commitments                      --            --          --          --          --
                                           ---------     ---------     -------     -------     -------
     Total                                 $      60     $      60     $    --     $    --     $    --
                                           =========     =========     =======     =======     =======

The following tables summarize CILCORP and CILCO's contractual cash obligations as of December 31, 2002.


           CILCORP Inc. and Subsidiaries Contractual Cash Obligations

                                                     Payments Due By Period
                                                          (In millions)
Contractual Cash
Obligations at                                Less than        1-3          4-5           After
December 31, 2002                 Total        1 year         years         years        5 years
Long-Term Debt                  $   818.3     $    26.8     $   119.3     $    50.0     $   622.2

Mandatory Redemption of
  Preferred Stock of
  Subsidiary                         22.0           1.1           3.3          17.6            --

Operating Lease Obligations          12.0           3.1           5.5           2.1           1.3

Purchase Commitments(1)             420.8         193.5         141.7           8.8          76.8
                                ---------     ---------     ---------     ---------     ---------
Total Contractual
Cash Obligations                $ 1,273.1     $   224.5     $   269.8     $    78.5     $   700.3
                                =========     =========     =========     =========     =========

                       CILCO Contractual Cash Obligations

                                                     Payments Due By Period
                                                          (In millions)
Contractual Cash
Obligations at                                Less than        1-3           4-5          After
December 31, 2002                 Total        1 year         years         years        5 years
Long-Term Debt                  $   343.3     $    26.8     $   119.3     $    50.0     $   147.2

Mandatory Redemption of
  Preferred Stock                    22.0           1.1           3.3          17.6            --

Operating Lease Obligations          12.0           3.1           5.5           2.1           1.3

Purchase Commitments(1)             419.5         192.6         141.3           8.8          76.8
                                ---------     ---------     ---------     ---------     ---------
Total Contractual
Cash Obligations                $   796.8     $   223.6     $   269.4     $    78.5     $   225.3
                                =========     =========     =========     =========     =========

(1) Includes electric energy and capacity commitments, gas supply and transportation commitments, and coal and transportation commitments. This table excludes contractual cash obligations for capital expenditures. These items are discussed under Investing within this section.


INDENTURE AND CREDIT AGREEMENT PROVISIONS AND COVENANTS

CILCORP's and CILCO's financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. Many of Ameren and its subsidiaries' committed credit facilities require the borrower to represent, in connection with any borrowing under the facility, that no material adverse change has occurred since certain dates. Ameren and its subsidiaries' financing arrangements do not contain credit rating triggers with the exception of certain triggers within CILCO's financing arrangements.

An event of default will occur under a $25 million CILCO committed credit facility if CILCO fails to maintain a Moody's rating on its senior secured debt above Baa2, and a Fitch credit rating of BBB-. Under agreements governing $4.7 million of CILCO funded bank debt, CILCO must maintain a Moody's investment grade rating or an event of default will occur. Also, under a $100 million funded bank term loan, CILCO must maintain investment grade ratings for its first mortgage bonds from at least two of Standard & Poor's, Moody's and Fitch. As of February 2003, CILCO's senior secured debt ratings from these rating agencies were A-, A2 and BBB, respectively. CILCO's Fitch ratings are on positive credit watch.

At its current ratings level, covenants in CILCORP Inc.'s indenture governing its $475 million senior notes and bonds require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1.0 and an interest coverage ratio of at least 2.2 to 1.0 in order to make any payment of dividends or intercompany loans to affiliates other than its direct and indirect subsidiaries including CILCO. However, in the event CILCORP's senior long-term debt rating from Fitch is increased by one notch to BBB, CILCORP may make any such distribution or intercompany loan without being subject to these tests. At December 31, 2002, CILCORP's debt to capital ratio was 0.60 to 1.0 and its interest coverage ratio was 2.72 to 1.0, calculated in accordance with related provisions in this indenture.

The common stock of CILCO is pledged as security to the holders of CILCORP Inc.'s $475 million of senior notes and bonds.

Covenants in CILCO's $100 million bank term loan require it to maintain a minimum level of common stockholder equity and limit CILCO's ability to pay dividends or otherwise make distributions with respect to its common stock. Any violation of these covenants will result in an event of default under this facility. Under the minimum common equity requirement CILCO must maintain a minimum level of common stockholder equity which increases from the date the facility was entered based on ongoing earnings. The maintenance of this test is determined upon each anniversary of the loan. If this test was performed as of December 31, 2002, the minimum common equity level requirement would equal approximately $301 million. At that date CILCO's common equity, calculated in accordance with this provision, was $329 million. Under the restricted payments provision CILCO may only pay dividends to the Holding Company up to $45 million annually subject to limited carryforward if not fully utilized.

Covenants in Ameren's committed credit facilities require the maintenance of the percentage of total debt to total capital of 60% or less for Ameren, AmerenUE and AmerenCIPS. This covenant does not directly apply to CILCORP or CILCO. As of December 31, 2002, this ratio was approximately 50%, 43% and 50% for Ameren, AmerenUE and AmerenCIPS, respectively. Ameren's committed credit facilities also include indebtedness cross default provisions that could trigger a default under these facilities in the event any subsidiary of Ameren (subject to definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults on indebtedness in excess of $50 million.

Most of Ameren and its subsidiaries' committed credit facilities include provisions related to the funded status of Ameren's pension plan. These provisions either require Ameren to meet minimum ERISA funding requirements or limit the unfunded liability status of the plan. Under the most restrictive of these provisions impacting Ameren facilities totaling $400 million, an event of default will result if the unfunded liability status (as defined in the underlying credit agreements) of Ameren's pension plan exceeds $300 million in the aggregate. Based on the most recent valuation report available to Ameren at December 31, 2002, which was based on January 2002 asset and liability valuations, the unfunded liability status (as defined) was $31 million. Although an updated valuation report will not be available until the second half of 2003, Ameren believes that the unfunded liability status of our pension plans (as defined) could exceed $300 million based on the investment performance of the pension plan assets and interest rate changes since January 1, 2002. As a result, Ameren may need to renegotiate the facility provisions, terminate or replace the affected facilities, or fund any unfunded liability shortfall. Should Ameren elect to terminate these facilities, Ameren believes it would otherwise have sufficient liquidity to manage short-term funding requirements.

At December 31, 2002, Ameren and its subsidiaries were in compliance with their credit agreement provisions and covenants.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2002, neither CILCORP Inc., nor any of its subsidiaries, had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. Neither CILCORP Inc., nor any of its subsidiaries, expect to engage in any significant off-balance sheet financing arrangements in the near future.


LONG-TERM DEBT AND EQUITY

The following table summarizes CILCORP and CILCO's issuances and redemptions of long-term debt for the years ended 2002, 2001 and 2000. For additional information, see Note 5 - Long-Term Debt and Note 6 - Preferred Stock to the consolidated financial statements.

                                                       Month
                                                  Issued/Redeemed       2002            2001             2000
                                                                                   (In thousands)
Issuances -
Long-term Debt:
CILCO
  Secured Term Loan Due 2004                            June          $100,000         $     --        $     --
  Hallock Power Modules Loan
    Due 2000-2004                                        May                --               --           4,000
  Kickapoo Power Modules Loan
    Due 2000-2004                                        May                --               --           4,000
                                                                      --------         --------        --------
Total long-term debt issuances                                        $100,000         $     --        $  8,000
                                                                      ========         ========        ========

Redemptions -
Long-term Debt:
CILCORP
   Medium term Notes,
   Due 2001. Interest rates
   From 8.52% to 9.1%                                    Jul                --           5,000              --
                                                         Aug                --           3,500              --
                                                         Dec                --           9,000              --

CILCO
  Hallock Power Modules Loan
    Due 2000-2004                                        Sep          $    700         $   700         $   250
  Kickapoo Power Modules Loan
    Due 2000-2004                                        Sep               700             700             250
   6.4% Series due 2000                                  Feb                --              --          30,000
                                                                      --------         -------         -------
Total long-term debt redemptions                                      $  1,400         $18,900         $30,500
                                                                      ========         =======         =======

Equity:
CILCO
  Flexible Auction Rate Preferred
    Stock, Class A, no par value                         Jul          $     --         $    --         $25,000
                                                                      --------         -------         -------
Total preferred stock redemptions                                     $     --         $    --         $25,000
                                                                      ========         =======         =======

CREDIT RATINGS

As of February 2003, the ratings by Moody's and Standard & Poor's were as follows:

                                                                                            Standard
                                                                      Moody's               & Poor's
Ameren Corporation:
Issuer/Corporate credit rating                                           A3                     A-
Unsecured debt                                                           A3                   BBB+
Commercial paper                                                        P-2                    A-2

AmerenUE:
Secured debt                                                             A1                     A-
Unsecured debt                                                           A2                   BBB+
Commercial paper                                                        P-1                    A-2


AmerenCIPS:
Secured debt                                                             A1                     A-
Unsecured debt                                                           A2                   BBB+

Generating Company:
Unsecured debt                                                      A3/Baa2                     A-

Standard & Poor's increased the ratings of CILCORP and CILCO subsequent to the acquisition of these entities by Ameren Corporation. As of February 2003, the unsecured debt ratings of CILCORP were BBB+ and Baa2 from Standard & Poor's and Moody's, respectively. The secured debt ratings of CILCO were A- and A2 from Standard & Poor's and Moody's, respectively. Standard & Poor's assigned stable outlooks to the ratings. Moody's also assigned a stable outlook to the ratings for CILCORP and CILCO.

Any adverse change in the ratings may reduce access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.

                               REGULATORY MATTERS

In 2002, all of CILCO's Illinois residential, commercial and industrial customers had choice in electric suppliers. As a provision of the legislation related to the restructuring of the Illinois electric industry (the Illinois
Law), a rate freeze is in effect through January 1, 2007.

The Illinois Law allows a utility to collect transition charges from customers that elect to move from bundled retail rates to market-based rates. Utilities have the right to collect transition charges throughout the transition period that ends January 1, 2007. In March 2000, CILCO filed revised tariff sheets with the ICC eliminating the collection of the customer transition charge. At a March 2000 hearing, the ICC approved CILCO's revised tariffs, thereby eliminating the collection of any customer transition charge. CILCO cannot re-establish the collection of a transition charge until it files, and the ICC approves, revised tariff sheets that reinstate a transition charge.

Under the Illinois Law, we were subject to a residential electric rate decrease of 2% in October 2000 and an additional 1% in October 2002.

The Illinois Law also contains a provision requiring that one-half of excess earnings from the Illinois jurisdiction for the years 1998 through 2006 be refunded to CILCO's Illinois customers. Excess earnings are defined as the portion of the two-year average annual rate of return on common equity in excess of 1.5% of the two-year average of an Index, as defined in the Illinois Law. The Index is defined as the sum of the average for the twelve months ended September 30 of the average monthly yields of the long-term U.S. Treasury bonds, plus 9% for calendar years 2000 through 2004. CILCO's average rates of return on common equity for the two year average at December 31, 2002, were 9.0% as compared to the average index of 16.0%. No refunds are expected to be required for the period of April 1, 2002, through March 31, 2003. For the three years ended December 31, 2002, no refunds were required.

With the enactment of the Illinois Law, electric generation in Illinois became deregulated and competitive. As a result, the accounting principles applicable to rate-regulated enterprises (Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71)) no longer apply to the electric generation portion of CILCO's business. There were no impairments to CILCO assets as a result of transitioning from SFAS 71. Its ability to keep total production costs competitive in a deregulated market will determine whether and to what extent the value of these assets may be impaired in the future.

With electric choice beginning on October 1, 1999, for its industrial customers and some of its commercial customers, and with all other non-residential customers being able to choose their electric supplier on December 31, 2000, CILCO has entered into multi-year contracts with targeted customers representing approximately 40% of total 2002 electric kWh sales to non-residential customers. The contract sales represented approximately 26% ($59 million) of the 2002 commercial and industrial revenue. These contracts, most of which expire in 2004, were designed to capture a significant portion of the margin that the customers paid to CILCO in the most recent twelve months.

The ultimate market price for electricity, the cost for a utility to produce or buy electricity, and the number of customers that may be gained or lost due to customer choice of supplier in Illinois cannot be predicted. As a result, management cannot predict the ultimate impact that the Illinois Law will have on CILCORP's financial position or results of operations, but the effect could be significant. However, CILCO is currently a low-cost provider of electricity, and management will continue to position CILCO for competition by controlling costs, maintaining good customer relations, and developing flexibility to meet individual customer requirements. As of December 31, 2002, all electric customers eligible for choice continue to purchase their electricity supply from CILCO, other than those who self-generate. During the year ended December 31, 2002, CILCO supplied approximately 2.8 million megawatt hours to retail customers outside of its service territory for 2002. CILCO supplied these new customers primarily by purchasing electricity from other suppliers. CILCO made the necessary firm supply and transmission arrangements to meet customer requirements.

                                     OUTLOOK

CILCORP Inc. and its subsidiaries believe there will be challenges to earnings in 2003 and beyond due to industry-wide trends and company-specific issues. The following are expected to put pressure on earnings in 2003 and beyond:

o    Weak economic conditions, which impacts native load demand,

o The adverse effects of rising employee benefit costs, higher insurance costs and increased security costs, and

o    An assumed return to more normal weather patterns.

CILCO is pursuing a gas rate increase of approximately $14 million in Illinois, which it expects to be ruled upon by the ICC by the end of 2003. The Company is also considering additional actions, including modifications to active employee benefits, staffing reductions, accelerating synergy opportunities related to CILCORP's acquisition by Ameren and other initiatives.

In the ordinary course of business, the Company evaluates strategies to enhance its financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase shareholder value. The Company is unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity.


                              ENVIRONMENTAL MATTERS

The Company is subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission, and distribution facilities, the Company's activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. The Company's activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, the Company assesses the applicability and implements the necessary modifications to its facilities or operations, as required. The more significant matters are discussed below.

Clean Air Act

The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of CILCO's projects. Various provisions require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail below.

The Clean Air Act creates a marketable commodity called an SO2 "allowance." All generating facilities over 25 megawatts that emit SO2 must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. All existing generating facilities have been allocated allowances based on a facility's past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. CILCO's generating facilities comply with the SO2 allowance caps through the use of an existing SO2 scrubber, fuel blending and SO2 allowance purchases. CILCO is also considering the possibility of utilizing low sulfur fuels in the future.


The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. Total capital expenditures to meet the NOx emission requirements are estimated to be $125.5 million (including cost of removal), $77.5 million of which was expended through 2002. These costs include the installation of two Selective Catalytic Reduction (SCR) units and combustion control modifications.

On December 31, 2002, the EPA published in the Federal Register revisions to the New Source Review (NSR) programs under the Clean Air Act, including changes to the routine maintenance, repair and replacement exclusions. Various Northeastern states have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to the NSR programs. It is likely that various industries and environmental groups will seek to intervene in that challenge. At this time, CILCO is unable to predict the impact of this challenge on its future financial position, results of operations or liquidity.


National Ambient Air Quality Standards

The EPA is currently working on rulemakings to implement the new National Ambient Air Quality Standards for ozone and particulate matter. These new ambient standards may require significant additional reductions in SO2 and NOx emissions from power plants by 2008. At this time, CILCO is unable to predict the ultimate impact of these revised air quality standards on its future financial position, results of operations or liquidity.

Mercury and Regional Haze Regulations

In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is scheduled to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs to generating systems after 2006. The EPA also issued Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines were to be used by states to mandate pollution control measures for SO2 and NOx emissions. In May 2002, the District of Columbia Circuit Court remanded these rules back to the EPA. The EPA is currently working to address the issues raised by the court decision. These rules could also add significant pollution control costs to our generating system between 2008 and 2012. At this time, CILCO is unable to predict the ultimate impact of these revised air quality standards on our future financial condition, results of operations or liquidity.


Multi-Pollutant Legislation

The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation will be deliberated in Congress in 2003. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of the new National Ambient Air Quality Standards and the Mercury and Regional Haze Regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, CILCO is unable to predict the ultimate impact of the above expected regulations and this legislation on its future financial position, results of operations or liquidity; however, the impact could be material.

Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the President's initiatives on CILCO are unknown. Coal-fired power plants are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, CILCO's compliance costs with any mandated federal greenhouse gas reductions in the future could be material.

Clean Water Act

In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. A final action on the proposed rules is expected by August 2003. The proposed rule may require CILCO to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. CILCO's compliance costs associated with the final rules are unknown.

In October 2002, CILCO submitted a corrective action plan to the Illinois EPA
(IEPA) in accordance with permit conditions to address ground water issues associated with the recycle pond and ash ponds at the Duck Creek facility. In January 2003, the IEPA accepted portions of the plan but rejected other portions as being inadequate.

Future actions will entail, at a minimum, the closure of two ash ponds, replacement of a return water line, construction of a landfill and remedial actions to treat water in the recycle pond and an ash pond. CILCO recorded an $8.5 million liability on the balance sheet in 2002 for the remediation effort related to the water treatment for the recycle pond and an ash pond. In addition, CILCO estimates future capital expenditures for the landfill and return water line could range from $15 million to $30 million by 2007. See Note 1 - Summary of Significant Accounting Policies - for further discussion of the costs related to the closure of two ash ponds.


Remediation

CILCO owns or is otherwise responsible for four former manufactured gas plant
(MGP) sites in Illinois. The ICC permits the recovery of remediation and litigation costs associated with certain former MGP sites located in Illinois from Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC.

Remediation at two of the four sites was completed and "No Further Remediation" letters were received in 1999 and 2000. Groundwater sampling continues at the third site and a plan has been filed with the IEPA for additional investigation at the site. Remediation of the site is expected to be completed in 2004. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the fourth site, which is pending further studies. In 2002, CILCO spent approximately $0.2 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $1.1 million liability is recorded on the balance sheet, representing its minimum obligation expected for these remediation activities. Total costs incurred through December 2002, less amounts recovered from customers, have been deferred as a regulatory liability on the Balance Sheet. Through December 31, 2002, CILCO has recovered approximately $8.2 million in remediation costs from its customers. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

Asbestos Related Litigation

CILCO has been named, along with numerous other parties, in several lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. The cases have been filed in the Circuit Courts of Madison, Cook and Peoria Counties in Illinois and one case has been filed in Indiana. The number of total defendants named in each case is significant with as many as 87 parties named in a case to as few as 10. The claims filed against CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants. A total of thirteen such lawsuits have been filed against CILCO, of which eleven are pending, one has been settled and one has been dismissed.

                   IMPACT OF FUTURE ACCOUNTING PRONOUNCEMENTS

See Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements.

                          CRITICAL ACCOUNTING POLICIES

ACCOUNTING MATTERS

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with generally accepted accounting principles requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The Company's application of these policies involves judgments regarding many factors, which, in and of themselves, could materially impact the financial statements and disclosures. A future change in the assumptions or judgments applied in determining the following matters, among others, could have a material impact on future financial results. In the table below, the Company has outlined those accounting policies that it believes are most difficult, subjective or complex:

                  Accounting Policy                    Uncertainties Affecting Application

       Regulatory Mechanisms and Cost Recovery
                                                       o    Regulatory environment, external regulatory decisions
The Company defers costs as regulatory assets in            and requirements
accordance with SFAS 71 and makes investments that     o    Anticipated future regulatory decisions and their
it is assumed will be collected in future rates.            impact
                                                       o    Impact of deregulation and competition on ratemaking
                                                            process and ability to recover costs

Basis for Judgment

The Company determines that costs are recoverable based on previous rulings by state regulatory authorities in jurisdictions where the Company operates or other factors that lead it to believe that cost recovery is probable. CILCO has no stranded costs as a result of deregulation of electric generation in Illinois.

              Environmental and Legal
                    Obligations                        o    Extent of contamination
                                                       o    Responsible party determination
The Company accrues for all known                      o    Approved methods for cleanup and
environmental contamination where                           requirements imposed by regulators
remediation can be reasonably                          o    Present and future legislation and
estimated, but some of the                                  governmental regulations and standards
Company's operations have existed                      o    Results of ongoing research and
for over 85 years and previous                              development regarding environmental
contamination may be unknown. The                           impacts
Company accrues for legal                              o    Probability of settlement or outcomes of
obligations when it is believed                             litigation
the probability of the obligation                      o    Estimation of environmental remediation
occurring is more likely than not,                          and legal obligation costs
and a range of costs can be
determined.

Basis for Judgment

The Company determines the proper amounts to accrue for environmental contamination and legal obligations based on internal and third party estimates.
Environmental obligations are based on clean-up costs in the context of current remediation standards and available technology. Legal obligations are based on the Company's prior experience and an analysis of similar obligations with other companies.

         Unbilled Revenue

At the end of each period, the                         o   Projecting customer energy usage
Company estimates, based on                            o   Estimating impacts of weather and other
expected usage, the amount of                              usage-affecting factors for the unbilled
revenue to record for services                             period
that have been provided to
customers, but not billed. This
period can be up to one month.

Basis for Judgment

The Company determines the proper amount of unbilled revenue to accrue each period based on the volume of energy delivered as valued by a model of billing cycles and historical usage rates and growth by customer class for its service area, as adjusted for the modeled impact of seasonal and weather variations based on historical results.

     Benefit Plan Accounting

Based on actuarial calculations,                       o    Future rate of return on pension and
the Company accrues costs of                                other plan assets
providing future employee benefits                     o    Interest rates used in valuing benefit
in accordance with SFAS 87, 106                             obligations
and 112.  See Note 3 -                                 o    Healthcare cost trend rates
Postemployment and Postretirement                      o    Timing of employee retirements
Benefits to the Consolidated
Financial Statements.

Basis for Judgment

The Company utilizes a third party consultant to assist it in evaluating and recording the proper amount for future employee benefits. The ultimate selection of the discount rate, healthcare trend rate and expected rate of return on pension assets is based on the review of available current, historical and projected rates, as applicable.

          Derivative Financial Instruments
                                                       o    Market conditions in the energy industry, especially
The Company records all derivatives at their fair           the effects of price volatility on contractual commodity
market value in accordance with SFAS 133. The               commitments
identification and classification of a derivative      o    Regulatory and political environments and requirements
and the fair value of such derivative must be          o    Fair value estimations on longer term contracts
determined. The Company designates certain             o    Complexity of financial instruments and accounting rules
derivatives as hedges of future cash flows. See        o    Effectiveness of derivatives that have been designated
Note 9 - Accounting for Price Risk Management               as hedges
Activities to the Consolidated Financial
Statements.

Basis for Judgment

The Company determines whether a transaction is a derivative versus a normal purchase or sale based on historical practice and the Company's intention at the time it enters a transaction. The Company utilizes actively quoted prices, prices provided by external sources, and prices based on internal models, and other valuation methods to determine the fair market value of derivative financial instruments.

                    Goodwill

The Company follows the nonamortization approach       o    Method for determining fair value
for purchased goodwill and certain intangibles in      o    Market prices for equity securities or
accordance with SFAS 142, "Goodwill and Other               assets and liabilities
Intangible Assets." The Company annually assesses      o    Projections of future cash flows
whether its goodwill is impaired and performs an       o    Interest rates used in valuing goodwill
assessment more frequently if events occur
indicating possible impairment. As of December
31, 2002, CILCORP had net goodwill of $579
million.

Basis for Judgment

The Company determines whether goodwill is impaired based on internal and third party estimates of the value of its assets and liabilities.

                  Leveraged Leases

The Company accounts for its Investments in            o    Market conditions of the industry of the
Leveraged Leases in Accordance with SFAS 13,                leased asset that might affect the residual
"Accounting for Leases." As required by SFAS 13,            value at the end of the lease terms. This
the Company reviews its estimated residual value            would include: the real estate markets where
as well as all other important assumptions                  each of the assets are located; the rail
affecting estimated total net income from the               industry; the aerospace industry and energy
leases. SFAS 13 requires the rate of return                 market where the asset is located.
and total income of a lease to be recalculated         o    Management judgment as to whether
if there is a permanent decline in the estimated            impairments are other than temporary.
residual value below the value currently used to
calculate income.

Basis for Judgment

The Company determines whether the residual value has been "permanently impaired" based on an internal review as well as periodic third party review of the residual value.

In addition to the above Critical Accounting Policies, CILCO has a policy to expense as incurred all costs associated with major maintenance projects.

EFFECTS OF INFLATION AND CHANGING PRICES

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

                           FORWARD-LOOKING INFORMATION

Statements made in this annual report which are not based on historical facts are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in subsequent securities filings, could cause results to differ materially from management expectations as suggested by such "forward-looking" statements:

     o changes in laws and other governmental actions, including monetary and fiscal policies;

     o the impact on us of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;

     o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;

     o the effects of participation in a FERC approved Regional Transmission Organization, including activities associated with the Midwest Independent Transmission System Operator, Inc.;

     o availability and future market prices for fuel and purchased power, electricity and natural gas, including the use of financial and derivative instruments and volatility of changes in market prices;

     o   average rates for electricity in the Midwest;

     o   business and economic conditions;

     o the impact of the adoption of new accounting standards on the application of appropriate technical accounting rules and guidance;

     o   interest rates and the availability of capital;

     o   actions of rating agencies and the effects of such actions;

     o   weather conditions;

     o the effects of strategic initiatives, including acquisitions and divestitures;

     o the impact of current environmental regulations on utilities and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;

     o future wages and employee benefit costs, including changes in returns of benefit plan assets;

     o disruptions of the capital markets or other events making CILCORP's access to necessary capital more difficult or costly;

     o competition from other generating facilities, including new facilities that may be developed in the future;

     o   difficulties in integrating CILCO with Ameren's other businesses;

     o changes in the coal markets, environmental laws or regulations or other factors adversely impacting synergy assumptions in connection with the CILCORP acquisition;

     o cost and availability of transmission capacity for the energy generated by our generating facilities or required to satisfy our energy sales; and

     o   legal and administrative proceedings.

Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, CILCORP undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

CILCORP Inc. and its subsidiaries (the Company) are exposed to non-trading risks through its daily business activities. These non-trading activities may include the market or commodity price risk related to CILCO's retail tariff activity and the Company's non rate-regulated commodity marketing activities.

The majority of the Company's electricity sales during 2002 were to CILCO retail customers in Illinois under tariffs regulated by the Illinois Commerce Commission (ICC). Gas costs, prudently incurred in connection with sales to customers under tariffs regulated by the ICC, are recovered through the Company's Purchased Gas Adjustment (PGA). Prior to October 29, 2001, prudently incurred costs of fuel used to generate electricity and purchased power costs were recovered from retail customers that purchase energy through regulated tariffs under the Fuel Adjustment Clause (FAC). Thus, through October 28, 2001, there had been very limited commodity price risk associated with CILCO's traditional rate-regulated sales. CILCO filed to eliminate the FAC on September 10, 2001. The ICC approved the elimination of the FAC on October 24, 2001, for bills issued on or after October 29, 2001. While the Company is exposed to increased commodity price risk due to the elimination of the FAC, sufficient purchased power has been placed under contract to limit the Company's exposure to market risk at any given time. When this supply is added to CILCO generation capacity, a reserve margin in excess of 16% results, based on a peak load of 1,270 MW during the 2002 summer cooling season. Since CILCO supplies over 90% of its native load with its generation capacity, generation can be adjusted on a real-time basis to match actual load at any given time. CILCO is subject to the risk that generation becomes unavailable due to forced outages. The Company's historical unplanned outage rate is 5.4%. In the event that CILCO generation and purchased supply is insufficient to meet load requirements, CILCO may have to purchase power from the market at prevailing market rates.

The market risk inherent in the Company's non rate-regulated activities is the potential loss arising from adverse changes in natural gas and electric commodity prices relative to the physical and financial positions that the Company maintains. The prices of natural gas and electricity are subject to fluctuations resulting from changes in supply and demand. The Company is engaged in non rate-regulated electric retail and natural gas sales throughout Illinois, including wholesale power purchases and sales to utilize its electric generating capability. At December 31, 2002, these non rate-regulated activities had net open market price risk positions of approximately 235,000 MWh of electricity and 70,000 Mcf of natural gas. A market price sensitivity of 10% applied to positions open in the next twelve months is not material to the Company. See
Note 9 for a discussion of the Company's use of financial derivatives for hedging purposes. Due to the high correlation between the changes in the value of the financial instrument positions held by the Company and the change in price of the underlying commodity, the net effect on the Company's net income resulting from the change in value of these financial instruments is not expected to be material.

The Company is exposed to interest rate risk as a result of changes in interest rates on borrowings under secured bank loans which have interest rates that are indexed to short-term market interest rates, and refinancing risk in the commercial paper markets. At December 31, 2002, the combined borrowings outstanding under these facilities totaled $114.7 million.

As of December 31, 2002, the Company had approximately $133 million invested in seven leveraged leases. The Company analyzes each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitor counterparty exposure associated with our leveraged leases. The Company also establishes credit limits for these counterparties and monitors the appropriateness of these limits on an ongoing basis through a credit risk management program which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support management such as letters of credit and parental guarantees.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:

                                                                                            Page
                                                                                            ----
                                             CILCORP

Independent Auditors' Report                                                                   56

Consolidated Statements of Income and Comprehensive
  Income                                                                                       57

Consolidated Balance Sheets                                                                 58-59

Consolidated Statements of Cash Flows                                                       60-61

Consolidated Statements of Stockholder's Equity                                                62

Notes to Consolidated Financial Statements                                                 63-100


                                              CILCO

Independent Auditors' Report                                                                  101

Consolidated Statements of Income and Comprehensive
  Income                                                                                      102

Consolidated Balance Sheets                                                               103-104

Consolidated Statements of Cash Flows                                                     105-106

Consolidated Statements of Stockholder's Equity                                               107

Notes to Consolidated Financial Statements                                                108-142

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of CILCORP Inc.
Peoria, Illinois

We have audited the accompanying consolidated balance sheets of CILCORP Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at
Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CILCORP Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 19, the accompanying 2001 and 2000 consolidated financial statements have been restated.

As discussed in Note 1, effective January 1, 2001, CILCORP Inc. and subsidiaries changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." As discussed in
Note 1, effective January 1, 2002, CILCORP Inc. and subsidiaries changed its method of accounting for goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."


DELOITTE & TOUCHE LLP
Indianapolis, IN
April 11, 2003

                          CILCORP Inc. and Subsidiaries
                        Consolidated Statements of Income
                            and Comprehensive Income

                                                    As Restated(1)
                                                    --------------
For the Years Ended December 31          2002            2001            2000
                                                    (In thousands)
Revenue:
CILCO Electric                        $  390,549      $  371,435      $  398,836
CILCO Gas                                211,879         271,434         237,654
CILCO Other                              116,510          96,820          48,354
CILCORP Other                             60,859          50,305          38,670
                                      ----------      ----------      ----------
  Total                                  779,797         789,994         723,514
                                      ----------      ----------      ----------
Operating Expenses:
Cost of Fuel and
  Purchased Power                        237,857         190,576         208,271
Cost of Gas                              184,086         232,347         174,777
Other Operations and Maintenance         144,725         120,557         117,028
Depreciation and Amortization             72,321          86,013          86,810
State and Local Revenue Taxes             28,959          28,181          27,589
Other Taxes                               12,585          11,431          11,857
                                      ----------      ----------      ----------
  Total                                  680,533         669,105         626,332
                                      ----------      ----------      ----------
Fixed Charges and Other:
Interest Expense                          66,073          69,784          71,752
Preferred Stock Dividends
  of Subsidiary                            2,159           2,159           2,977
Allowance for Funds Used During
  Construction                            (1,509)            (18)           (533)
Other                                      1,042           1,354           1,221
                                      ----------      ----------      ----------
Total                                     67,765          73,279          75,417
                                      ----------      ----------      ----------
Income from Continuing
  Operations Before Income Taxes          31,499          47,610          21,765
Income Taxes                               6,841          22,182          10,380
                                      ----------      ----------      ----------
  Net Income from
    Continuing Operations                 24,658          25,428          11,385
Loss from Operations of
  Discontinued Businesses, Net of
  Tax of $(47) and $(1,095)                  (73)         (1,665)             --
                                      ----------      ----------      ----------
Net Income                            $   24,585      $   23,763      $   11,385

Other Comprehensive Loss                 (47,703)        (11,409)           (450)
                                      ----------      ----------      ----------
Comprehensive Income (Loss)           $  (23,118)     $   12,354      $   10,935
                                      ==========      ==========      ==========

(1) See Note 19 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                          CILCORP Inc. and Subsidiaries
                           Consolidated Balance Sheets

Assets (As of December 31)                           2002           2001
                                                              (As Restated(1))
                                                       (In thousands)
Current Assets:
Cash and Temporary Cash Investments               $   31,821     $   18,182
Receivables, Less Allowance for
  Uncollectible Accounts of $1,989 and $1,800         45,075         34,065
Accrued Unbilled Revenue                              48,444         51,399
Fuel, at Average Cost                                 14,724         18,068
Materials and Supplies, at Average Cost               17,691         15,849
Gas in Underground Storage, at Average Cost           27,209         27,067
FAC Underrecoveries                                    1,259          1,255
PGA Underrecoveries                                    2,635          2,974
Prepayments and Other                                 26,240         24,523
                                                  ----------     ----------
  Total Current Assets                               215,098        193,382
                                                  ----------     ----------
Investments and Other Property:
Investment in Leveraged Leases                       132,874        135,504
Other Investments                                     17,850         19,285
                                                  ----------     ----------
  Total Investments and Other Property               150,724        154,789
                                                  ----------     ----------
Property, Plant and Equipment:
Utility Plant, at Original Cost
  Electric                                           739,779        716,857
  Gas                                                245,944        233,278
                                                  ----------     ----------
                                                     985,723        950,135
Less-Accumulated Provision for Depreciation          175,972        126,502
                                                  ----------     ----------
                                                     809,751        823,633
Construction Work in Progress                        104,571         34,340
Other, Net of Depreciation                                22             14
                                                  ----------     ----------
  Total Property, Plant and Equipment                914,344        857,987
                                                  ----------     ----------
Other Assets:
Goodwill, Net of Accumulated Amortization
  of $33,753                                         580,748        580,748
Other                                                 40,130         27,575
                                                  ----------     ----------
  Total Other Assets                                 620,878        608,323
                                                  ----------     ----------
  Total Assets                                    $1,901,044     $1,814,481
                                                  ==========     ==========

(1) See Note 19 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                          CILCORP Inc. and Subsidiaries
                           Consolidated Balance Sheets

Liabilities and Stockholder's Equity (As of December 31)

                                                                                2002                    2001
                                                                                                  (As Restated(1))
                                                                             (In thousands, except share amounts)
Current Liabilities:
Current Portion of Long-Term Debt                                             $   26,750             $    1,400
Notes Payable                                                                     10,000                 63,000
Accounts Payable                                                                  81,010                 76,442
Accrued Taxes                                                                      8,105                 13,736
Accrued Interest                                                                  18,712                 18,392
Other                                                                             16,749                 24,734
                                                                              ----------             ----------
  Total Current Liabilities                                                      161,326                197,704
                                                                              ----------             ----------
Long-Term Debt                                                                   791,028                717,730
                                                                              ----------             ----------
Deferred Credits and Other Liabilities:
Deferred Income Taxes                                                            189,977                204,247
Regulatory Liability of Regulated Subsidiary                                      19,230                 38,662
Deferred Investment Tax Credit                                                    12,958                 14,553
Pension Liabilities                                                              106,797                  5,729
Postretirement Health Care Liabilities                                            61,513                 55,832
Other                                                                             22,536                 21,827
                                                                              ----------             ----------
  Total Deferred Credits and Other Liabilities                                   413,011                340,850
                                                                              ----------             ----------
Preferred Stock of Subsidiary without
  Mandatory Redemption                                                            19,120                 19,120
Preferred Stock of Subsidiary with
  Mandatory Redemption                                                            22,000                 22,000
                                                                              ----------             ----------
Total Preferred Stock of Subsidiary                                               41,120                 41,120
                                                                              ----------             ----------
Stockholder's Equity:
Common Stock, no par value; Authorized 10,000
  Outstanding 1,000                                                                   --                     --
Additional Paid-in Capital                                                       519,433                518,833
Retained Earnings                                                                 34,688                 10,103
Accumulated Other Comprehensive Loss                                             (59,562)               (11,859)
                                                                              ----------             ----------
  Total Stockholder's Equity                                                     494,559                517,077
                                                                              ----------             ----------
  Total Liabilities and Stockholder's Equity                                  $1,901,044             $1,814,481
                                                                              ==========             ==========

(1) See Note 19 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                          CILCORP Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                          As Restated(1)
                                                          --------------
For the Years Ended December 31                2002            2001            2000
                                                          (In thousands)
Cash Flows from Operating
  Activities:
Net Income from Continuing
  Operations Before Preferred
  Dividends                                 $   26,817      $   27,587      $   14,362

Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Non-Cash Leveraged Lease Income and
      Investment Income                         (1,836)         (4,071)         (7,645)
    Coal Contract Settlement                        --         (90,574)             --
    Non-Cash FAC Refund                             --          (4,045)             --
    Intangible Items                                --           6,438              --
    Other Non-Cash Items                            --             247              --
    Cash Receipts in Excess of Debt
      Service on Leveraged Leases                6,815           9,611          10,397
    Depreciation and Amortization               72,321          86,013          86,810
    Deferred Income Taxes,
      Investment Tax Credit and
      Regulatory Liability of
      Subsidiary, Net                           (3,338)         12,308         (16,255)
Changes in Operating Assets and
  Liabilities:
    (Increase) Decrease in Accounts
      Receivable and Accrued
      Unbilled Revenue                          (8,131)         58,199         (58,492)
    Decrease (Increase) in
      Inventories                                1,360          (3,589)         (6,950)
    (Decrease) Increase in Accounts
      Payable                                    4,518         (25,997)         69,256
    (Decrease) Increase in Accrued
      Taxes                                     (4,999)         (1,667)          4,582
    (Increase) Decrease in Other
      Assets                                   (21,129)          5,635             265
    Increase in Other
      Liabilities                               28,400          12,776             750
                                            ----------      ----------      ----------
Net Cash Provided by
  Operating Activities                         100,798          88,871          97,080
                                            ----------      ----------      ----------
Net Cash Provided by (Used in)
  Operating Activities of
  Discontinued Operations                           --           7,377            (202)
                                            ----------      ----------      ----------
Net Cash Provided by
   Operating Activities                        100,798          96,248          96,878
                                            ----------      ----------      ----------


Cash Flows from Investing
  Activities:
Additions to Plant                            (124,400)        (51,255)        (55,532)
Other                                           (6,800)           (195)         (4,446)
                                            ----------      ----------      ----------
Net Cash Used in Investing
  Activities                                  (131,200)        (51,450)        (59,978)
                                            ----------      ----------      ----------
Cash Flows from Financing
  Activities:
Net (Decrease) Increase in
  Short-Term Debt                              (53,000)        (52,300)         23,400
  Long-Term Debt Retired                        (1,400)        (18,900)        (30,500)
  Long-Term Debt Issued                        100,000              --           8,000
Preferred Stock Redeemed                            --              --         (25,000)
Common Dividends Paid                               --         (15,000)         (9,300)
Preferred Dividends Paid                        (2,159)         (2,159)         (2,977)
Additional Paid-in Capital                         600          50,000              --
                                            ----------      ----------      ----------
Net Cash Provided by (Used in)
  Financing Activities                          44,041         (38,359)        (36,377)
                                            ----------      ----------      ----------
Net Increase in Cash and
  Temporary Cash Investments                    13,639           6,439             523
Cash and Temp. Cash Investments
  at Beginning of Period                        18,182          11,743          11,220
                                            ----------      ----------      ----------
Cash and Temporary Cash
  Investments at End of Period              $   31,821      $   18,182      $   11,743
                                            ==========      ==========      ==========

(1) See Note 19 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                          CILCORP Inc. and Subsidiaries
                Consolidated Statements of Stockholder's Equity

                                                                                                     Other
                                                                       Add'l                        Compre-
                                            Common Stock             Paid in         Retained       hensive
                                          Shares     Amount          Capital         Earnings       Income         Total
                                                               (In thousands, except share amounts)
 Balance 1/1/00, as
   restated(1)                             1,000    $      --        $468,833       $    (745)     $     --       $468,088

 Cash Dividend
   Declared on Common
   Stock                                                                               (9,300)                      (9,300)
 Additional Minimum
   Liability of
   Non-Qualified
   Pension Plan,
   net of $(299)
   taxes                                                                                               (450)          (450)
 Net Income                                                                            11,385                       11,385
                                         -------      ---------      --------       ---------      --------       --------
 Balance 12/31/00, as
   restated(1)                             1,000      $      --      $468,833       $   1,340      $   (450)      $469,723

 AES Equity Contribution                                               50,000                                       50,000
 Cash Dividend
   Declared on Common
   Stock                                                                              (15,000)                     (15,000)
 Additional Minimum
   Liability of
   Pension Plans,
   net of $(6,047)
   taxes, as restated(1)                                                                             (9,201)        (9,201)
 SFAS 133, net of
   $(1,451) taxes, as
     restated(1)                                                                                     (2,208)        (2,208)
 Net Income                                                                            23,763                       23,763
                                         -------      ---------      --------       ---------      --------      --------
 Balance 12/31/01,
   as restated(1)                          1,000      $      --      $518,833       $  10,103      $(11,859)     $ 517,077

 AES Equity Contribution                                                  600                                          600
 Additional Minimum
   Liability of
   Pension Plans,
   net of $(33,678)
   taxes                                                                                            (51,215)       (51,215)
 SFAS 133, net of
   $2,308 taxes                                                                                       3,512          3,512
 Net Income                                                                            24,585                       24,585
                                         -------      ---------      --------       ---------      --------       --------
 Balance 12/31/02                          1,000      $      --      $519,433       $  34,688      $(59,562)      $494,559
                                         =======      =========      ========       =========      ========       ========

(1) See Note 19 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                                  CILCORP INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CILCORP Inc. (the Holding Company), Central Illinois Light Company (CILCO), QST Enterprises Inc.
(QST) and its subsidiaries QST Energy Inc. (QST Energy) and CILCORP Infraservices Inc. (CILCORP Infraservices), and CILCORP's other subsidiaries (collectively, CILCORP or the Company) after elimination of significant intercompany transactions. In the fourth quarter of 1998, the operations of QST and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices) were discontinued and, therefore, are being reported as discontinued operations in the financial statements. Prior year amounts have been reclassified on a basis consistent with the 2002 presentation.

At December 31, 2002, CILCORP Inc., a public utility holding company, was a wholly-owned subsidiary of The AES Corporation (AES). On April 29, 2002, AES announced an agreement with Ameren Corporation to sell 100 percent of its ownership interest in CILCORP. See Note 18 - Subsequent Event. CILCO, the Holding Company's principal business subsidiary, is engaged in the generation, transmission, distribution and sale of electric energy in an area of approximately 3,700 square miles in central and east-central Illinois, and the purchase, distribution, transportation and sale of natural gas in an area of approximately 4,500 square miles in central and east-central Illinois. Other Holding Company first-tier subsidiaries are CILCORP Investment Management Inc.
(CIM), which manages the Company's investment portfolio and CILCORP Ventures Inc. (CVI), which pursues investment opportunities in energy-related products and services.

RESTATEMENT

The financial statements as of and for the years ended December 31, 2001 and 2000 have been restated. See Note 19 -- Restatement for additional information.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ACCOUNTING CHANGES AND OTHER MATTERS

In January 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The impact of that adoption resulted in no cumulative effect charge to the income statement, and a cumulative effect adjustment of $1.7 million, net of taxes, to Accumulated Other Comprehensive Income (OCI), which increased common stockholders' equity. See
Note 9 - Accounting for Price Risk Management Activities for further information.

In January 2002, the Company adopted SFAS No. 141, "Business Combinations" (SFAS
141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement. Adoption of SFAS 142 resulted in annual goodwill amortization of $15.3 million ceasing in 2002.

For the Year Ended December 31,

                                                                                   Restated(1)
                                                                              -----------------------
                                                             2002               2001            2000
                                                                          (In thousands)
Reported net income                                        $24,585            $23,763         $11,385
Add back: Goodwill amortization                                 --             15,331          15,541
                                                           -------            -------         -------
Adjusted net income                                        $24,585            $39,094         $26,926
                                                           =======            =======         =======

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

CILCORP's assessment of goodwill at December 31, 2002, resulted in no impairment. SFAS 141 and SFAS 142 were utilized for Ameren's acquisition of CILCORP and AES Medina Valley Cogen (No. 4), LLC and will result in a change in goodwill at the Holding Company based on Ameren's acquisition price and the assignment of new fair values to assets and liabilities. See Note 18 - Subsequent Event for further information.

The Company is adopting SFAS 143, "Accounting for Asset Retirement Obligations" (SFAS 143), in the first quarter of 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires the Company to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, the Company is required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect the estimate of fair value.

Historically, the Company has included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which depreciation rates were determined. SFAS 143 requires the Company to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances unless they are legal obligations under SFAS
143. Further, the Company is required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation related to non rate-regulated plant assets and reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities are not considered obligations as defined by SFAS 143.

The Company is finalizing its evaluation of the impact of adopting SFAS 143. Upon adoption of this standard, the Company expects to recognize asset retirement obligations related primarily to retirement costs for ash ponds at the Duck Creek generating facility. In addition to these obligations, the Company has determined that certain other asset retirement obligations exist, but the Company is unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. The Company does not believe that these obligations, when incurred, will have a material adverse impact on its financial position, results of operations or liquidity. At this time, the Company has not determined the amount of net gain or loss, if any, to be recognized upon adoption of SFAS 143 for its non rate-regulated plant balances.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses, but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 did not have any effect on the Company's financial position, results of operations or liquidity in 2002.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), was issued in April 2002. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 shall be applied in years beginning after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. Management has determined that adoption of SFAS 145 has no effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires an entity to recognize, and measure at fair value, a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this statement will have a material effect on the consolidated financial statements.

During 2002, the Company adopted the provisions of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3), that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), the Company's accounting practice was to present all settled energy purchase or sale contracts within the Company's power risk management program on a gross basis in Electric Revenues and in Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract.

In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. The Company adopted and applied this guidance to 2002 and 2001, which had no impact on previously reported revenues, costs, earnings or stockholders' equity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

Employees of the Company previously participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. As permitted under SFAS 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for this plan. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, the Company did not recognize any compensation expense related to the plan using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS 123, the Company's consolidated earnings would have decreased by $2.7 million, $1.4 million, and $.3 million in 2002, 2001, and 2000, respectively. The Company does not expect SFAS 148 to have any effect on its financial position, results of operations or liquidity in 2003.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45), was issued in November 2002. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. These recognition provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002. The Company does not expect the recognition provisions of FIN 45 to have a material impact on its financial position or results of operations.

REGULATION

CILCO is a public utility subject to regulation by the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC) with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

CILCO is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for certain of its rate-regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

The Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois
Law) became effective in Illinois in December 1997. Among other provisions, this law began a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier.

Due to the Illinois Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71.

Regulatory assets included on the Consolidated Balance Sheets at December 31, 2002, and 2001, were as follows:


                                                                                  2002                 2001
                                                                                                    (As restated)(1)
                                                                                         (In thousands)
 Included in current assets:
  Fuel and gas cost adjustments                                                  $ 3,894               $ 4,229
  SFAS 133 gas cost adjustment derivatives
    (included in prepayments and other)                                              571                 4,119
  Coal tar remediation cost - estimated current
    (included in prepayments and other)                                              757                   825
                                                                                 -------               -------
    Costs included in current assets                                               5,222                 9,173
                                                                                 -------               -------
 Included in other assets:
  Coal tar remediation cost, net of recoveries                                       296                    23
  Clean air permit fees                                                               13                    17
  Regulatory tax asset                                                             5,218                 4,085
  Deferred gas costs                                                                  --                    14
  Unamortized loss on reacquired debt                                              2,206                 2,448
                                                                                 -------               -------
     Future costs included in other assets                                         7,733                 6,587
                                                                                 -------               -------
       Total regulatory assets                                                   $12,955               $15,760
                                                                                 =======               =======

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Regulatory assets at December 31, 2002, were related to CILCO's rate-regulated electric and gas distribution activities. CILCO's regulatory assets do not earn a current rate of return. Regulatory liabilities, consisting of deferred tax items of approximately $19.2 million and $45.4 million at December 31, 2002, and 2001, respectively, and deferred taxes for investment tax credits of approximately $4.3 million and $5.3 million at December 31, 2002 and 2001, respectively, were primarily related to CILCO's electric and gas transmission and distribution operations.

CILCO's electric generation-related identifiable assets, no longer subject to SFAS 71, included in the balance sheet at December 31, 2002, and 2001, were as follows:

                                                     2002            2001
                                                               (As restated)(1)
                                                       (In thousands)
Property, Plant and Equipment                     $  303,834      $  303,013
Less: Accumulated Depreciation                        33,021          33,230
                                                  ----------      ----------
                                                     270,813         269,783
Construction Work in Progress                         82,493          13,811
                                                  ----------      ----------
Net Property, Plant and Equipment                    353,306         283,594
Fuel, at Average Cost                                 14,724          18,068
Materials and Supplies, at Average Cost               10,373           9,033
SO2 Allowance Inventory                                1,736           1,598
                                                  ----------      ----------
Total Identifiable Electric Generation Assets     $  380,139      $  312,293
                                                  ==========      ==========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Accumulated deferred income taxes and investment tax credits associated with electric generation property at December 31, 2002, and 2001, were approximately $62.0 million and $62.3 million, respectively, and investment tax credits were approximately $4.8 million and $5.5 million at December 31, 2002, and 2001, respectively. AFUDC equity is not applied to generation plant additions, as these expenditures are related to non rate-regulated activities.


OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric, gas, and non rate-regulated energy and energy services revenues include service provided but unbilled at year end. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Substantially all CILCO gas system sales rates include a Purchased Gas Adjustment clause. This clause provides for the recovery of changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of gas to recognize overrecoveries or underrecoveries of allowable costs. The cumulative effects are deferred on the balance sheets as a current asset or current liability (see Regulation) and adjusted by refunds or collections through future billings to customers. CILCO's former electric energy rates included a similar Fuel Adjustment Clause (FAC). CILCO filed a proposal to eliminate the FAC on September 10, 2001. Tariffs eliminating the FAC became effective October 29, 2001.


SIGNIFICANT CUSTOMER

Caterpillar Inc. (Caterpillar) is CILCO's largest industrial customer. Gas revenues, electric revenues, and sales of other services to Caterpillar were 7.7%, 7.3% (as restated), and 6.5% of CILCO's total revenue for 2002, 2001, and 2000, respectively. Sales to Caterpillar from all continuing CILCORP subsidiaries represented 8.8%, 9.5% (as restated), and 7.5% of CILCORP consolidated operating revenue from continuing operations for 2002, 2001, and 2000, respectively. See Note 10 - Statements of Segments of Business of Item 8. Financial Statements and Supplementary Data.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 2002, CILCO had net receivables of $38.5 million, of which approximately $3.1 million was due from Caterpillar.

See Note 16 for a discussion of receivables related to CILCORP Investment Management Inc.'s leveraged lease portfolio.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximate fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $22.1 million at both December 31, 2002, and December 31, 2001, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of Long-Term Debt, including current maturities, was $916.7 million at December 31, 2002, and $729.4 million at December 31, 2001. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the rate-regulated portions of CILCO's business. See Note 9 for fair value of derivative financial instruments.


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of equity and borrowed funds capitalized is reported in fixed charges. In accordance with the FERC formula, the composite AFUDC rates used in 2002, 2001, and 2000 were 6.2%, 4.8% and 6.9%, respectively. AFUDC equity is not applied to generation plant additions, as these expenditures are related to non rate-regulated activities.


DEPRECIATION AND MAINTENANCE

Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.5%, 3.5%, and 3.7% for electric for 2002, 2001, and 2000, respectively, and 4.7%, 4.7%, and 4.6% for gas for 2002, 2001, and 2000, respectively. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.

GOODWILL

The excess purchase price over the fair value of the assets acquired and the liabilities assumed by AES in its 1999 acquisition of CILCORP was allocated to goodwill at the Holding Company. Through December 2001, goodwill was being amortized using the straight-line method over a 40-year period. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a nonamortization approach for purchased goodwill and certain intangibles. See Note 18 - Subsequent Event.


IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. See Accounting Changes and Other Matters relating to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."


INCOME TAXES

The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. The Company will file a consolidated federal income tax return with AES for 2002. The Company makes income tax payments to AES based on its consolidated taxable income, calculated in the same manner as if CILCORP was not part of the AES consolidated group. Income taxes are allocated to the Company's subsidiaries based on their respective taxable income or loss.


CONSOLIDATED STATEMENTS OF CASH FLOWS

The Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

Cash paid for interest and income taxes was as follows:

                     2002         2001         2000
                             (In thousands)
Interest           $ 71,285     $ 73,542     $ 75,171
Income taxes       $ 21,073     $  9,450     $ 27,496

RESTRICTED CASH

CILCO has restricted cash of $7.9 million and $12.9 million at December 31, 2002, and 2001, respectively, within Prepayments and Other on the Consolidated Balance Sheets.

COMPANY-OWNED LIFE INSURANCE POLICIES

The following amounts related to company-owned life insurance contracts, issued by a major insurance company, are included in Other Investments:

                                        2002          2001
                                         (In thousands)
Cash surrender value of contracts     $ 73,902      $ 69,234
Borrowings against contracts           (69,634)      (65,314)
                                      --------      --------
  Net investment                      $  4,268      $  3,920
                                      ========      ========

Interest expense related to borrowings against company-owned life insurance, included in "Other" on the Consolidated Statements of Income and Comprehensive Income, was $5.3 million, $4.9 million, and $4.3 million for 2002, 2001, and 2000, respectively.


NOTE 2 - INCOME TAXES

Total income tax expense for 2002 resulted in an effective tax rate of 21.6% on earnings before income taxes (47.0% in 2001 (as restated) and 47.8% in 2000 (as restated)). The principal reasons such rates differ from the statutory federal rate for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                          As Restated(1)
                                                       -------------------
                                           2002         2001         2000
Statutory federal income tax rate:          35.0%        35.0%        35.0%
                                          ------       ------       ------
Increases (decreases)from:
Depreciation differences                    (3.8)         3.4         (5.7)
Amortization of investment tax
  credit                                    (5.1)        (3.6)        (7.5)
State income taxes                           4.6          5.0          4.9
Goodwill amortization                         --         12.0         25.0
Preferred dividends of subsidiary and
   other permanent differences               2.2          0.9          4.7
Tax provision adjustment                     (.5)         1.0         (2.6)
Affordable housing tax credits              (6.2)        (4.6)        (8.5)
Company-owned life insurance                (4.8)        (2.8)        (5.0)
AES transaction costs amortization          (2.3)         (.7)         3.2
Taxable salvage                              2.0           .8          3.0
Other differences                             .5           .6          1.3
                                          ------       ------       ------
  Total                                    (13.4)        12.0         12.8
                                          ------       ------       ------
Effective income tax rate                   21.6%        47.0%        47.8%
                                          ======       ======       ======

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

Components of income tax expense for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                         As Restated(1)
                                                     ----------------------
                                         2002          2001          2000
                                                  (In thousands)
Current income taxes
Federal                                $ 10,609      $  5,922      $ 19,691
State                                     2,882         1,579         4,062
                                       --------      --------      --------
  Total current income taxes             13,491         7,501        23,753
                                       --------      --------      --------
Deferred income taxes, net
Property-related deferred income
  Taxes                                  (4,304)      (11,850)      (14,244)
Leveraged leases                             54          (586)          554
Pension expenses                          1,900         4,233        (2,065)
Environmental reserve                    (3,358)           --            --
Other postemployment benefits
  expenses                               (6,042)       (2,151)        4,056
Gas in underground storage                1,182           718          (788)
Amortization of debt discounts,
  premiums and expenses                     (33)          (99)          482
CILCO Executive Deferred
  Compensation Plan                         361           170           609
Pension shortfall & VEBA                    134           172          (648)
Out-of-market contract                    7,846        22,053            --
Sale of McLeod options                   (2,290)        2,290            --
Other                                      (552)          241           304
                                       --------      --------      --------
  Total deferred income taxes, net       (5,102)       15,191       (11,740)
                                       --------      --------      --------
Investment tax credit amortization       (1,595)       (1,605)       (1,633)
                                       --------      --------      --------
Total income tax expense               $  6,794      $ 21,087      $ 10,380
                                       ========      ========      ========

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

Total income tax expense presented within the Consolidated Statements of Income and Comprehensive Income was as follows:

                                                   As Restated(1)
                                               ----------------------
                                   2002          2001          2000
                                            (In thousands)
Income taxes from continuing
  operations                     $  6,841      $ 22,182      $ 10,380
Tax on loss from
  operations of discontinued
  businesses                          (47)       (1,095)           --
                                 --------      --------      --------
Total income tax expense         $  6,794      $ 21,087      $ 10,380
                                 ========      ========      ========

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

Total deferred income taxes, net, includes deferred state income taxes of $(575.1), $3,321, and $(1,637), for the years 2002, 2001, and 2000, respectively.

The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on the Company's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of Allowance for Funds Used During Construction and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 2002, and 2001, were as follows:


December 31,                                        2002         2001
                                                           (As restated)(1)
                                                    (In thousands)
   Deferred tax asset - non-property              $ 72,028     $ 42,094
   Deferred tax liabilities:
   Deferred tax liability - property               155,401      140,816
   Deferred tax liability - leases                 106,604      105,525
                                                  --------     --------
   Accumulated deferred income tax liability      $262,005     $246,341
                                                  ========     ========
   Accumulated deferred income tax liability,
     net of deferred tax assets                   $189,977     $204,247
                                                  ========     ========

---------------
(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statements of Income and Comprehensive Income:

                                                          As Restated(1)
                                                      ----------------------
                                          2002          2001          2000
                                                   (In thousands)
Net change in deferred income tax
  liability                             $(14,270)     $  5,670      $(38,979)
Change in tax effects of income tax
  related regulatory assets and
  liabilities                            (20,565)       10,973          (430)
 Deferred tax recorded through
   purchase accounting                        --        (8,121)       29,725
 Nonqualified pension shortfall           33,588         6,140           602
 SFAS 133                                 (2,309)        1,451            --
 Other                                    (1,546)         (922)       (2,658)
                                        --------      --------      --------
Deferred income tax benefit for the
  period from continuing operations     $ (5,102)     $ 15,191      $(11,740)
                                        ========      ========      ========

---------------
(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS


POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $.8 million and $1.4 million at December 31, 2002, and 2001, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.


PENSION BENEFITS

The majority of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:


                                 2002         2001          2000
                                         (In thousands)
Operating expenses             $  2,193     $ (2,592)     $ (2,186)
Utility plant and other             234           --            --
                               --------     --------      --------
Net pension costs (income)     $  2,427     $ (2,592)     $ (2,186)
                               ========     ========      ========

The components of net periodic benefit costs were as follows:

                                         2002          2001          2000
                                                  (In thousands)
Service cost                           $  3,866      $  3,032      $  3,320
Interest cost                            21,568        21,856        21,504
Expected return on plan assets          (24,608)      (27,486)      (30,212)
Amortization of past service cost            18            --            --
Recognized actuarial loss (gain)          1,583             6          (508)
Loss recognized due to curtailment
  and special termination benefits           --            --         3,710
                                       --------      --------      --------
Net benefit cost (income)              $  2,427      $ (2,592)     $ (2,186)
                                       ========      ========      ========

During 2000, CILCO recognized $3.7 million of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status was as follows:


                                                                               2002             2001
Change in Benefit Obligations
Benefit obligation at beginning of period                                   $  320,137       $  289,182
Service cost                                                                     3,866            3,032
Interest cost                                                                   21,569           21,856
Amendments                                                                         417               --
Actuarial loss                                                                  31,081           30,127
Benefits paid                                                                  (23,964)         (24,060)
                                                                            ----------       ----------
Benefit obligation at end of period                                         $  353,106       $  320,137
                                                                            ==========       ==========
Change in Plan Assets
Fair value of assets at beginning of period                                 $  284,426       $  316,684
Actual return on assets                                                        (19,148)          (8,582)
Company contributions                                                              510              384
Benefits paid                                                                  (23,964)         (24,060)
                                                                            ----------       ----------
Fair value of assets at end of period                                       $  241,824       $  284,426
                                                                            ==========       ==========

Funded status at end of period                                              $ (111,282)      $  (35,711)
Unrecognized actuarial loss                                                    130,361           57,106
Unrecognized prior service cost                                                    399               --
                                                                            ----------       ----------
Net amount recognized                                                       $   19,478       $   21,395
                                                                            ==========       ==========

Amounts recognized in the statement of financial position consisted of:

Prepaid benefit cost                                                        $   25,463       $   26,098
Accrued benefit liability                                                     (107,290)         (20,734)
Intangible asset                                                                   415               34
Accumulated other comprehensive income                                         100,890           15,997
                                                                            ----------       ----------
Net amount recognized                                                       $   19,478       $   21,395
                                                                            ==========       ==========
Assumptions as of end of period
Discount rate                                                                     6.25%            7.00%
Expected return on plan assets                                                    9.00%            9.00%
Rate of compensation increase                                                     3.50%            3.50%

At December 31, 2002, and 2001, CILCORP recognized an additional minimum liability on the balance sheets of $51.5 million and $9.2 million, respectively, for plans in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $353.1 million, $323.7 million, and $241.8 million, respectively, as of December 31, 2002 (all five plans); $163.4 million, $154.9 million, and $134.1 million, respectively, as of December 31, 2001 (two plans).

POSTRETIREMENT HEALTH CARE BENEFITS

CILCO has three non-pension postretirement benefit plans. These plans are health care plans covering three different groups of employees and retirees. Two of these plans are non-contributory except for participants retired under various early retirement windows, and one of the plans was amended effective in 2002 to provide for participant contributions.

Postretirement health care benefit costs were charged as follows:

                                       2002         2001         2000
                                               (In thousands)
Operating expenses                   $  7,457     $  4,047     $  3,303
Utility plant and other                 2,781        2,061        1,783
                                     --------     --------     --------
  Net postretirement health care
    benefit costs                    $ 10,238     $  6,108     $  5,086
                                     ========     ========     ========

The components of net periodic benefit costs were as follows:

                                             2002          2001          2000
                                                      (In thousands)
Service cost                               $  1,815      $  1,579      $  1,480
Interest cost                                 9,684         8,107         7,775
Expected return on plan assets               (3,177)       (3,780)       (4,551)
Recognized actuarial loss                     1,916           202            --
Loss recognized due to curtailment and
  special termination benefits                   --            --           382
                                           --------      --------      --------
Net benefit cost                           $ 10,238      $  6,108      $  5,086
                                           ========      ========      ========

During 2000, CILCO recognized $0.4 million of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status was as follows:

                                                   2002             2001
                                                      (In thousands)
Change in Benefit Obligations
Benefit obligation at beginning of period       $  117,396       $  107,212
Service cost                                         1,815            1,579
Interest cost                                        9,684            8,107
Plan participants' contributions                       273              233
Actuarial loss                                      35,895            8,668
Benefits paid                                       (9,225)          (8,403)
                                                ----------       ----------
Benefit obligation at end of period             $  155,838       $  117,396
                                                ==========       ==========
Change in Plan Assets
Fair value of assets at beginning of period     $   41,099       $   48,105
Actual return on assets                             (2,839)            (974)
Company contributions                                4,582            2,138
Plan participants' contributions                       273              233
Benefits paid                                       (9,225)          (8,403)
                                                ----------       ----------
Fair value of assets at end of period           $   33,890       $   41,099
                                                ==========       ==========

Funded status at end of period                  $ (121,948)      $  (76,297)
Unrecognized actuarial loss                         60,535           20,540
                                                ----------       ----------
Accrued benefit cost                            $  (61,413)      $  (55,757)
                                                ==========       ==========
Assumptions as of end of period
Discount rate                                         6.25%            7.00%
Expected return on plan assets                        9.00%            9.00%

For measurement purposes, an 11.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0 percent for 2011 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                     1-Percentage-      1-Percentage-
                                     Point Increase     Point Decrease
                                     --------------     --------------
Effect on total of service and
  interest cost components           $          765     $         (733)
Effect on postretirement benefit
  obligation                         $        9,197     $       (9,016)

SAVINGS PLAN

CILCO sponsors a savings plan for eligible employees. The plan allows employees to contribute a portion of their base pay in accordance with specified guidelines. CILCO matches a percentage of the employee contribution up to certain limits. CILCO's matching contribution to the savings plan totaled $1.2 million in each of the years 2002, 2001 and 2000.

NOTE 4 - SHORT-TERM DEBT

Short-term debt at December 31, 2002, consisted of $10.0 million (interest rate of 2.05%) of CILCO commercial paper. Short-term debt at December 31, 2001, included $20.0 million (average interest rate of 2.3%) of Holding Company bank borrowings and $43.0 million (average interest rate of 3.2%) of CILCO commercial paper.

The Holding Company no longer has any committed credit facilities. CILCO had arrangements for committed credit facilities totaling $60 million, all of which were unused at December 31, 2002, and are used to support CILCO's commercial paper program. These facilities were maintained by commitment fees ranging from ..09 of 1% per annum to .15 of 1% per annum in lieu of balances. Based on outstanding commercial paper borrowings, $50 million was available under CILCO's committed credit facilities at December 31, 2002.

CILCO's financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. An event of default will occur under a $25 million CILCO committed credit facility if CILCO fails to maintain a Moody's rating on its senior secured debt above Baa2, and a Fitch credit rating of BBB-. As of February 2003, CILCO's senior secured debt rating from the rating agencies were A2 and BBB, respectively. CILCO's Fitch ratings are on positive credit watch.

NOTE 5 - LONG-TERM DEBT


At December 31,                                       2002            2001
                                                         (In thousands)
CILCO First Mortgage Bonds
    7 1/2% series due 2007                         $   50,000      $   50,000
    8 1/5% series due 2022                             65,000          65,000
Medium-term Notes
    6.82% series due 2003                                  --          25,350
    6.13% series due 2005                              16,000          16,000
    7.8% series due 2023                               10,000          10,000
    7.73% series due 2025                              20,000          20,000
Pollution Control Refunding Bonds
    6.5% series F due 2010                              5,000           5,000
    6.2% series G due 2012                              1,000           1,000
    6.5% series E due 2018                             14,200          14,200
    5.9% series H due 2023                             32,000          32,000
CILCO Bank Loans*
    Hallock Substation Power Modules due 2004           1,650           2,350
    Kickapoo Substation Power Modules due 2004          1,650           2,350
    Secured Term Loan due 2004                        100,000              --
                                                   ----------      ----------
                                                      316,500         243,250
Unamortized premium and discount on
  long-term debt, net                                    (472)           (520)
                                                   ----------      ----------
      Total CILCO                                  $  316,028      $  242,730
                                                   ----------      ----------

CILCORP Inc. Senior Notes 8.7% due 2009               225,000         225,000
CILCORP Inc. Senior Bonds 9.375% due 2029             250,000         250,000
                                                   ----------      ----------
     Total long-term debt                          $  791,028      $  717,730
                                                   ==========      ==========

*Interest rates in the periods during which such rates apply vary depending on selection of certain defined rate modes. The average interest rates for the year 2002, were as follows:

         Hallock                    3.03%
         Kickapoo                   3.03%
         Secured Term Loan          2.87%

CILCO's long-term debt (excluding power module bank loans, which are secured by the property financed by such borrowings) is secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding rate-regulated utility long-term debt are being amortized over the lives of the respective issues. CILCORP Inc.'s long-term debt is secured by a pledge of all of the common stock of CILCO.

Scheduled maturities of long-term debt are $103.3 million in 2004, $16.0 million in 2005, and $50.0 million in 2007. The remaining maturities of long-term debt of $622.2 million occur in 2008 and beyond.

The 2003 and 2002 maturities of long-term borrowings have been classified as current liabilities as of December 31, 2002 and 2001, respectively.

CILCORP and CILCO's financial agreements include customary default provisions that could impact the continued availability of credit or results in the acceleration of repayment. Under the Hallock and Kickapoo Substation Power Module agreements, CILCO must maintain a Moody's investment grade rating or an event of default will occur. The $100 million secured term loan requires CILCO to maintain investment grade ratings for its first mortgage bonds from at least two of Standard & Poor's, Moody's and Fitch. As of February 2003, CILCO's senior secured debt ratings from these rating agencies were A-, A2 and BBB, respectively. CILCO's Fitch ratings are on positive credit watch.

Covenants in CILCO's $100 million secured term loan require it to maintain a minimum level of common stockholder equity and limit CILCO's ability to pay dividends or otherwise make distributions with respect to its common stock. Any violation of these covenants will result in an event of default under this facility. Under the minimum common equity requirement CILCO must maintain a minimum level of common stockholder equity which increases from the date the facility was entered based on ongoing earnings. The maintenance of this test is determined upon each anniversary of the loan. If this test was performed as of December 31, 2002, the minimum common equity level requirement would equal approximately $301 million. At that date CILCO's common equity, calculated in accordance with this provision, was $329 million. Under the restricted payments provision CILCO may only pay dividends to the Holding Company up to $45 million annually subject to limited carryforward if not fully utilized.

At its current ratings level, covenants in CILCORP Inc.'s indenture governing its $475 million senior notes and bonds require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1.0 and an interest coverage ratio of at least 2.2 to 1.0 in order to make any payment of dividends or intercompany loans to affiliates other than its direct and indirect subsidiaries including CILCO. However, in the event CILCORP's senior long-term debt rating from Fitch is increased by one notch to BBB, CILCORP may make any such distribution or intercompany loan without being subject to these tests. At December 31, 2002, CILCORP's debt to capital ratio was 0.60 to 1.0 and its interest coverage ratio was 2.72 to 1.0, calculated in accordance with related provisions in this indenture.

At December 31, 2002, CILCORP Inc. and its subsidiaries were in compliance with their indenture and credit agreement provisions and covenants.

The common stock of CILCO is pledged as security of the holders of CILCORP Inc.'s $475 million of senior notes and bonds.

NOTE 6 - PREFERRED STOCK

PREFERRED STOCK OF SUBSIDIARY


At December 31,                                   2002         2001
                                                  (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
   Without mandatory redemption
     4.50% series - 111,264 shares              $ 11,126     $ 11,126
     4.64% series - 79,940 shares                  7,994        7,994
Class A, no par value, authorized
  3,500,000 shares
   With mandatory redemption
     5.85% series - 220,000 shares                22,000       22,000
                                                --------     --------
        Total preferred stock                   $ 41,120     $ 41,120
                                                ========     ========

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms. All preferred shares of stock have voting rights. Those voting rights are one vote per share on all questions submitted to shareholders. One vote of the preferred shares is equal to one vote of the common shares. The liquidation preference related to Series A Preferred Stock is that in an involuntary or voluntary liquidation, the stockholder receives $100 per share plus accrued dividends.

The total annual dividend requirement for preferred stock outstanding at December 31, 2002, is $2.2 million.


PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 2002, were as follows:

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


PREFERENCE STOCK OF SUBSIDIARY, CUMULATIVE

CILCO has authorized 2,000,000 shares of no par value, preference stock, of which none have been issued.

NOTE 7 - COMMITMENTS & CONTINGENCIES

CILCO's 2003 capital expenditures are estimated to be $100 million, which includes normal and customary purchase commitments at December 31, 2002.

CILCO acts as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

On February 21, 2002, CILCO and the International Brotherhood of Electrical Workers Local 51 (IBEW) agreed to extend the existing contract through June 30, 2004. The contract provides for 3% wage increases in each of the two years of the extension. The IBEW represents 335 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with CILCO on February 23, 2001. This agreement expires on July 1, 2006, and provides for 4% wage increases in each of the first two years of the contract and for 3% wage increases in each of the final three years of the contract. The NCF&O represents 176 CILCO power plant people.

The Company is subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission, and distribution facilities, The Company's activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. The Company's activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, the Company assesses the applicability and implements the necessary modifications to its facilities or operations, as required. The more significant matters are discussed below.

The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of CILCO's projects. Various provisions require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail below.

The Clean Air Act creates a marketable commodity called an SO2 "allowance." All generating facilities over 25 megawatts that emit SO2 must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. All existing generating facilities have been allocated allowances based on a facility's past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. CILCO's generating facilities comply with the SO2 allowance caps through the use of an existing SO2 scrubber, fuel blending and SO2 allowance purchases. CILCO is also considering the possibility of utilizing low sulfur fuels in the future.

The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. Total capital expenditures to meet the NOx emission requirements are estimated to be $125.5 million (including cost of removal), $77.5 million of which was expended through 2002. These costs include the installation of two Selective Catalytic Reduction (SCR) units and combustion control modifications.

On December 31, 2002, the EPA published in the Federal Register revisions to the New Source Review (NSR) programs under the Clean Air Act, including changes to the routine maintenance, repair and replacement exclusions. Various Northeastern states have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to the NSR programs. It is likely that various industries and environmental groups will seek to intervene in that challenge. At this time, CILCO is unable to predict the impact of this challenge on its future financial position, results of operations or liquidity.

The EPA is currently working on rulemakings to implement the new National Ambient Air Quality Standards for ozone and particulate matter. These new ambient standards may require significant additional reductions in SO2 and NOx emissions from power plants by 2008. At this time, CILCO is unable to predict the ultimate impact of these revised air quality standards on its future financial position, results of operations or liquidity.

In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is scheduled to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs to generating systems after 2006. The EPA also issued Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines were to be used by states to mandate pollution control measures for SO2 and NOx emissions. In May 2002, the District of Columbia Circuit Court remanded these rules back to the EPA. The EPA is currently working to address the issues raised by the court decision. These rules could also add significant pollution control costs to our generating system between 2008 and 2012. At this time, CILCO is unable to predict the ultimate impact of these revised air quality standards on our future financial condition, results of operations or liquidity.

The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation will be deliberated in Congress in 2003. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of the new National Ambient Air Quality Standards and the Mercury and Regional Haze Regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, CILCO is unable to predict the ultimate impact of the above expected regulations and this legislation on its future financial position, results of operations or liquidity; however, the impact could be material.

Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the President's initiatives on CILCO are unknown. Coal-fired power plants are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, CILCO's compliance costs with any mandated federal greenhouse gas reductions in the future could be material.

In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. A final action on the proposed rules is expected by August 2003. The proposed rule may require CILCO to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. CILCO's compliance costs associated with the final rules are unknown.

In October 2002, CILCO submitted a corrective action plan to the Illinois EPA
(IEPA) in accordance with permit conditions to address ground water issues associated with the recycle pond and ash ponds at the Duck Creek facility. In January 2003, the IEPA accepted portions of the plan but rejected other portions as being inadequate. Future actions will entail, at a minimum, the closure of two ash ponds, replacement of a return water line, construction of a landfill and remedial actions to treat water in the recycle pond and an ash pond. CILCO recorded an $8.5 million liability on the balance sheet in 2002 for the remediation effort related to the water treatment for the recycle pond and an ash pond. In addition, CILCO estimates future capital expenditures for the landfill and return water line could range from $15 million to $30 million by 2007. See Note 1 - Summary of Significant Accounting Policies - for further discussion of the costs related to the closure of two ash ponds.

CILCO owns or is otherwise responsible for four former manufactured gas plant
(MGP) sites in Illinois. The ICC permits the recovery of remediation and litigation costs associated with certain former MGP sites located in Illinois from Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC.

Remediation at two of the four sites was completed and "No Further Remediation" letters were received in 1999 and 2000. Groundwater sampling continues at the third site and a plan has been filed with the IEPA for additional investigation at the site. Remediation of the site is expected to be completed in 2004. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the fourth site, which is pending further studies. In 2002, CILCO spent approximately $0.2 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $1.1 million liability is recorded on the balance sheet, representing its minimum obligation expected for these remediation activities. Total costs incurred through December 2002, less amounts recovered from customers, have been deferred as a regulatory liability on the Balance Sheet. Through December 31, 2002, CILCO has recovered approximately $8.2 million in remediation costs from its customers. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO has been named, along with numerous other parties, in several lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. The cases have been filed in the Circuit Courts of Madison, Cook and Peoria Counties in Illinois and one case has been filed in Indiana. The number of total defendants named in each case is significant with as many as 87 parties named in a case to as few as 10. The claims filed against CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants. A total of thirteen such lawsuits have been filed against CILCO, of which eleven are pending, one has been settled and one has been dismissed.

On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a new Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001-2003. On November 28, 200l, EPMI demanded that CILCO post $28 million in collateral based on mark to market exposure of open transactions. On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and pursuant to the termination provisions of the Master Agreement declared the Master Agreement terminated effective December 20, 2001. Due to contractual provisions and EPMI's and Enron's actions, management does not believe that it is probable that CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases. Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U. S. Bankruptcy Court for the Southern District of New York. Thereafter, CILCO purchased replacement power to serve its retail customers which had previously been partially supported by the EPMI transactions. While the ultimate outcome is unpredictable, management does not believe that EPMI's defaults under the Master Agreement, its filing for bankruptcy protection, CILCO's termination of the Master Agreement, or CILCO's purchase of replacement electricity will have a material adverse effect on CILCO's financial position or results of operations.

On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu per day during calendar year 2002. CILCO received no natural gas deliveries pursuant to this transaction in 2002. On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu per day during the period from November 1, 2001, through March 31, 2002. Since late November 2001, ENA has been unable to deliver natural gas when called upon by CILCO. ENA's failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction. On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York. To the extent that it has been necessary, CILCO has purchased replacement natural gas. Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the Purchased Gas Adjustment clause, management does not believe ENA's failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCO's financial position or results of operations.

On December 10, 2002, EPMI filed a complaint against AES, Constellation New Energy, Inc., f/k/a AES New Energy Inc. and CILCO in the United States Bankruptcy Court for the Southern District of New York. With respect to CILCO, EPMI alleges that it is owed $31.2 million under the Master Agreement. CILCO disputes that any amount is owed EPMI based on the clear language of the Master Agreement, Section 553 of the Bankruptcy Code and EPMI's misconduct prior to entering the Master Agreement and continuing through the date of its bankruptcy filing. AES has agreed to undertake CILCO's defense in this proceeding and intends to vigorously contest these claims. Due to CILCO's contractual and other defenses to EPMI's claims, as well as certain provisions related to the sale of CILCO to Ameren Corporation, management does not believe the results of this litigation will have a material adverse effect on CILCO's financial position or results of operations.

NOTE 8 - LEASES

The Company leases certain equipment, buildings and other facilities under operating leases. As of December 31, 2002, rental expense totaled $4.9 million (2001 - $4.3 million; 2000 - $4.8 million). Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2002, are $12.0 million in total. Payments due during the years ending December 31, 2003, through December 31, 2007, are $3.1 million, $2.4 million, $1.8 million, $1.3 million and $1.1 million, respectively.


NOTE 9 - ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

The Company utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. Since January 1, 2001, all derivative transactions have been accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Transactions and Hedging Activities" (SFAS 133), as interpreted and amended. SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value unless they are determined to be normal purchases and normal sales as outlined in SFAS 133 and subsequent DIG (Derivative Implementation Group) conclusions. Several of the Company's contracts have been determined to be normal purchases and normal sales (power purchase contracts for example). For all derivatives not determined to be normal purchases and normal sales, changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Substantially all of the Company's derivatives qualify as cash flow hedges or have been determined to be normal purchases and normal sales. Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings. In addition, under SFAS 133, any ineffective portion of the gain or loss is recognized in earnings immediately. All of the Company's cash flow hedges are highly effective, and therefore, because any ineffectiveness is immaterial, all gains and losses have been recorded in OCI until the hedged transaction affects earnings. If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized in earnings. If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

The Company recorded the effects of implementation of SFAS 133 in OCI as a change in accounting principle. The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001. These derivatives were related to non rate-regulated activities and were accounted for as fully-effective cash-flow hedges as determined through correlation analyses performed throughout the year. The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax credit of $1.7 million.

Gains/losses on derivatives that hedge non rate-regulated activities are reflected in operating results when the hedged commitments are recognized. The net loss reflected in operating results from derivative financial instruments for non rate-regulated activities for the year ended December 31, 2002, was $5.4 million for natural gas (included in Gas Purchased for Resale). There were no outstanding derivative financial instruments for electricity during the year ended December 31, 2002. The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI when hedged transactions affected earnings. All open derivative positions hedging anticipated transactions are then marked-to-market with the change in fair value being recorded in OCI. The net effect of these adjustments was to record an after-tax credit in OCI in the amount of $3.5 million for the year ended December 31, 2002. The after-tax balance in OCI associated with these open derivative positions and unrealized gains/losses on settled positions related to hedged anticipated transactions at December 31, 2002, was a credit of $1.3 million. The corresponding asset is reflected on the balance sheet in prepayments and other. The portion of OCI for open positions reflects hedges of natural gas sales of 1,960,000 MMBtu for commitments through March 2004. Approximately $0.8 million of OCI related to derivative financial instruments as of December 31, 2002, is expected to be recognized as an increase to operating earnings over the next twelve months based on market prices as of December 31, 2002. The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

During 2002, the Company utilized derivatives in its rate-regulated gas business to manage the volatility of cash flows relative to customers charged the Purchased Gas Adjustment (PGA). The derivatives utilized included collars (a combination of a put option and a call option) and financial futures contracts. Mark-to-market gains and losses on PGA-related positions are recorded as regulatory assets or liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). For the year ended December 31, 2001, losses of $4.1 million were recorded in regulatory assets. The corresponding liability is reflected on the balance sheet in Other Current Liabilities. For the year ended December 31, 2002, gains of $0.8 million were recorded in regulatory liabilities. The corresponding asset is reflected on the balance sheet in prepayments and other. This reflects hedges of natural gas sales of 400,000 MMBtu for commitments through March 2003. As these derivatives settle, the realized gain/loss is credited/charged to the PGA customers resulting in no income affect.

In December 2001, the Financial Accounting Standards Board (FASB) revised its earlier conclusion, Derivatives Implementation Group (DIG) Issue C-15, related to contracts involving the purchase or sale of electricity. Contracts for the purchase or sale of electricity, including capacity contracts with call options, may qualify for the normal purchases and normal sales exemption and are not required to be accounted for as derivatives under SFAS 133. In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business. Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS 133. This revised conclusion was effective beginning April 1, 2002. The Company has determined that its physical contracts qualify for the normal purchases and sales exemption as redefined in DIG Issue C-15 and are not to be accounted for as derivatives under SFAS 133.

NOTE 10 - STATEMENTS OF SEGMENTS OF BUSINESS

The Company has five reportable segments: CILCO Electric, CILCO Gas, CILCO Other, CILCORP Other and Discontinued Operations. The CILCO Electric segment contains the rate-regulated portions of the utility's electric business. The CILCO Gas segment contains the rate-regulated portions of the utility's gas business. The CILCO Other segment contains the non rate-regulated portions of the utility's business. The CILCORP Other segment includes the activities of CILCORP Inc. (the Holding Company), its leasing and investing subsidiaries, CILCORP Investment Management Inc. and CILCORP Ventures Inc., and QST Enterprises Inc. subsidiaries ESE Land Corporation and CILCORP Infraservices Inc. The Discontinued Operations segment includes activities related to certain discontinued subsidiaries of QST Enterprises Inc. The Company's reportable segments are strategic business units managed separately primarily due to the rate-regulated or non rate-regulated nature of the businesses, or due to the type of business activity involved.

                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

For the Year Ended December 31, 2002

                         CILCO            CILCO             CILCO           CILCORP           Discont.
                        Electric            Gas             Other            Other            Operatns.          Total
                                                                (In thousands)
Revenues              $    390,549      $    211,879     $    114,820     $     60,501      $         --      $    777,749
Interest income                 --                --            1,690              358                --             2,048
                      ------------      ------------     ------------     ------------      ------------      ------------
  Total                    390,549           211,879          116,510           60,859                --           779,797
                      ------------      ------------     ------------     ------------      ------------      ------------
Operating
  expenses                 278,380           174,244           96,866           58,722                --           608,212
Depreciation and
  amortization              48,431            22,477               --            1,413                --            72,321
                      ------------      ------------     ------------     ------------      ------------      ------------
  Total                    326,811           196,721           96,866           60,135                --           680,533
                      ------------      ------------     ------------     ------------      ------------      ------------
Interest expense            16,445             5,961               --           43,667                --            66,073
Preferred stock
  dividends                     --                --            2,159               --                --             2,159
Fixed charges and
  other expenses            (1,509)               --            1,042               --                --              (467)
                      ------------      ------------     ------------     ------------      ------------      ------------
Total                       14,936             5,961            3,201           43,667                --            67,765
                      ------------      ------------     ------------     ------------      ------------      ------------
Income (loss)
  from continuing
  oper. before
  income taxes              48,802             9,197           16,443          (42,943)               --            31,499
Income taxes                17,659             3,665            5,149          (19,632)               --             6,841
                      ------------      ------------     ------------     ------------      ------------      ------------
Net income (loss)
  from continuing
  operations                31,143             5,532           11,294          (23,311)               --            24,658
Effect of
  discontinued
  operations                    --                --               --               --               (73)              (73)
                      ------------      ------------     ------------     ------------      ------------      ------------
Segment net
  income (loss)       $     31,143      $      5,532     $     11,294     $    (23,311)     $        (73)     $     24,585
                      ============      ============     ============     ============      ============      ============
Capital
  expenditures        $    110,616      $     13,784     $         --     $         --      $         --      $    124,400
Revenue from
  major customer
  Caterpillar
  Inc                 $     43,017      $      1,078     $     11,215     $     12,977      $         --      $     68,287

Segment assets
  as of Dec. 31       $    821,692      $    280,526     $      5,897     $  1,187,346      $      1,361      $  2,296,822
Consolidation
  adjustments                   62                21               --         (394,774)           (1,087)         (395,778)
                      ------------      ------------     ------------     ------------      ------------      ------------
  Total assets        $    821,754      $    280,547     $      5,897     $    792,572      $        274      $  1,901,044
                      ============      ============     ============     ============      ============      ============

                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

For the Year Ended December 31, 2001 (as restated)(1)

                         CILCO             CILCO             CILCO           CILCORP           Discont.
                        Electric            Gas              Other            Other            Operatns.          Total
                                                                 (In thousands)
Revenues              $    371,435      $    271,434      $     96,062     $     49,820      $         --      $    788,751
Interest income                 --                --               758              485                --             1,243
                      ------------      ------------      ------------     ------------      ------------      ------------
  Total                    371,435           271,434            96,820           50,305                --           789,994
                      ------------      ------------      ------------     ------------      ------------      ------------
Operating
  expenses                 301,268           232,840            89,187          (40,203)               --           583,092
Depreciation and
  amortization              47,604            21,529                --           16,880                              86,013
                      ------------      ------------      ------------     ------------      ------------      ------------
  Total                    348,872           254,369            89,187          (23,323)               --           669,105
                      ------------      ------------      ------------     ------------      ------------      ------------
Interest expense            16,777             6,721                --           46,286                --            69,784
Preferred stock
  dividends                     --                --             2,159               --                --             2,159
Fixed charges and
  other expenses               (18)               --             1,354               --                --             1,336
                      ------------      ------------      ------------     ------------      ------------      ------------
Total                       16,759             6,721             3,513           46,286                --            73,279
                      ------------      ------------      ------------     ------------      ------------      ------------
Income from
  continuing
  oper. before
  income taxes               5,804            10,344             4,120           27,342                --            47,610
Income taxes                 2,523             4,331               935           14,393                --            22,182
                      ------------      ------------      ------------     ------------      ------------      ------------
Net income from
  continuing
  operations                 3,281             6,013             3,185           12,949                --            25,428
Effect of
  discontinued
  operations                    --                --                --               --            (1,665)           (1,665)
                      ------------      ------------      ------------     ------------      ------------      ------------
Segment net
  income (loss)       $      3,281      $      6,013      $      3,185     $     12,949      $     (1,665)     $     23,763
                      ============      ============      ============     ============      ============      ============
Capital
  expenditures        $     36,465      $     14,790      $         --     $         --      $         --      $     51,255
Revenue from
  major customer
  Caterpillar
  Inc                 $     43,894      $      1,724      $      8,463     $     21,096      $         --      $     75,177

Segment assets
  as of Dec. 31       $    733,476      $    295,947      $      5,056     $  1,223,976      $      1,435      $  2,259,890
Consolidation
  adjustments               (2,110)             (781)               --         (441,356)           (1,162)         (445,409)
                      ------------      ------------      ------------     ------------      ------------      ------------
  Total assets        $    731,366      $    295,166      $      5,056     $    782,620      $        273      $  1,814,481
                      ============      ============      ============     ============      ============      ============

(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

                          CILCORP Inc. and Subsidiaries
                       Statements of Segments of Business

For the Year Ended December 31, 2000 (as restated)(1)

                         CILCO              CILCO            CILCO            CILCORP           Discont.
                        Electric             Gas             Other             Other            Operatns.          Total
                                                                  (In thousands)
Revenues              $    398,836      $    237,654      $     47,807      $     38,527      $         --      $    722,824
Interest income                 --                --               547               143                --               690
                      ------------      ------------      ------------      ------------      ------------      ------------
  Total                    398,836           237,654            48,354            38,670                --           723,514
                      ------------      ------------      ------------      ------------      ------------      ------------
Operating
  expenses                 269,742           194,718            52,624            22,438                --           539,522
Depreciation and
  amortization              48,404            21,001                --            17,405                --            86,810
                      ------------      ------------      ------------      ------------      ------------      ------------
  Total                    318,146           215,719            52,624            39,843                --           626,332
                      ------------      ------------      ------------      ------------      ------------      ------------
Interest expense            16,895             6,768                --            48,089                --            71,752
Preferred stock
  dividends                     --                --             2,977                --                --             2,977
Fixed charges and
  other expenses              (533)               --             1,221                --                --               688
                      ------------      ------------      ------------      ------------      ------------      ------------
Total                       16,362             6,768             4,198            48,089                --            75,417
                      ------------      ------------      ------------      ------------      ------------      ------------
Income (loss)
  from continuing
  oper. before
  income taxes              64,328            15,167            (8,468)          (49,262)               --            21,765
Income taxes                23,448             6,430            (3,651)          (15,847)               --            10,380
                      ------------      ------------      ------------      ------------      ------------      ------------
Net income (loss)
  from continuing
  operations                40,880             8,737            (4,817)          (33,415)               --            11,385
Effect of
  discontinued
  operations                    --                --                --                --                --                --
                      ------------      ------------      ------------      ------------      ------------      ------------
Segment net
  income (loss)       $     40,880      $      8,737      $     (4,817)     $    (33,415)     $         --      $     11,385
                      ============      ============      ============      ============      ============      ============
Capital
  expenditures        $     41,366      $     14,166      $         --      $         --      $         --      $     55,532
Revenue from
  major customer
  Caterpillar
  Inc                 $     42,961      $      1,448      $        292      $      9,243      $         --      $     53,944

Segment assets
  as of Dec. 31       $    763,808      $    331,290      $      5,447      $  1,274,214      $     19,296      $  2,394,055
Consolidation
  adjustments                 (726)             (282)               --          (438,586)           (5,955)         (445,549)
                      ------------      ------------      ------------      ------------      ------------      ------------
  Total assets        $    763,082      $    331,008      $      5,447      $    835,628      $     13,341      $  1,948,506
                      ============      ============      ============      ============      ============      ============

---------------
(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

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


For the Three Months Ended              March 31        June 30         Sept. 30        Dec. 31
2002                                                       (In thousands)
Revenue                                $  204,182      $  173,046      $  201,734      $  200,835
Income (loss) from continuing
  operations before income
  taxes                                     4,976           2,157          35,488         (11,122)
Income taxes                                  961              37          12,812          (6,969)
Net income (loss) from
  continuing operations                     4,015           2,120          22,676          (4,153)
Loss from operations of
  discontinued business,
  net of tax of $(5), $(3),
  $(3) and $(36)                               (9)             (3)             (4)            (57)
Net income (loss)                           4,006           2,117          22,672          (4,210)

2001 (As previously reported)

Revenue                                $  276,863      $  169,900      $  196,603      $  171,504
Income (loss) from continuing
  operations before income
  taxes                                     6,248          (2,097)         21,020          27,274
Income taxes                                3,023             213           9,409          11,455
Net income (loss) from
  continuing operations                     3,225          (2,310)         11,611          15,819
Loss from operations of
  discontinued business,
  net of tax of $(2,813) and $(67)             --              --          (4,278)           (102)
Net income (loss)                           3,225          (2,310)          7,333          15,717

2001 (As restated)(1)

Revenue                                                                $  171,727      $  171,504
Income (loss) from continuing
  operations before income
  taxes                                                                    16,520          26,939
Income taxes                                                                7,624          11,322
Net income (loss) from
  continuing operations                                                     8,896          15,617
Loss from operations of
  discontinued business,
  net of tax of $(1,028) and $(67)                                         (1,563)           (102)
Net income (loss)                                                           7,333          15,515

---------------
(1) See Note 19 to the Consolidated Financial Statements for CILCORP Inc. and subsidiaries.

NOTE 12 - RETAINED EARNINGS

The Bond Indenture for the Holding Company's 8.7% (due 2009) and 9.375% (due
2029) senior notes provides that the Holding Company may pay dividends or make other distributions on its capital stock only if it has an assigned rating on its long-term senior secured debt of at least BB+ from Standard & Poor's, at least Baa2 from Moody's and at least BBB from Fitch Ratings. If the assigned ratings are lower, CILCORP must satisfy a leverage ratio test of .67 to 1 and an earnings before interest, taxes, depreciation and amortization interest coverage ratio test of 2.2 to 1. The Holding Company's long-term senior secured debt meets the above ratings requirements as of December 31, 2002.

NOTE 13 - OTHER COMPREHENSIVE INCOME

Rollforward of Accumulated Other Comprehensive Income -
CILCORP Inc. and subsidiaries

                                            Pension      SFAS 133        Total
                                                      (In thousands)
Accumulated other comprehensive
  loss - December 31, 2001 balance         $ (9,651)     $ (2,208)     $(11,859)

Other comprehensive income (loss) -
  Pension                                   (51,215)           --       (51,215)
  SFAS 133                                       --         3,512         3,512
                                           --------      --------      --------
Accumulated other comprehensive income
  (loss) - December 31, 2002 balance       $(60,866)     $  1,304      $(59,562)
                                           ========      ========      ========

NOTE 14 - RELATED PARTY TRANSACTIONS

Under a non-derivative, executory tolling agreement and gas sales and transport agreements, CILCORP sells and transports gas to, and purchases steam, chilled water and electricity from, AmerenEnergy Medina Valley Cogen (No. 4), LLC, f/k/a AES Medina Valley. During 2002, CILCORP purchased $25.9 million and sold $14.0 million under these agreements. As of December 31, 2002, and 2001, respectively, CILCORP had recorded Accounts Payable of $2.5 million and $2.9 million and Receivables of $1.5 million and $1.9 million, related to these transactions. Of the current receivable, $1.4 million was recorded in Accrued Unbilled Revenue on the CILCORP Balance Sheet.

Additionally, CILCORP had Accounts Payable of $0.6 million related to a deposit received from AmerenEnergy Medina Valley Cogen (No. 4), LLC for future work to be performed by a Holding Company subsidiary.

In addition, CILCORP has received and provided management, technical, advisory, operating, and administrative services from its former parent AES and its subsidiaries. Pursuant to SEC rules under PUHCA, these transactions were on an "at cost" basis. At December 31, 2002, and 2001, Accounts Payable to such entities were $0.0 million and $4.3 million, respectively. Amounts due from such entities at December 31, 2002, and 2001, totaled $0.5 million and $1.7 million, respectively. Of the current receivable, $0.4 million was included in Accounts Receivable and $0.1 million was included in Other Assets on the CILCORP Balance Sheet.

CILCO also has a power purchase agreement with AmerenCIPS for 100 MW of capacity and firm energy for the months of June through September 2003.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $695 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs. CILCORP participates in Ameren's non-utility money pool arrangement, which provides it access to up to $600 million of committed liquidity, subject to reduction based on use by other pool participants, which may also be supplemented by available cash balances among pool participants.

NOTE 15 - STOCK OPTION PLAN

Employees of the Company previously participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. Under the terms of the plan, the Company issued options to purchase shares of AES common stock at a price equal to 100% of the market price at the date the option is granted. The options become eligible for exercise under various schedules. The following table summarizes stock option activity during 2002, 2001 and 2000:

                                       Weighted                  Weighted                  Weighted
                                        Average                   Average                   Average
                                       Exercise                  Exercise                  Exercise
                           2002         Price         2001        Price         2000        Price
                         --------      --------     --------     --------     --------     --------
Outstanding at
  beginning of year       566,445      $  18.28       43,404     $  33.61        9,190     $  23.40
Granted                        --            --      523,041        17.01       34,214        36.35
Exercised                      --            --           --           --           --           --
Cancelled or expired      (18,003)        28.61           --           --           --           --
                         --------      --------     --------     --------     --------     --------
Outstanding at
  end of year             548,442      $  17.94      566,445     $  18.28       43,404     $  33.61
                         ========      ========     ========     ========     ========     ========

Exercisable at end
  of year                 528,062                      9,190                        --
                         ========                   ========                  ========

The following table summarizes additional information about stock options outstanding at December 31, 2002:

                                      Weighted
                   Outstanding         Average        Exercisable
Exercise Price        Shares       Remaining Life        Shares
--------------     -----------     --------------     -----------
        $13.19         474,940                8.8         474,940
        $28.97           4,868                6.9           4,868
        $36.31          27,574                7.1          27,574
        $38.23             312                8.6             156
        $42.51             140                8.5              70
        $44.93             120                8.4              60
        $49.94             200                8.0             200
        $50.00             100                8.0             100
        $55.61          40,188                8.1          20,094

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and has adopted SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123) for disclosure purposes. No compensation expense has been recognized in connection with the options, as all options have an exercise price equal to the market price of AES's common stock on the date of grant. For SFAS 123 disclosure purposes, the following assumptions were used in the Black-Scholes valuation method for shares issued in 2001 and 2000:

                  Risk-Free                     Expected      Expected
Year of Grant    Interest Rate   Option Term    Volatility   Dividend Yield
-------------    -------------   -----------    ----------   --------------
         2001              4.8%          8.2            86%               0%
         2000              5.1%          7.4            48%               0%

Had compensation expense been recognized using the fair value based method under SFAS 123, the Company's consolidated earnings would have decreased by $2.7 million, $1.4 million and $.3 million in 2002, 2001 and 2000, respectively.


NOTE 16 - LEVERAGED LEASE INVESTMENTS

The Company, through subsidiaries of CILCORP Investment Management Inc. (CIM), is a lessor in seven leveraged lease arrangements under which electric production facilities, warehouses, office buildings, passenger railway equipment and an aircraft are leased to third parties. The economic lives and lease terms vary with the leases. CIM's share of total equipment and facilities cost was approximately $310 million at both December 31, 2002, and December 31, 2001.

The cost of the equipment and facilities owned by CIM is partially financed by non-recourse debt provided by lenders who have been granted, as their sole remedy in the event of a lessee default, an assignment of rents due under the leases and a security interest in the leased property. Such debt amounted to $207 million at December 31, 2002, and $212 million at December 31, 2001.

CIM's net investment in leveraged leases at December 31, 2002, and 2001,was as follows:


                                                2002         2001
                                                 (In thousands)
Minimum lease payments receivable             $102,635     $113,827
Estimated residual value                        79,873       86,368
Less: Unearned income                           49,634       64,691
                                              --------     --------
Investment in lease financing receivables      132,874      135,504
Less: Deferred taxes arising from
  leveraged leases                             106,604      105,525
                                              --------     --------
  Net investment in leveraged leases          $ 26,270     $ 29,979
                                              ========     ========

In the fourth quarter of 2002, CIM decreased the estimated residual value of one of its leveraged leases by approximately $6.5 million to reflect current conditions in the secondary market for the asset.


NOTE 17 - QST ENTERPRISES DISCONTINUED OPERATIONS

QST Enterprises Inc. (QST) and its subsidiaries (excluding ESE Land Corporation and CILCORP Infraservices Inc.) ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999, and accordingly, recorded loss provisions for the discontinued energy operations in 1998. The results of QST and its subsidiaries are reported in 2002 and prior periods as discontinued operations. See also Note 18 - Subsequent Event.

Beginning in 1999, QST Energy was involved in litigation against two of its California commercial customers. On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits. A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at the time of settlement. The Holding Company had accrued $4.5 million as a preacquisition contingency related to this litigation. The remaining receivable of $7.0 million at QST Energy was written off during the third quarter of 2001, resulting in the loss recorded as QST Enterprises Discontinued Operations during 2001. This loss was partially offset by the reversal of the $4.5 million preacquisition contingency accrual recorded at the Holding Company.


NOTE 18 - SUBSEQUENT EVENT

On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren Corporation (Ameren) completed its acquisition of all of the outstanding common stock of CILCORP Inc. (the Holding Company) from AES. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. The Company's financial statements will be included in the Ameren consolidated financial statements effective with the January 2003 acquisition date. When Ameren accounts for the acquisition in 2003, it intends to push down acquisition related purchase accounting entries to the Holding Company, but not to the financial statements of CILCO.

The total purchase price was approximately $1.34 billion and included the assumption of CILCORP debt and preferred stock. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet.


NOTE 19 - RESTATEMENT

As previously reported in the current report on Form 8-K filed on January 31, 2003 by CILCORP Inc. and Central Illinois Light Company, Ameren Corporation issued a press release announcing the closing of the acquisition of all of the issued and outstanding common stock of CILCORP from The AES Corporation, pursuant to an agreement dated as of April 28, 2002. As of such acquisition, CILCORP became a wholly-owned subsidiary of Ameren.

Subsequent to the issuance of the Company's 2001 consolidated financial statements and based on new management's review and determination, the consolidated financial statements have been restated from amounts previously reported for CILCORP Inc. and its subsidiaries for the years ended December 31, 2001 and 2000.

DISCONTINUED OPERATION ADJUSTMENT

QST Enterprises and QST Energy ceased operations during the fourth quarter of 1998, except for fulfillment of contractual commitments for 1999 and beyond. Accordingly, the results of QST Enterprises are reported as discontinued operations in the accompanying consolidated statements of income. An initial loss provision was recorded for the discontinued energy operations in 1998.

Beginning in 1999, QST Energy was involved in litigation against two of its California commercial customers. On July 19, 2001, QST Energy and the two customers signed a settlement agreement and mutual release which resolved all of the pending lawsuits. A cash settlement of $6 million was paid to QST Energy and applied against the accounts receivable balance at QST Energy, which was $13 million at the time of settlement. CILCORP had reserved $4.5 million as a preacquisition contingency related to this litigation. The remaining receivable of $7.0 million at QST Energy was written off during the third quarter of 2001, resulting in the loss recorded as QST Discontinued Operations during 2001, and partially offset by the $4.5 million preacquisition contingency recorded at CILCORP. The reversal of this $4.5 million preacquisition contingency was originally recorded in results from continuing operations. This restatement records the $4.5 million in discontinued operations. This adjustment reduces CILCORP's Net Income from Continuing Operations and Loss from Discontinued Operations by $2.7 million, net of income taxes for the year ended December 31, 2001.

OTHER RESTATEMENT ITEMS

Other restatement items primarily relate to (i) reclassification of $20,376 of refunds to customers as a result of a settlement with the Illinois Commerce Commission regarding the fuel adjustment charge, (ii) accrual of certain employee benefit costs that had been incurred, but not reported as of the end of the year of $1,240, (iii) write off of certain costs that were determined not to qualify for capitalization of $1,307, (iv) adjustments in accruals and (v) reclassification of certain items on the Consolidated Balance Sheets.

The impact of the restatements is summarized in the following tables:

                          CILCORP Inc. and Subsidiaries
                      Consolidated Statements of Operations
                            and Comprehensive Income
                                 (In thousands)

For the Year Ended December 31, 2001

                                                        Discontinued
                                                         Operations
                                      As Previously       and Other            As
                                        Reported         Adjustments        Restated
Revenue:
CILCO Electric                        $    391,811      $    (20,376)     $    371,435
CILCO Gas                                  271,434                --           271,434
CILCO Other                                 96,820                --            96,820
CILCORP Other                               54,805            (4,500)           50,305
                                      ------------      ------------      ------------
  Total                                    814,870           (24,876)          789,994
                                      ------------      ------------      ------------
Operating Expenses:
Fuel for Generation and
  Purchased Power                          210,952           (20,376)          190,576
Gas Purchased for Resale                   232,347                --           232,347
Other Operations and Maintenance           120,222               335           120,557
Depreciation and Amortization               86,013                --            86,013
State and Local Revenue Taxes               28,181                --            28,181
Other Taxes                                 11,431                --            11,431
                                      ------------      ------------      ------------
  Total                                    689,146           (20,041)          669,105
                                      ------------      ------------      ------------
Fixed Charges and Other:
Interest Expense                            69,784                --            69,784
Preferred Stock Dividends
  of Subsidiary                              2,159                --             2,159
Allowance for Funds Used During
  Construction                                 (18)               --               (18)
Other                                        1,354                --             1,354
                                      ------------      ------------      ------------
   Total                                    73,279                --            73,279
                                      ------------      ------------      ------------
Income (Loss) from Continuing
  Operations Before Income Taxes            52,445            (4,835)           47,610
Income Taxes                                24,100            (1,918)           22,182
                                      ------------      ------------      ------------
  Net Income (Loss) from
    Continuing Operations                   28,345            (2,917)           25,428
Loss from Operations of
  Discontinued Businesses, Net of
  Tax of $(1,095)                           (4,380)            2,715            (1,665)
                                      ------------      ------------      ------------
Net Income (Loss)                     $     23,965      $       (202)     $     23,763

Other Comprehensive Loss                   (13,576)            2,167           (11,409)
                                      ------------      ------------      ------------
Comprehensive Income (Loss)           $     10,389      $      1,965      $     12,354
                                      ============      ============      ============

                          CILCORP Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)

Assets (as of December 31, 2001)

                                                           Discontinued
                                                            Operations
                                          As Previously      and Other             As
                                            Reported        Adjustments         Restated
Current Assets:
Cash and Temporary Cash Investments       $     18,312     $       (130)     $     18,182
Receivables, Less Allowance for
  Uncollectible Accounts of $1,800              36,476           (2,411)           34,065
Accrued Unbilled Revenue                        51,399               --            51,399
Fuel, at Average Cost                           18,068               --            18,068
Materials and Supplies, at Average
  Cost                                          17,273           (1,424)           15,849
Gas in Underground Storage, at
  Average Cost                                  27,067               --            27,067
FAC Underrecoveries                              1,255               --             1,255
PGA Underrecoveries                              3,236             (262)            2,974
Prepayments and Other                           20,533            3,990            24,523
                                          ------------     ------------      ------------
  Total Current Assets                         193,619             (237)          193,382
                                          ------------     ------------      ------------
Investments and Other Property:
Investment in Leveraged Leases                 135,504               --           135,504
Other Investments                               19,285               --            19,285
                                          ------------     ------------      ------------
  Total Investments and Other
  Property                                     154,789               --           154,789
                                          ------------     ------------      ------------
Property, Plant and Equipment:
Utility Plant, at Original Cost
  Electric                                     716,857               --           716,857
  Gas                                          233,278               --           233,278
                                          ------------     ------------      ------------
                                               950,135               --           950,135
Less-Accumulated Provision for
  Depreciation                                 126,502               --           126,502
                                          ------------     ------------      ------------
                                               823,633               --           823,633
Construction Work in Progress                   34,340               --            34,340
Other, Net of Depreciation                          14               --                14
                                          ------------     ------------      ------------
  Total Property, Plant and Equipment          857,987               --           857,987
                                          ------------     ------------      ------------
Other Assets:
Goodwill, Net of Accumulated
  Amortization of $33,753                      579,211            1,537           580,748
Other                                           26,092            1,483            27,575
                                          ------------     ------------      ------------
  Total Other Assets                           605,303            3,020           608,323
                                          ------------     ------------      ------------

  Total Assets                            $  1,811,698     $      2,783      $  1,814,481
                                          ============     ============      ============

(1) Amounts as previously reported have been revised to reflect the reclassification of certain amounts to conform to the 2002 presentation.

                          CILCORP Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In thousands)


Liabilities and Stockholder's Equity (as of December 31, 2001)

                                                             Discontinued
                                                               Operations
                                            As Previously       and Other            As
                                              Reported         Adjustments        Restated
Current Liabilities:
Current Portion of Long-Term Debt           $      1,400      $         --      $      1,400
Notes Payable                                     63,000                --            63,000
Accounts Payable                                  75,644               798            76,442
Accrued Taxes                                     14,879            (1,143)           13,736
Accrued Interest                                  18,392                --            18,392
Other                                             18,281             6,453            24,734
                                            ------------      ------------      ------------
  Total Current Liabilities                      191,596             6,108           197,704
                                            ------------      ------------      ------------
Long-Term Debt                                   717,730                --           717,730
                                            ------------      ------------      ------------
Deferred Credits and Other Liabilities:
Deferred Income Taxes                            202,822             1,425           204,247
Regulatory Liability of Regulated
  Subsidiary                                      45,377            (6,715)           38,662
Deferred Investment Tax Credit                    14,553                --            14,553
Other                                             83,388                --            83,388
                                            ------------      ------------      ------------
  Total Deferred Credits and Other
  Liabilities                                    346,140            (5,290)          340,850
                                            ------------      ------------      ------------
Preferred Stock of Subsidiary without
  Mandatory Redemption                            19,120                --            19,120
Preferred Stock of Subsidiary with
  Mandatory Redemption                            22,000                --            22,000
                                            ------------      ------------      ------------
Total Preferred Stock of Subsidiary               41,120                --            41,120
                                            ------------      ------------      ------------
Stockholder's Equity:
Common Stock, no par value;
  Authorized 10,000
  Outstanding 1,000                                   --                --                --
Additional Paid-in Capital                       518,833                --           518,833
Retained Earnings                                 10,305              (202)           10,103
Accumulated Other Comprehensive
  Income                                         (14,026)            2,167           (11,859)
                                            ------------      ------------      ------------
  Total Stockholder's Equity                     515,112             1,965           517,077
                                            ------------      ------------      ------------
  Total Liabilities and Stockholder's
  Equity                                    $  1,811,698      $      2,783      $  1,814,481
                                            ============      ============      ============

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Central Illinois Light Company Peoria, Illinois

We have audited the accompanying consolidated balance sheets of Central Illinois Light Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Central Illinois Light Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 17, the accompanying 2001 and 2000 consolidated financial statements have been restated.

As discussed in Note 1, effective January 1, 2001, Central Illinois Light Company and subsidiaries changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."




DELOITTE & TOUCHE LLP
Indianapolis, IN
April 11, 2003

                         Central Illinois Light Company
                        Consolidated Statements of Income
                            and Comprehensive Income

                                                           As Restated(1)
                                                           --------------
For the Years Ended December 31,                2002            2001            2000
                                                           (In thousands)
Operating Revenues:
Electric                                     $  390,549      $  371,435      $  398,836
Gas                                             211,879         271,434         237,654
                                             ----------      ----------      ----------
     Total Operating Revenues                   602,428         642,869         636,490
                                             ----------      ----------      ----------
Operating Expenses:
Cost of Fuel                                    100,069         144,856         115,310
Cost of Gas                                     128,471         190,348         152,906
Purchased Power                                  48,101          44,441          47,388
Other Operations and Maintenance                134,567         115,076         109,574
Depreciation and Amortization                    70,908          69,133          69,405
Income Taxes                                     21,324           6,854          29,878
State and Local Taxes on Revenue                 28,959          28,181          27,589
Other Taxes                                      12,457          11,206          11,693
                                             ----------      ----------      ----------
     Total Operating Expenses                   544,856         610,095         563,743
                                             ----------      ----------      ----------
Operating Income                                 57,572          32,774          72,747
                                             ----------      ----------      ----------
Other Income and Deductions:
Cost of Equity Funds Capitalized                     27              --              --
Company-owned Life Insurance, Net                (1,042)         (1,354)         (1,221)
Other, Net                                       14,495           6,698            (619)
                                             ----------      ----------      ----------
     Total Other Income and (Deductions)         13,480           5,344          (1,840)
                                             ----------      ----------      ----------
Interest Expense:
Interest on Long-term Debt                       19,006          17,678          17,516
Cost of Borrowed Funds Capitalized               (1,482)            (18)           (533)
Other                                             3,400           5,820           6,147
                                             ----------      ----------      ----------
     Total Interest Expense                      20,924          23,480          23,130
                                             ----------      ----------      ----------
Net Income Before Preferred Dividends            50,128          14,638          47,777

Dividends on Preferred Stock                      2,159           2,159           2,977
                                             ----------      ----------      ----------
Net Income Available for Common Stock        $   47,969      $   12,479      $   44,800

Other Comprehensive Loss                        (25,402)         (2,345)           (915)
                                             ----------      ----------      ----------
Comprehensive Income                         $   22,567      $   10,134      $   43,885
                                             ==========      ==========      ==========

(1) See Note 17 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                         Central Illinois Light Company
                           Consolidated Balance Sheets
                                     Assets

As of December 31,                                   2002           2001
                                                               (As Restated(1))
                                                        (In thousands)
Utility Plant, At Original Cost:
  Electric                                        $1,349,153     $1,326,231
  Gas                                                469,831        457,165
                                                  ----------     ----------
                                                   1,818,984      1,783,396
  Less-Accumulated Provision for Depreciation      1,033,095        985,045
                                                  ----------     ----------
                                                     785,889        798,351
Construction Work in Progress                        104,571         34,340
                                                  ----------     ----------
    Total Utility Plant                              890,460        832,691
                                                  ----------     ----------
Other Property and Investments:
Cash Surrender Value of Company-owned Life
  Insurance (Net of Related Policy Loans of
  $69,634 in 2002 and $65,314 in 2001)                 4,268          3,920
Other                                                    892          1,133
                                                  ----------     ----------
    Total Other Property and Investments               5,160          5,053
                                                  ----------     ----------
Current Assets:
Cash and Temporary Cash Investments                   22,256         12,454
Receivables, Less Allowance for
  Uncollectible Accounts of $1,989 and $1,800         38,476         35,830
Accrued Unbilled Revenue                              43,350         45,201
Fuel, at Average Cost                                 14,724         18,068
Materials and Supplies, at Average Cost               16,411         14,425
Gas in Underground Storage, at Average Cost           27,209         27,067
Prepaid Taxes                                            886          9,007
FAC Underrecoveries                                    1,259          1,255
PGA Underrecoveries                                    2,635          2,974
Other                                                 26,171         24,465
                                                  ----------     ----------
    Total Current Assets                             193,377        190,746
                                                  ----------     ----------
Deferred Debits:
Unamortized Loss on Reacquired Debt                    2,206          2,448
Unamortized Debt Expense                               1,581          1,305
Prepaid Pension Cost                                   7,250            168
Other                                                  8,967         11,075
                                                  ----------     ----------
    Total Deferred Debits                             20,004         14,996
                                                  ----------     ----------
Total Assets                                      $1,109,001     $1,043,486
                                                  ==========     ==========

(1) See Note 17 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                         Central Illinois Light Company
                           Consolidated Balance Sheets
                         Capitalization and Liabilities

As of December 31,                                   2002              2001
                                                                     (As Restated(1))
                                                              (In thousands)
Capitalization:
Common Stockholder's Equity:
  Common Stock, No Par Value; Authorized
    20,000,000 Shares; Outstanding
    13,563,871 Shares                            $    185,661      $    185,661
  Additional Paid-in Capital                           52,000            52,000
  Retained Earnings                                   113,775           106,306
  Accumulated Other Comprehensive Income              (28,722)           (3,320)
                                                 ------------      ------------
    Total Common Stockholder's Equity                 322,714           340,647

Preferred Stock Without Mandatory Redemption           19,120            19,120
Preferred Stock With Mandatory Redemption              22,000            22,000
Long-term Debt                                        316,028           242,730
                                                 ------------      ------------
    Total Capitalization                              679,862           624,497
                                                 ------------      ------------
Current Liabilities:
Current Maturities of Long-Term Debt                   26,750             1,400
Notes Payable                                          10,000            43,000
Accounts Payable                                       72,628            81,938
Accrued Taxes                                          17,607            27,719
Accrued Interest                                        9,437             9,143
Other                                                  16,749            24,734
                                                 ------------      ------------
    Total Current Liabilities                         153,171           187,934
                                                 ------------      ------------
Deferred Liabilities and Credits:
Accumulated Deferred Income Taxes                      95,389            94,062
Regulatory Liability                                   19,230            38,662
Investment Tax Credits                                 12,958            14,553
Pension Liabilities                                    85,056            29,941
Postretirement Health Care Liability                   41,333            32,701
Other                                                  22,002            21,136
                                                 ------------      ------------
    Total Deferred Liabilities and Credits            275,968           231,055
                                                 ------------      ------------
Total Capitalization and Liabilities             $  1,109,001      $  1,043,486
                                                 ============      ============

(1) See Note 17 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                         Central Illinois Light Company
                      Consolidated Statements of Cash Flows

                                                               As Restated(1)
                                                               --------------
For the Years Ended December 31,                    2002            2001            2000
                                                               (In thousands)
Cash Flows from Operating Activities:
Net Income Before Preferred
  Dividends                                      $   50,128      $   14,638      $   47,777
Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating
   Activities:
     Depreciation and Amortization                   70,908          69,133          69,405
     Deferred Taxes, Investment Tax
       Credits and Regulatory Liability,
       Net                                           (1,820)        (20,180)        (14,530)
     (Increase) Decrease in Accounts
       Receivable                                    (2,646)         10,454         (14,012)
    Decrease (Increase) in Fuel,
      Materials and Supplies, and Gas
      in Underground Storage                          1,216          (2,654)         (6,659)
     Decrease (Increase) in Unbilled Revenue          1,851          33,003         (32,994)
     (Decrease) Increase in Accounts
       Payable                                       (9,310)        (15,617)         60,455
    (Decrease) Increase in Accrued Taxes
      and Interest                                   (9,818)          3,471            (604)
     Capital Lease Payments                             645             645             645
     Decrease (Increase) in Other Current
       Assets                                         8,876           7,189          (4,939)
     Increase in Other Current
      Liabilities                                     2,503           9,590             425
    Decrease (Increase) in Other
      Non-Current Assets                              2,475         (12,308)          9,016
     Increase in Other Non-Current
       Liabilities                                    3,561           8,609           3,412
                                                 ----------      ----------      ----------
Net Cash Provided by Operating
  Activities                                        118,569         105,973         117,397
                                                 ----------      ----------      ----------
Cash Flows from Investing Activities:
  Capital Expenditures                             (124,373)        (51,255)        (55,532)
  Cost of Equity Funds Capitalized                      (27)             --              --
  Other                                              (6,663)         (2,537)         (4,914)
                                                 ----------      ----------      ----------
Net Cash Used in Investing
   Activities                                      (131,063)        (53,792)        (60,446)
                                                 ----------      ----------      ----------

Cash Flows from Financing Activities:
   Common Dividends Paid                            (40,500)        (45,000)        (26,000)
   Preferred Dividends Paid                          (2,159)         (2,159)         (2,977)
   Long-Term Debt Retired                            (1,400)         (1,400)        (30,500)
   Long-Term Debt Issued                            100,000              --           8,000
   Preferred Stock Retired                               --              --         (25,000)
   Payments on Capital Lease Obligation                (645)           (645)           (645)
   (Decrease) Increase in Short-Term
     Borrowing                                      (33,000)        (24,300)         20,400
   Additional Paid-in Capital                            --          25,000              --
                                                 ----------      ----------      ----------
Net Cash Provided by (Used in)
  Financing Activities                               22,296         (48,504)        (56,722)
                                                 ----------      ----------      ----------
Net Increase in Cash and
  Temporary Cash Investments                          9,802           3,677             229
Cash and Temporary Cash Investments at
  Beginning of Period                                12,454           8,777           8,548
                                                 ----------      ----------      ----------
Cash and Temporary Cash Investments at
  End of Period                                  $   22,256      $   12,454      $    8,777
                                                 ==========      ==========      ==========

 Supplemental Disclosures of Cash Flow
   Information:
 Cash Paid During the Period for:
  Interest (Net of Cost of Borrowed
    Funds Capitalized)                           $   27,766      $   26,913      $   28,874

  Income Taxes                                   $   36,233      $   27,072      $   45,498

(1) See Note 17 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                         Central Illinois Light Company
                Consolidated Statements of Stockholder's Equity


                                                                  As Restated(1)
                                                            -------------------------

For the Years Ended December 31,               2002            2001           2000
                                                          (In thousands)
Balance Beginning of Year                   $  340,647      $  350,513     $  332,628
Add:
Change in Additional Paid-in Capital                --          25,000             --
Net Income Before Preferred Dividends           50,128          14,638         47,777
                                            ----------      ----------     ----------
          Total                                390,775         390,151        380,405
                                            ----------      ----------     ----------
Deduct:
Cash Dividends Declared
  Preferred Stock
    $100 Par Value
      4 1/2% Series                                501             501            501
      4.64% Series                                 371             371            371
      5.85% Series                               1,287           1,287          1,287
    Auction Rate Series                             --              --            818
  Common Stock, No Par Value                    40,500          45,000         26,000
                                            ----------      ----------     ----------
          Total Dividends Declared              42,659          47,159         28,977

  Additional Minimum Liability for
    Pension Plans at December 31, 2002,
       2001 and 2000, net of taxes of
       $(19,013), $(90) and $(602),
       respectively                             28,914             137            915
    SFAS 133, net of taxes of
       $2,308 and $(1,451)                      (3,512)          2,208             --
                                            ----------      ----------     ----------
                                                68,061          49,504         29,892
                                            ----------      ----------     ----------
Balance End of Year                         $  322,714      $  340,647     $  350,513
                                            ==========      ==========     ==========

(1) See Note 17 to the Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                         CENTRAL ILLINOIS LIGHT COMPANY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Central Illinois Light Company (CILCO) include the accounts of CILCO and its subsidiaries, CILCO Exploration and Development Company, CILCO Energy Corporation and Central Illinois Generation, Inc. Prior year amounts have been reclassified on a basis consistent with the 2002 presentation.

BASIS OF ACCOUNTING

CILCO is a wholly owned subsidiary of CILCORP Inc. The assets and liabilities are recorded at CILCO's original costs and do not reflect the application of purchase accounting for the acquisition of CILCORP Inc. by the AES Corporation in 1999.

RESTATEMENT

The financial statements as of and for the years ended December 31, 2001 and 2000 have been restated. See Note 17 -- Restatement for additional information.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ACCOUNTING CHANGES AND OTHER MATTERS

In January 2001, CILCO adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The impact of that adoption resulted in no cumulative effect charge to the income statement, and a cumulative effect adjustment of $1.7 million, net of taxes, to Accumulated Other Comprehensive Income (OCI), which increased common stockholders' equity. See
Note 9 - Accounting for Price Risk Management Activities for further information.

In January 2002, CILCO adopted SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires business combinations to be accounted for under the purchase method of accounting, which requires one party in the transaction to be identified as the acquiring enterprise and for that party to allocate the purchase price to the assets and liabilities of the acquired enterprise based on fair market value. SFAS 142 requires goodwill and indefinite-lived intangible assets recorded in the financial statements to be tested for impairment at least annually, rather than amortized over a fixed period, with impairment losses recorded in the income statement.

CILCO is adopting SFAS 143, "Accounting for Asset Retirement Obligations" (SFAS
143), in the first quarter of 2003. SFAS 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. SFAS 143 requires CILCO to record the estimated fair value of legal obligations associated with the retirement of tangible long-lived assets in the period in which the liabilities are incurred and to capitalize a corresponding amount as part of the book value of the related long-lived asset. In subsequent periods, CILCO is required to adjust asset retirement obligations based on changes in estimated fair value, and the corresponding increases in asset book values are depreciated over the useful life of the related asset. Uncertainties as to the probability, timing or cash flows associated with an asset retirement obligation affect the estimate of fair value.

Historically, CILCO has included an estimated cost of dismantling and removing plant from service upon retirement in the basis upon which depreciation rates were determined. SFAS 143 requires CILCO to exclude costs of dismantling and removal upon retirement from the depreciation rates applied to non rate-regulated plant balances unless they are legal obligations under SFAS 143. Further, CILCO is required to remove accumulated provisions for dismantling and removal costs from accumulated depreciation related to non rate-regulated plant assets and reflect such adjustment as a gain upon adoption of this standard, to the extent such dismantling and removal activities are not considered obligations as defined by SFAS 143.

CILCO is finalizing its evaluation of the impact of adopting SFAS 143. Upon adoption of this standard, CILCO expects to recognize asset retirement obligations related primarily to retirement costs for ash ponds at the Duck Creek generating facility.

In addition to these obligations, CILCO has determined that certain other asset retirement obligations exist, but CILCO is unable to estimate the fair value of those obligations because the probability, timing or cash flows associated with the obligations are indeterminable. CILCO does not believe that these obligations, when incurred, will have a material adverse impact on its financial position, results of operations or liquidity. At this time, CILCO has not determined the amount of net gain or loss, if any, to be recognized upon adoption of SFAS 143 for its non rate-regulated plan balances.

On January 1, 2002, CILCO adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 retains the guidance related to calculating and recording impairment losses but adds guidance on the accounting for discontinued operations, previously accounted for under Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 did not have any effect on CILCO's financial position, results of operations or liquidity in 2002.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145), was issued in April 2002. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4 shall be applied in years beginning after May 15, 2002. All other provisions of SFAS 145 are effective for financial statements issued on or after May 15, 2002. Management has determined that adoption of SFAS 145 has no effect on CILCO's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires an entity to recognize, and measure at fair value, a liability for a cost associated with an exit or disposal activity in the period in which the liability is incurred and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this statement will have a material effect on the consolidated financial statements.

During 2002, CILCO adopted the provisions of EITF Issue No. 02-3, "Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities" (EITF 02-3),
that required revenues and costs associated with certain energy contracts to be shown on a net basis in the income statement. Prior to adopting EITF 02-3 and the rescission of EITF Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), CILCO's accounting practice was to present all settled energy purchase or sale contracts within CILCO's power risk management program on a gross basis in Electric Revenues and in Fuel and Purchased Power. This meant that revenues were recorded for the notional amount of the power sales contracts with a corresponding charge to income for the costs of the energy that was generated, or for the notional amount of a purchased power contract.

In October 2002, the EITF reached a consensus to rescind EITF 98-10. The effective date for the full rescission of EITF 98-10 was for fiscal periods beginning after December 15, 2002, with early adoption permitted. In addition, the EITF reached a consensus in October 2002 that all SFAS 133 trading derivatives (subsequent to the rescission of EITF 98-10) should be shown net in the income statement, whether or not physically settled. This consensus applies to all energy and non-energy related trading derivatives that meet the definition of a derivative pursuant to SFAS 133. CILCO adopted and applied this guidance to 2002 and 2001, which had no impact on previously reported revenues, costs, earnings or stockholder's equity.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions to require disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.

Employees of CILCO previously participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. As permitted under SFAS No. 123, CILCO applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for this plan. As the exercise price of all stock options are equal to their fair market value at the time the options are granted, CILCO did not recognize any compensation expense related to the plan using the intrinsic value based method. Had compensation expense been recognized using the fair value based method under SFAS 123, CILCO's consolidated earnings would have decreased by $2.7 million, $1.4 million, and $.3 million in 2002, 2001, and 2000, respectively. CILCO does not expect SFAS 148 to have any effect on its financial position, results of operations or liquidity in 2003.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN
45), was issued in November 2002. FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of the obligation assumed under the guarantee. These recognition provisions of FIN 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements for periods ending after December 15, 2002. CILCO does not expect the recognition provisions of FIN 45 to have a material impact on its financial position or results of operations.


REGULATION

CILCO is a public utility subject to regulation by the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Commission (FERC) with respect to accounting matters, and maintains its accounts in accordance with the Uniform System of Accounts prescribed by these agencies.

CILCO is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), for certain of its rate-regulated public utility operations. Under SFAS 71, assets and liabilities are recorded to represent probable future increases and decreases, respectively, of revenues to CILCO resulting from the ratemaking action of regulatory agencies.

The Electric Service Customer Choice and Rate Relief Law of 1997 (the Illinois
Law) became effective in Illinois in December 1997. Among other provisions, this law began a nine-year transition process to a fully competitive market for electricity in Illinois. Electric transmission and distribution activities are expected to continue to be regulated, but a customer may choose to purchase electricity from another supplier.

Due to the Illinois Law, CILCO's electric generation activities are no longer subject to the provisions of SFAS 71.

Regulatory assets included on the Consolidated Balance Sheets at December 31, 2002, and 2001, were as follows:


                                                     2002         2001
                                                             (As restated)(1)
                                                       (In thousands)
Included in current assets:
 Fuel and gas cost adjustments                     $  3,894     $  4,229
 SFAS 133 gas cost adjustment derivatives
   (included in other)                                  571        4,119
 Coal tar remediation cost-estimated current
   (included in other)                                  757          825
                                                   --------     --------
     Costs included in current assets                 5,222        9,173
                                                   --------     --------
Included in other assets:
  Coal tar remediation cost, net of recoveries          296           23
  Clean air permit fees                                  13           17
  Regulatory tax asset                                5,218        4,085
  Deferred gas costs                                     --           14
  Unamortized loss on reacquired debt                 2,206        2,448
                                                   --------     --------
     Future costs included in other assets            7,733        6,587
                                                   --------     --------
          Total regulatory assets                  $ 12,955     $ 15,760
                                                   ========     ========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Regulatory assets at December 31, 2002, were related to CILCO's rate-regulated electric and gas distribution activities. CILCO's regulatory assets do not earn a current rate of return. Regulatory liabilities, consisting of deferred tax items of approximately $19.2 million and $45.4 million at December 31, 2002, and 2001, respectively, and deferred taxes for investment tax credits of approximately $4.3 million and $5.3 million at December 31, 2002, and 2001, respectively, were primarily related to CILCO's electric and gas transmission and distribution operations.

CILCO's electric generation-related identifiable assets, no longer subject to SFAS 71, included in the balance sheet at December 31, 2002, and 2001, were as follows:

                                              2002         2001
                                                     (As restated)(1)
                                                (In thousands)
Property, Plant and Equipment               $552,442     $551,621
Less: Accumulated Depreciation               305,491      307,120
                                            --------     --------
                                             246,951      244,501
Construction Work in Progress                 82,493       13,811
                                            --------     --------
Net Property, Plant and Equipment            329,444      258,312
Fuel, at Average Cost                         14,724       18,068
Materials and Supplies, at Average Cost       10,373        9,033
SO2 Allowance Inventory                        1,736        1,598
                                            --------     --------
Total Identifiable Electric Generation
  Assets                                    $356,277     $287,011
                                            ========     ========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Accumulated deferred income taxes associated with electric generation property at December 31, 2002, and 2001, were approximately $62.0 million and $62.3 million, respectively, and investment tax credits were approximately $4.8 million and $5.5 million at December 31, 2002, and 2001, respectively. AFUDC equity is not applied to generation plant additions, as these expenditures are related to non rate-regulated activities.


UTILITY OPERATING REVENUES, FUEL COSTS AND COST OF GAS

Electric and gas revenues include service provided but unbilled at year-end. Utility revenues are billed to customers monthly on a cycle basis. Revenues are recorded on the accrual basis and include estimates for electricity and gas delivered. Substantially all CILCO gas system sales rates include a Purchased Gas Adjustment clause. This clause provides for the recovery of changes in the cost of gas on a current basis in billings to customers. CILCO adjusts the cost of gas to recognize overrecoveries or underrecoveries of allowable costs. The cumulative effects are deferred on the balance sheets as a current asset or current liability (see Regulation) and adjusted by refunds or collections through future billings to customers. CILCO's former electric energy rates included a similar Fuel Adjustment Clause (FAC). CILCO filed a proposal to eliminate the FAC on September 10, 2001. Tariffs eliminating the FAC became effective October 29, 2001.


SIGNIFICANT CUSTOMER

Caterpillar Inc. (Caterpillar) is CILCO's largest industrial customer. Gas revenues, electric revenues, and sales of other services to Caterpillar were 7.7%, 7.3%, and 6.5% of CILCO's total revenue for 2002, 2001, and 2000, respectively. See Note 10 - Statements of Segments of Business of Item 8. Financial Statements and Supplementary Data.

CONCENTRATION OF CREDIT RISK

CILCO, as a public utility, must provide service to customers within its defined service territory and may not discontinue service to residential customers when certain weather conditions exist. CILCO continually reviews customers' creditworthiness and requests deposits or refunds deposits based on that review. At December 31, 2002, CILCO had net receivables of $38.5 million, of which approximately $3.1 million was due from Caterpillar.


TRANSACTIONS WITH AFFILIATES

CILCO, a subsidiary of CILCORP, incurs certain corporate expenses such as legal and accounting fees on behalf of CILCORP Inc. and its other subsidiaries. Also, beginning in 1997, CILCO sold natural gas to its affiliate CESI, in conjunction with CESI's gas marketing program. These expenses are billed monthly to CILCORP Inc. and its other subsidiaries based on specific identification of costs. A return on CILCO assets used by CILCORP Inc. and its other subsidiaries is also calculated and billed monthly. Total billings to CILCORP Inc. and its other subsidiaries amounted to $10.5 million, $11.4 million, and $12.0 million in 2002, 2001, and 2000, respectively.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of Cash and Temporary Cash Investments, Other Investments, and Notes Payable approximate fair value. The estimated fair value of CILCO's Preferred Stock with Mandatory Redemption was $22.1 million at both December 31, 2002, and at December 31, 2001, based on current market interest rates for other companies with comparable credit ratings, capital structure, and size. The estimated fair value of CILCO's Long-Term Debt, including current maturities, was $364.6 million at December 31, 2002, and $248.3 million at December 31, 2001. The fair market value of these instruments was based on current market interest rates for other companies with comparable credit ratings, capital structures, and size, but does not reflect effects of regulatory treatment accorded the instruments related to the rate-regulated portions of CILCO's business. See Note 9 for fair value of derivative financial instruments.


ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION (AFUDC)

The allowance, representing the cost of equity and borrowed funds used to finance construction, is capitalized as a component of the cost of utility plant. The amount of the allowance varies depending on the rate used and the size and length of the construction program. The Uniform System of Accounts defines AFUDC, a non-cash item, as the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate upon other funds when so used. On the income statement, the cost of borrowed funds capitalized is reported as a reduction of total interest expense and the cost of equity funds capitalized is reported as other income. In accordance with the FERC formula, the composite AFUDC rates used in 2002, 2001, and 2000 were 6.2%, 4.8%, and 6.9%, respectively. AFUDC equity is not applied to generation plant additions, as these expenditures are related to non rate-regulated activities.

DEPRECIATION AND MAINTENANCE

Provisions for depreciation of utility property for financial reporting purposes are based on straight-line composite rates. The annual provisions for utility plant depreciation, expressed as a percentage of average depreciable utility property, were 3.5%, 3.5% and 3.7% for electric for 2002, 2001, and 2000, respectively, and 4.7%, 4.7%, and 4.6% for gas for 2002, 2001, and 2000, respectively. Utility maintenance and repair costs are charged directly to expense. Renewals of units of property are charged to the utility plant account, and the original cost of depreciable property replaced or retired, together with the removal cost less salvage, is charged to the accumulated provision for depreciation.


IMPAIRMENT OF LONG-LIVED ASSETS

We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared with the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. See Accounting Changes and Other Matters relating to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."


INCOME TAXES

CILCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. CILCO parent, CILCORP Inc. and its subsidiaries will file a consolidated federal income tax return with AES for 2002. Income taxes are allocated to the individual companies based on their respective taxable income or loss.


CONSOLIDATED STATEMENTS OF CASH FLOWS

CILCO considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.


RESTRICTED CASH

CILCO has restricted cash of $7.9 million and $12.9 million at December 31, 2002, and 2001, respectively, within Current Assets - Other on the Consolidated Balance Sheets.

COMPANY-OWNED LIFE INSURANCE POLICIES

The following amounts related to company-owned life insurance contracts, issued by a major insurance company, are recorded on the Consolidated Balance Sheets:

                                        2002          2001
                                          (In thousands)
Cash surrender value of contracts     $ 73,902      $ 69,234
Borrowings against contracts           (69,634)      (65,314)
                                      --------      --------
  Net investment                      $  4,268      $  3,920
                                      ========      ========

Interest expense related to borrowings against company-owned life insurance, included in Company-owned Life Insurance, Net on the Consolidated Statements of Income and Comprehensive Income, was $5.3 million, $4.9 million, and $4.3 million for 2002, 2001, and 2000, respectively.


NOTE 2 - INCOME TAXES

Total income tax expense for 2002 resulted in an effective tax rate of 35.6% on earnings before income taxes (38.4% in 2001 and 36.9% in 2000). The principal reasons such rates differ from the statutory federal rate for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                             Restated(1)
                                                         -------------------
                                             2002         2001         2000
Statutory federal income tax rate:            35.0%        35.0%        35.0%
                                            ======       ======       ======
Increases (decreases) from:
Depreciation differences                      (1.6)         7.5         (1.8)
Amortization of investment tax credit         (2.1)        (7.9)        (2.3)
Company-owned life insurance                  (2.0)        (6.2)        (1.5)
State income taxes                             4.7          2.3          4.6
Preferred dividends and other permanent
  differences                                  2.0          6.1          2.8
Other differences                             (0.4)         1.6          0.1
                                            ------       ------       ------
  Total                                        0.6          3.4          1.9
                                            ------       ------       ------
Effective income tax rate                     35.6%        38.4%        36.9%
                                            ======       ======       ======

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Components of income tax expense for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                             Restated(1)
                                                       ----------------------
Years Ended December 31,                   2002          2001          2000
                                                    (In thousands)
Current income taxes
Federal                                  $ 21,126      $ 20,574      $ 35,844
State                                       4,879         4,425         7,418
                                         --------      --------      --------
  Total operating current taxes            26,005        24,999        43,262
                                         --------      --------      --------
Deferred operating income taxes, net
Depreciation and amortization               3,063         1,752         1,743
Repair allowance                            3,595        (2,846)       (3,899)
Capitalized overhead costs                   (783)         (763)         (783)
Removal costs                              (9,920)      (10,240)      (11,356)
Gas storage field                           1,182           718          (788)
Pension expense                             1,900         4,233        (2,065)
Environmental reserve                      (3,358)           --            --
Out-of-market contract                      7,846        (9,645)        1,295
Other postemployment benefits              (6,042)       (2,151)        4,056
Other                                        (569)        2,402            46
                                         --------      --------      --------
  Total operating deferred income
    taxes, net                             (3,086)      (16,540)      (11,751)
Investment tax credit amortization         (1,595)       (1,605)       (1,633)
                                         --------      --------      --------
Total operating income taxes               21,324         6,854        29,878
Income tax reduction for disallowed
  plant costs                                 113           114           123
Other, net                                  5,035           821        (3,773)
                                         --------      --------      --------
Total income tax expense                 $ 26,472      $  7,789      $ 26,228
                                         ========      ========      ========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

Total operating deferred income taxes, net, includes deferred state income taxes of $(300.9), $(2,432.7), and $(863.8) for 2002, 2001, and 2000, respectively.
Other, net, includes deferred state income taxes of $100.0, $(118.0), and $(99.0) for 2002, 2001, and 2000, respectively.

CILCO uses the liability method to account for income taxes. Under the liability method, deferred income taxes are recognized at currently enacted income tax rates to reflect the tax effect of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. Temporary differences occur because the income tax law either requires or permits certain items to be reported on CILCO's income tax return in a different year than they are reported in the financial statements. CILCO has recorded a regulatory asset and liability to account for the effect of expected future regulatory actions related to unamortized investment tax credits, income tax liabilities initially recorded at tax rates in excess of current rates, the equity component of AFUDC and other items for which deferred taxes had not previously been provided. The temporary differences related to the consolidated deferred income tax asset and liability at December 31, 2002, and 2001, were as follows:

December 31,                                  2002         2001
                                                         (Restated)(1)
                                                (In thousands)
Deferred tax asset - non-property           $ 50,529     $ 36,728
Deferred tax liability - property            145,918      130,790
                                            --------     --------
Accumulated deferred income tax
  liability, net of deferred tax assets     $ 95,389     $ 94,062
                                            ========     ========

The following table reconciles the change in the accumulated deferred income tax liability to the deferred income tax expense included in the Consolidated Statements of Income and Comprehensive Income for the period:

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.


                                                                    Restated(1)
                                                              ----------------------
December 31,                                      2002          2001          2000
                                                            (In thousands)
Net change in deferred income tax liability
  per above table                               $  1,327      $(29,549)     $(12,466)
Change in tax effects of income tax related
  regulatory assets and liabilities              (20,565)       10,973          (430)
SFAS 133                                          (2,309)        1,451            --
Nonqualified pension shortfall                    19,013            90           601
Other                                                 --          (159)           --
                                                --------      --------      --------
Deferred income tax benefit for
  the period                                    $ (2,534)     $(17,194)     $(12,295)
                                                ========      ========      ========

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

NOTE 3 - POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS


POSTEMPLOYMENT BENEFITS OTHER THAN PENSIONS AND HEALTH CARE

CILCO has recorded a liability of approximately $.8 million and $1.4 million at December 31, 2002, and 2001, respectively, for benefits other than pensions or health care provided to former or inactive employees. The liability for these benefits (primarily long-term and short-term disability payments under plans self-insured by CILCO) is actuarially determined.


PENSION BENEFITS

Substantially all of CILCO's full-time employees are covered by trusteed, non-contributory defined benefit pension plans. Benefits under these qualified plans reflect the employee's years of service, age at retirement and maximum total compensation for any consecutive sixty-month period prior to retirement. CILCO also has an unfunded nonqualified plan for certain employees.

Pension costs for the past three years were charged as follows:


                                 2002         2001          2000
                                         (In thousands)
Operating expenses             $    875     $ (4,159)     $ (5,585)
Utility plant and other             234           --            --
                               --------     --------      --------
Net pension costs (income)     $  1,109     $ (4,159)     $ (5,585)
                               ========     ========      ========

The components of net periodic benefit costs were as follows:


                                             2002          2001          2000
                                                      (In thousands)
Service cost                               $  3,866      $  3,032      $  3,320
Interest cost                                21,568        21,856        21,504
Expected return on plan assets              (24,608)      (27,486)      (30,212)
Amortization of transition asset               (872)         (889)         (888)
Amortization of past service cost             1,074         1,055         1,055
Recognized actuarial loss (gain)                 81        (1,727)       (4,074)
Loss recognized due to curtailment and
  special termination benefits                   --            --         3,710
                                           --------      --------      --------
Net benefit cost (income)                  $  1,109      $ (4,159)     $ (5,585)
                                           ========      ========      ========

During 2000, CILCO recognized $3.7 million of net pension costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status was as follows:

                                                                               2002             2001
                                                                                  (In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,                                            $  320,137       $  289,182
Service cost                                                                     3,866            3,032
Interest cost                                                                   21,568           21,856
Amendments                                                                         417               --
Actuarial loss                                                                  31,081           30,127
Benefits paid                                                                  (23,963)         (24,060)
                                                                            ----------       ----------
Benefit obligation at December 31,                                          $  353,106       $  320,137
                                                                            ==========       ==========
Change in Plan Assets
Fair value of assets at January 1,                                          $  284,426       $  316,684
Actual return on assets                                                        (19,148)          (8,582)
Company contributions                                                              509              384
Benefits paid                                                                  (23,963)         (24,060)
                                                                            ----------       ----------
Fair value of assets at December 31,                                        $  241,824       $  284,426
                                                                            ==========       ==========

Funded Status at December 31,                                               $ (111,282)      $  (35,711)
Unrecognized net transition asset                                                 (474)          (1,346)
Unrecognized actuarial loss                                                     79,699            4,943
Unrecognized prior service cost                                                  3,528            4,184
                                                                            ----------       ----------
Net amount recognized                                                       $  (28,529)      $  (27,930)
                                                                            ==========       ==========

Amounts recognized in the statement of financial position consisted of:

Prepaid benefit cost                                                        $    3,722       $    3,113
Accrued benefit liability                                                      (85,549)         (33,054)
Intangible asset                                                                 3,528              168
Accumulated other comprehensive income                                          49,770            1,843
                                                                            ----------       ----------
Net amount recognized                                                       $  (28,529)      $  (27,930)
                                                                            ==========       ==========
Assumptions as of December 31,
Discount rate                                                                     6.25%            7.00%
Expected return on plan assets                                                    9.00%            9.00%
Rate of compensation increase                                                     3.50%            3.50%

At December 31, 2002, and 2001, CILCO recognized an additional minimum liability on the balance sheets of $28.9 million and $0.1 million, respectively, for plans in which the accumulated benefit obligation exceeds the fair value of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $353.1 million, $323.7 million, and $241.8 million, respectively, as of December 31, 2002 (all five plans), and $163.4 million, $154.9 million, and $134.1 million, respectively, as of December 31, 2001 (two plans).

POSTRETIREMENT HEALTH CARE BENEFITS

CILCO has three non-pension postretirement benefit plans. These plans are health care plans covering three different groups of employees and retirees. Two of these plans are non-contributory except for participants retired under various early retirement windows, and one of the plans was amended effective in 2002 to provide for participant contributions.

Postretirement health care benefit costs were charged as follows:


                                               2002         2001         2000
                                                        (In thousands)
Operating expenses                           $ 10,407     $  7,095     $  6,208
Utility plant and other                         2,781        2,061        1,783
                                             --------     --------     --------
  Net postretirement health care benefit
    costs                                    $ 13,188     $  9,156     $  7,991
                                             ========     ========     ========

The components of net periodic benefit costs were as follows:

                                             2002          2001          2000
                                                      (In thousands)
Service cost                               $  1,815      $  1,579      $  1,480
Interest cost                                 9,684         8,107         7,775
Expected return on plan assets               (3,177)       (3,780)       (4,551)
Amortization of transition liability          2,858         2,858         2,858
Recognized actuarial loss                     2,008           392            47
Loss recognized due to curtailment and
  special termination benefits                   --            --           382
                                           --------      --------      --------
Net benefit cost                           $ 13,188      $  9,156      $  7,991
                                           ========      ========      ========

During 2000, CILCO recognized $0.4 million of net postretirement health care benefit costs associated with additional benefits extended in connection with voluntary early retirement programs.

Information on the plans' funded status was as follows:

                                             2002             2001
                                                (In thousands)
Change in Benefit Obligations
Benefit obligation at January 1,          $  117,396       $  107,212
Service cost                                   1,815            1,579
Interest cost                                  9,684            8,107
Plan participants' contributions                 273              233
Actuarial loss                                35,895            8,668
Benefits paid                                 (9,225)          (8,403)
                                          ----------       ----------
Benefit obligation at December 31,        $  155,838       $  117,396
                                          ==========       ==========
Change in Plan Assets
Fair value of assets at January 1,        $   41,099       $   48,105
Actual return on assets                       (2,839)            (974)
Company contributions                          4,582            2,138
Plan participants' contributions                 273              233
Benefits paid                                 (9,225)          (8,403)
                                          ----------       ----------
Fair value of assets at December 31,      $   33,890       $   41,099
                                          ==========       ==========

Funded Status at December 31,             $ (121,948)      $  (76,297)
Unrecognized net transition liability         18,865           21,723
Unrecognized actuarial loss                   61,851           21,948
                                          ----------       ----------
Accrued benefit cost                      $  (41,232)      $  (32,626)
                                          ==========       ==========
Assumptions as of December 31,
Discount rate                                   6.25%            7.00%
Expected return on plan assets                  9.00%            9.00%

For measurement purposes, an 11.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0 percent for 2011 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                     1-Percentage-      1-Percentage-
                                     Point Increase     Point Decrease
                                     --------------     --------------
Effect on total of service and
  interest cost components           $          765     $         (733)
Effect on postretirement benefit
  obligation                         $        9,197     $       (9,016)

SAVINGS PLAN

CILCO sponsors a savings plan for eligible employees. The plan allows employees to contribute a portion of their base pay in accordance with specified guidelines. CILCO matches a percentage of the employee contribution up to certain limits. CILCO's matching contribution to the savings plan totaled $1.2 million in each of the years 2002, 2001 and 2000.


NOTE 4 - SHORT-TERM DEBT

CILCO had arrangements for committed credit facilities totaling $60 million, all of which were unused at December 31, 2002, and are used to support CILCO's commercial paper program. These facilities were maintained by commitment fees ranging from .09 of 1% per annum to .15 of 1% per annum in lieu of balances. Short-term borrowings consisted of commercial paper totaling $10.0 million (interest rate of 2.05%) and $43.0 million (average interest rate of 3.2%) at December 31, 2002, and 2001, respectively. Based on outstanding commercial paper borrowings, $50 million was available under CILCO's committed credit facilities at December 31, 2002.

CILCO's financial agreements include customary default or cross default provisions that could impact the continued availability of credit or result in the acceleration of repayment. An event of default will occur under a $25 million CILCO committed credit facility if CILCO fails to maintain a Moody's rating on its senior secured debt above Baa2, and a Fitch credit rating of BBB-. As of February 2003, CILCO's senior secured debt rating from the rating agencies were A2 and BBB, respectively. CILCO's Fitch ratings are on positive credit watch.


NOTE 5 - LONG-TERM DEBT


At December 31,                                      2002            2001
                                                        (In thousands)
First Mortgage Bonds
   7 1/2% series due 2007                         $   50,000      $   50,000
   8 1/5% series due 2022                             65,000          65,000
 Medium-Term Notes
   6.82% series due 2003                                  --          25,350
   6.13% series due 2005                              16,000          16,000
   7.8% series due 2023                               10,000          10,000
   7.73% series due 2025                              20,000          20,000
Pollution Control Refunding Bonds
   6.5% series F due 2010                              5,000           5,000
   6.2% series G due 2012                              1,000           1,000
   6.5% series E due 2018                             14,200          14,200
   5.9% series H due 2023                             32,000          32,000
 CILCO Bank Loans*
   Hallock Substation Power Modules due 2004           1,650           2,350
   Kickapoo Substation Power Modules due 2004          1,650           2,350
   Secured Term Loan due 2004                        100,000              --
                                                  ----------      ----------
                                                     316,500         243,250
Unamortized premium and discount on
  long-term debt, net                                   (472)           (520)
                                                  ----------      ----------
      Total CILCO long-term debt                  $  316,028      $  242,730
                                                  ==========      ==========

*Interest rates in the periods during which such rates apply vary depending on selection of certain defined rate modes. The average interest rates for the year 2002, were as follows:

         Hallock                    3.03%
         Kickapoo                   3.03%
         Secured Term Loan          2.87%

CILCO's long-term debt (excluding power module bank loans, which are secured by the property financed by such borrowings) is secured by a lien on substantially all of its property and franchises. Unamortized borrowing expense, premium and discount on outstanding long-term debt are being amortized over the lives of the respective issues.

Scheduled maturities of long-term debt are $103.3 million in 2004, $16.0 million in 2005, and $50.0 million in 2007. The remaining maturities of long-term debt of $147.2 million occur in 2008 and beyond.

The 2003 and 2002 maturities of long-term borrowings have been classified as current liabilities.

CILCORP and CILCO's financial agreements include customary default provisions that could impact the continued availability of credit or results in the acceleration of repayment. Under the Hallock and Kickapoo Substation Power Module agreements, CILCO must maintain a Moody's investment grade rating or an event of default will occur. The $100 million secured term loan requires CILCO to maintain investment grade ratings for its first mortgage bonds from at least two of Standard & Poor's, Moody's and Fitch. As of February 2003, CILCO's senior secured debt ratings from these rating agencies were A-, A2 and BBB, respectively. CILCO's Fitch ratings are on positive credit watch.

Covenants in CILCO's $100 million secured term loan require it to maintain a minimum level of common stockholder equity and limit CILCO's ability to pay dividends or otherwise make distributions with respect to its common stock. Any violation of these covenants will result in an event of default under this facility. Under the minimum common equity requirement, CILCO must maintain a minimum level of common stockholder equity which increases from the date the facility was entered based on ongoing earnings. The maintenance of this test is determined upon each anniversary of the loan. If this test was performed as of December 31, 2002, the minimum common equity level requirement would equal approximately $301 million. At that date CILCO's common equity, calculated in accordance with this provision, was $329 million. Under the restricted payments provision CILCO may only pay dividends to the Holding Company up to $45 million annually subject to limited carryforward if not fully utilized.

At December 31, 2002, CILCO was in compliance with its indenture and credit agreement provisions and covenants.

NOTE 6 - PREFERRED STOCK

At December 31,                                  2002         2001
                                                   (In thousands)
Preferred stock, cumulative
$100 par value, authorized 1,500,000 shares
  Without mandatory redemption
    4.50% series - 111,264 shares               $ 11,126     $ 11,126
    4.64% series - 79,940 shares                   7,994        7,994
Class A, no par value, authorized 3,500,000
  shares
  With mandatory redemption
    5.85% series - 220,000 shares                 22,000       22,000
                                                --------     --------
        Total preferred stock                   $ 41,120     $ 41,120
                                                ========     ========

All classes of preferred stock are entitled to receive cumulative dividends and rank equally as to dividends and assets, according to their respective terms. All preferred shares of stock have voting rights. Those voting rights are one vote per share on all questions submitted to shareholders. One vote of the preferred shares is equal to one vote of the common shares. The liquidation preference related to Series A Preferred Stock is that in an involuntary or voluntary liquidation, the stockholder receives $100 per share plus accrued dividends.

The total annual dividend requirement for preferred stock outstanding at December 31, 2002, is $2.2 million.


PREFERRED STOCK WITHOUT MANDATORY REDEMPTION

The call provisions of preferred stock redeemable at CILCO's option outstanding at December 31, 2002, are as follows:

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


PREFERENCE STOCK, CUMULATIVE

CILCO has 2,000,000 authorized shares, of no par value preference stock, of which none have been issued.

NOTE 7 - COMMITMENTS & CONTINGENCIES

CILCO's 2003 capital expenditures are estimated to be $100 million, which includes normal and customary purchase commitments at December 31, 2002.

CILCO acts as a self-insurer for certain insurable risks resulting from employee health and life insurance programs.

On February 21, 2002, CILCO and the International Brotherhood of Electrical Workers Local 51 (IBEW) agreed to extend the existing contract through June 30, 2004. The contract provides for 3% wage increases in each of the two years of the extension. The IBEW represents 335 CILCO gas and electric department people. The National Conference of Firemen and Oilers Local 8 (NCF&O) ratified its current contract with CILCO on February 23, 2001. This agreement expires on July 1, 2006, and provides for 4% wage increases in each of the first two years of the contract and for 3% wage increases in each of the final three years of the contract. The NCF&O represents 176 CILCO power plant people.

CILCO is subject to various environmental regulations by federal, state, and local authorities. From the beginning phases of siting and development, to the ongoing operation of existing or new electric generating, transmission, and distribution facilities, CILCO's activities involve compliance with diverse laws and regulations that address emissions and impacts to air and water, special, protected, and cultural resources (such as wetlands, endangered species, and archeological/historical resources), chemical and waste handling, and noise impacts. CILCO's activities require complex and often lengthy processes to obtain approvals, permits, or licenses for new, existing, or modified facilities. Additionally, the use and handling of various chemicals or hazardous materials (including wastes) requires preparation of release prevention plans and emergency response procedures. As new laws or regulations are promulgated, CILCO assesses the applicability and implements the necessary modifications to its facilities or operations, as required. The more significant matters are discussed below.

The Clean Air Act affects both existing generating facilities and new projects. The Clean Air Act and many state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act also contains other provisions that could materially affect some of CILCO's projects. Various provisions require permits, inspections, or installation of additional pollution control technology or may require the purchase of emission allowances. Certain of these provisions are described in more detail below.

The Clean Air Act creates a marketable commodity called an SO2 "allowance." All generating facilities over 25 megawatts that emit SO2 must obtain allowances in order to operate after 1999. Each allowance gives the owner the right to emit one ton of SO2. All existing generating facilities have been allocated allowances based on a facility's past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from SO2 allowance banks. CILCO's generating facilities comply with the SO2 allowance caps through the use of an existing SO2 scrubber, fuel blending and SO2 allowance purchases. CILCO is also considering the possibility of utilizing low sulfur fuels in the future.

The U.S. Environmental Protection Agency (EPA) issued a rule in October 1998 requiring 22 Eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the Eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. Total capital expenditures to meet the NOx emission requirements are estimated to be $125.5 million (including cost of removal), $77.5 million of which was expended through 2002. These costs include the installation of two Selective Catalytic Reduction (SCR) units and combustion control modifications.

On December 31, 2002, the EPA published in the Federal Register revisions to the New Source Review (NSR) programs under the Clean Air Act, including changes to the routine maintenance, repair and replacement exclusions. Various Northeastern states have filed a petition with the United States District Court for the District of Columbia challenging the legality of the revisions to the NSR programs. It is likely that various industries and environmental groups will seek to intervene in that challenge. At this time, CILCO is unable to predict the impact of this challenge on its future financial position, results of operations or liquidity.

The EPA is currently working on rulemakings to implement the new National Ambient Air Quality Standards for ozone and particulate matter. These new ambient standards may require significant additional reductions in SO2 and NOx emissions from power plants by 2008. At this time, CILCO is unable to predict the ultimate impact of these revised air quality standards on its future financial position, results of operations or liquidity.

In December 1999, the EPA issued a decision to regulate mercury emissions from coal-fired power plants by 2008. The EPA is scheduled to propose regulations by 2004. These regulations have the potential to add significant capital and/or operating costs to generating systems after 2006. The EPA also issued Best Available Retrofit Technology (BART) guidelines to address visibility impairment (so called "Regional Haze") across the United States from sources of air pollution, including coal-fired power plants. The guidelines were to be used by states to mandate pollution control measures for SO2 and NOx emissions. In May 2002, the District of Columbia Circuit Court remanded these rules back to the EPA. The EPA is currently working to address the issues raised by the court decision. These rules could also add significant pollution control costs to our generating system between 2008 and 2012. At this time, CILCO is unable to predict the ultimate impact of these revised air quality standards on our future financial condition, results of operations or liquidity.

The United States Congress has been working on legislation to consolidate the numerous air pollution regulations facing the utility industry. This "multi-pollutant" legislation will be deliberated in Congress in 2003. While the cost to comply with such legislation, if enacted, could be significant, it is anticipated that the costs would be less than the combined impact of the new National Ambient Air Quality Standards and the Mercury and Regional Haze Regulations, discussed above. Pollution control costs under such legislation are expected to be incurred in phases from 2007 through 2015. At this time, CILCO is unable to predict the ultimate impact of the above expected regulations and this legislation on its future financial position, results of operations or liquidity; however, the impact could be material.

Future initiatives regarding greenhouse gas emissions and global warming continue to be the subject of much debate. The related Kyoto Protocol was signed by the United States but has since been rejected by the President, who instead has asked for an 18% decrease in carbon intensity on a voluntary basis. Future initiatives on this issue and the ultimate effects of the Kyoto Protocol and the President's initiatives on CILCO are unknown. Coal-fired power plants are significant sources of carbon dioxide emissions, a principal greenhouse gas. Therefore, CILCO's compliance costs with any mandated federal greenhouse gas reductions in the future could be material.

In April 2002, the EPA proposed rules under the Clean Water Act that require that cooling water intake structures reflect the best technology available for minimizing adverse environmental impacts. These rules pertain to existing generating facilities that currently employ a cooling water intake structure whose flow exceeds 50 million gallons per day. A final action on the proposed rules is expected by August 2003. The proposed rule may require CILCO to install additional intake screens or other protective measures, as well as extensive site specific study and monitoring requirements. CILCO's compliance costs associated with the final rules are unknown.

In October 2002, CILCO submitted a corrective action plan to the Illinois EPA
(IEPA) in accordance with permit conditions to address ground water issues associated with the recycle pond and ash ponds at the Duck Creek facility. In January 2003, the IEPA accepted portions of the plan but rejected other portions as being inadequate. Future actions will entail, at a minimum, the closure of two ash ponds, replacement of a return water line, construction of a landfill and remedial actions to treat water in the recycle pond and an ash pond. CILCO recorded an $8.5 million liability on the balance sheet in 2002 for the remediation effort related to the water treatment for the recycle pond and an ash pond. In addition, CILCO estimates future capital expenditures for the landfill and return water line could range from $15 million to $30 million by 2007. See Note 1 - Summary of Significant Accounting Policies - for further discussion of the costs related to the closure of two ash ponds.

CILCO owns or is otherwise responsible for four former manufactured gas plant
(MGP) sites in Illinois. The ICC permits the recovery of remediation and litigation costs associated with certain former MGP sites located in Illinois from Illinois electric and natural gas utility customers through environmental adjustment rate riders. To be recoverable, such costs must be prudently and properly incurred and are subject to annual reconciliation review by the ICC.

Remediation at two of the four sites was completed and "No Further Remediation" letters were received in 1999 and 2000. Groundwater sampling continues at the third site and a plan has been filed with the IEPA for additional investigation at the site. Remediation of the site is expected to be completed in 2004. CILCO has not determined the ultimate extent of its liability for, or the ultimate cost of any remediation of, the fourth site, which is pending further studies. In 2002, CILCO spent approximately $0.2 million for former gas manufacturing plant site monitoring, legal fees and feasibility studies and has received some recovery from insurance settlements. A $1.1 million liability is recorded on the balance sheet, representing its minimum obligation expected for these remediation activities. Total costs incurred through December 2002, less amounts recovered from customers, have been deferred as a regulatory liability on the Balance Sheet. Through December 31, 2002, CILCO has recovered approximately $8.2 million in remediation costs from its customers. Under these circumstances, management believes that the cost of coal tar remediation will not have a material adverse effect on CILCO's financial position or results of operations.

CILCO has been named, along with numerous other parties, in several lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. The cases have been filed in the Circuit Courts of Madison, Cook and Peoria Counties in Illinois and one case has been filed in Indiana. The number of total defendants named in each case is significant with as many as 87 parties named in a case to as few as 10. The claims filed against CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In each lawsuit, the plaintiff seeks unspecified damages in excess of $50,000, which typically would be shared among the named defendants. A total of thirteen such lawsuits have been filed against CILCO, of which eleven are pending, one has been settled and one has been dismissed.

On May 11, 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a new Master Agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001-2003. On November 28, 2001, EPMI demanded that CILCO post $28 million in collateral based on mark to market exposure of open transactions. On November 30, 2001, CILCO notified EPMI that events of default had occurred under the Master Agreement and pursuant to the termination provisions of the Master Agreement declared the Master Agreement terminated effective December 20, 2001. Due to contractual provisions and EPMI's and Enron's actions, management does not believe that it is probable that CILCO will be required to pay any amount to Enron or its affiliates and has therefore recorded no liability for undelivered electric purchases. Enron and EPMI filed Chapter 11 bankruptcy petitions on December 2, 2001, in the U. S. Bankruptcy Court for the Southern District of New York. Thereafter, CILCO purchased replacement power to serve its retail customers which had previously been partially supported by the EPMI transactions. While the ultimate outcome is unpredictable, management does not believe that EPMI's defaults under the Master Agreement, its filing for bankruptcy protection, CILCO's termination of the Master Agreement, or CILCO's purchase of replacement electricity will have a material adverse effect on CILCO's financial position or results of operations.

On May 4, 2001, CILCO and Enron subsidiary Enron North America Corp. (ENA) entered into a natural gas transaction for daily deliveries not to exceed 10,000 MMBtu per day during calendar year 2002. CILCO received no natural gas deliveries pursuant to this transaction in 2002. On October 24, 2001, CILCO and ENA entered into a short-term natural gas transaction giving CILCO the right to call upon ENA for the delivery of 10,000 MMBtu per day during the period from November 1, 2001, through March 31, 2002. Since late November 2001, ENA has been unable to deliver natural gas when called upon by CILCO. ENA's failure to deliver natural gas is an event of default under the Master Firm Sales Agreement governing the October transaction. On December 2, 2001, ENA filed a Chapter 11 bankruptcy petition in the U. S. Bankruptcy Court for the Southern District of New York. To the extent that it has been necessary, CILCO has purchased replacement natural gas. Because these transactions are part of a larger and more diversified natural gas supply portfolio and are subject to the Purchased Gas Adjustment clause, management does not believe ENA's failure to supply natural gas or its subsequent bankruptcy filing will have a material adverse effect on CILCO's financial position or results of operations.

On December 10, 2002, EPMI filed a complaint against AES, Constellation New Energy, Inc., f/k/a AES New Energy Inc. and CILCO in the United States Bankruptcy Court for the Southern District of New York. With respect to CILCO, EPMI alleges that it is owed $31.2 million under the Master Agreement. CILCO disputes that any amount is owed EPMI based on the clear language of the Master Agreement, Section 553 of the Bankruptcy Code and EPMI's misconduct prior to entering the Master Agreement and continuing through the date of its bankruptcy filing. AES has agreed to undertake CILCO's defense in this proceeding and intends to vigorously contest these claims. Due to CILCO's contractual and other defenses to EPMI's claims, as well as certain provisions related to the sale of CILCO to Ameren Corporation, management does not believe the results of this litigation will have a material adverse effect on CILCO's financial position or results of operations.

NOTE 8 - LEASES

CILCO leases certain equipment, buildings and other facilities under operating leases. As of December 31, 2002, rental expense totaled $4.9 million (2001 - $3.9 million; 2000 - $4.4 million). Minimum future rental payments under non-cancellable operating leases having remaining terms in excess of one year as of December 31, 2002, are $12.0 million in total. Payments due during the years ending December 31, 2003, through December 31, 2007, are $3.1 million, $2.4 million, $1.8 million, $1.3 million and $1.1 million, respectively.


NOTE 9 - ACCOUNTING FOR PRICE RISK MANAGEMENT ACTIVITIES

CILCO utilizes commodity futures contracts, options and swaps in the normal course of its natural gas and electric business activities to reduce market or price risk. From January 1, 2001, all derivative transactions were accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Transactions and Hedging Activities" (SFAS 133), as interpreted and amended. SFAS 133 requires that an entity recognize all derivatives (including derivatives embedded in other contracts), as defined, as either assets or liabilities on the balance sheet and measure those instruments at fair value unless they are determined to be normal purchases and normal sales as outlined in SFAS 133 and subsequent DIG (Derivative Implementation Group) conclusions. Several of CILCO's contracts have been determined to be normal purchases and normal sales (power purchase contracts for example). For all derivatives not determined to be normal purchases and normal sales, changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. Substantially all of CILCO's derivatives qualify as cash flow hedges or have been determined to be normal purchases and normal sales. Under SFAS 133, the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedge is reported as a component of Other Comprehensive Income (OCI) until the hedged transaction affects earnings, at which time the amount accumulated in OCI is reclassified into earnings. Any ineffective portion of the gain or loss is recognized in earnings immediately. All of CILCO's cash flow hedges are highly effective, and therefore, because any ineffectiveness is immaterial, all gains and losses have been recorded in OCI until the hedged transaction affects earnings. If a cash flow hedge is terminated because it is probable that the hedged transaction will not occur, the related balance in OCI as of such date is immediately recognized in earnings. If a cash flow hedge is terminated early for other reasons, the related balance in OCI as of the termination date is recognized in earnings concurrently with the related hedged transaction.

CILCO recorded the effects of implementation of SFAS 133 in OCI as a change in accounting principle. The amount recorded as OCI reflects the mark-to-market value of fixed price derivative financial instruments representing hedges of natural gas commitments through December 2001. These derivatives were related to non rate-regulated activities and were accounted for as fully-effective cash-flow hedges as determined through correlation analyses performed throughout the year. The balance in OCI, as of January 1, 2001, related to the implementation of SFAS 133, was an after-tax credit of $1.7 million.

CILCO enters into financial hedge transactions on behalf of a non rate-regulated affiliate as well as its own non rate-regulated customers. OCI on the books of CILCO represents the mark-to-market gain/loss on all positions. At the time these transactions are settled, the related gain/loss is removed from OCI and the actual gain/loss on positions entered into on behalf of the non rate-regulated affiliate, plus related transaction costs, are credited to or recovered from the non rate-regulated affiliate and recognized in the non rate-regulated affiliate's operating results. Gains/losses on derivatives that hedge the non rate-regulated activities of CILCO are reflected in CILCO's operating results when the hedge commitments are recognized. The net loss reflected in operating results from derivative financial instruments for the non rate-regulated activities of CILCO for the year ended December 31, 2002, was $0.3 million for natural gas (included in Gas Purchased for Resale). There were no outstanding derivative financial instruments for electricity during the year ended December 31, 2002. The previously recorded gain/loss associated with these settled derivative financial instruments was removed from OCI when hedged transactions affected earnings. All open derivative positions hedging anticipated transactions are then marked-to-market with the change in fair value being recorded in OCI. The net effect of these adjustments was to record an after-tax credit in OCI in the amount of $3.5 million for the year ended December 31, 2002, for all open positions including those on the behalf of a non rate-regulated affiliate. The after-tax balance in OCI associated with these open derivative positions and unrealized gains/losses on settled positions related to hedged anticipated transactions at December 31, 2002, was a credit of $1.3 million. The corresponding asset is reflected on the balance sheet in prepayments and other. The portion of OCI for open positions reflects hedges of natural gas sales of 1,960,000 MMBtu or 2.0 Bcf for commitments through March 2004. Approximately $0.1 million of OCI related to derivative financial instruments as of December 31, 2002, for the benefit of CILCO, is expected to be recognized as an increase to earnings over the next twelve months based on market prices as of December 31, 2002. The actual amount recognized in earnings will be based on the market conditions at the time the derivatives are settled.

During 2002, CILCO utilized derivatives in its rate-regulated gas business to manage the volatility of cash flows relative to customers charged the Purchased Gas Adjustment (PGA). The derivatives utilized included collars (a combination of a put option and a call option) and financial futures contracts. Mark-to-market gains and losses on PGA-related positions are recorded as regulatory assets or liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). For the year ended December 31, 2001, losses of $4.1 million were recorded in regulatory assets. The corresponding liability is reflected on the balance sheet in Other Current Liabilities. For the year ended December 31, 2002, gains of $0.8 million were recorded in regulatory liabilities. The corresponding asset is reflected on the balance sheet in prepayments and other. This reflects hedges of natural gas sales of 400,000 MMBtu for commitments through March 2003. As these derivatives settle, the realized gain/loss is credited/charged to the PGA customers resulting in no income affect.

In December 2001, the Financial Accounting Standards Board (FASB) revised its earlier conclusion, Derivatives Implementation Group (DIG) Issue C-15, related to contracts involving the purchase or sale of electricity. Contracts for the purchase or sale of electricity, including capacity contracts with call options, may qualify for the normal purchases and normal sales exemption and are not required to be accounted for as derivatives under SFAS 133. In order for contracts to qualify for this exemption, they must meet certain criteria, which include the requirement for physical delivery of the electricity to be purchased or sold under the contract only in the normal course of business. Additionally, contracts that have a price based on an underlying that is not clearly and closely related to the electricity being sold or purchased or that are denominated in a currency that is foreign to the buyer or seller are not considered normal purchases and normal sales and are required to be accounted for as derivatives under SFAS 133. This revised conclusion is effective beginning April 1, 2002. CILCO has determined that its physical contracts qualify for the normal purchases and sales exemption as redefined in DIG Issue C-15 and are not to be accounted for as derivatives under SFAS 133.


NOTE 10 - STATEMENTS OF SEGMENTS OF BUSINESS

CILCO has three reportable segments: CILCO Electric, CILCO Gas, and CILCO Other. The CILCO Electric segment contains the rate-regulated portions of the utility's electric business. The CILCO Gas segment contains the rate-regulated portions of the utility's gas business. The CILCO Other segment contains the non rate-regulated portions of the utility's business. CILCO's reportable segments are strategic business units managed separately primarily due to the rate-regulated or non rate-regulated nature of the business.

                         Central Illinois Light Company
                       Statements of Segments of Business


For the year ended December 31, 2002

                                    CILCO              CILCO           CILCO            Total
                                   Electric             Gas            Other            CILCO
                                                         (In thousands)
Revenues                         $    390,549      $    211,879     $    114,820     $    717,248
Interest Income                            --                --            1,690            1,690
                                 ------------      ------------     ------------     ------------
     Total                            390,549           211,879          116,510          718,938
                                 ------------      ------------     ------------     ------------
Operating Expenses                    278,380           174,244           96,866          549,490
Depreciation and
  Amortization                         48,431            22,477               --           70,908
                                 ------------      ------------     ------------     ------------
     Total                            326,811           196,721           96,866          620,398
                                 ------------      ------------     ------------     ------------
Interest Expense                       16,445             5,961               --           22,406
Preferred Stock Dividends                  --                --            2,159            2,159
Fixed Charges and Other
  Expenses                             (1,509)               --            1,042             (467)
                                 ------------      ------------     ------------     ------------
     Total                             14,936             5,961            3,201           24,098
                                 ------------      ------------     ------------     ------------
Income Before Income
  Taxes                                48,802             9,197           16,443           74,442

Income Taxes                           17,659             3,665            5,149           26,473
                                 ------------      ------------     ------------     ------------
Segment Net Income               $     31,143      $      5,532     $     11,294     $     47,969
                                 ============      ============     ============     ============

Capital Expenditures             $    110,616      $     13,784     $         --     $    124,400

Revenue from major customer
  Caterpillar Inc.               $     43,017      $      1,078     $     11,215     $     55,310

Segment Assets as of Dec. 31     $    822,357      $    280,747     $      5,897     $  1,109,001

                         Central Illinois Light Company
                       Statements of Segments of Business


For the year ended December 31, 2001 (as restated)(1)

                                   CILCO           CILCO          CILCO          Total
                                  Electric          Gas           Other          CILCO
                                                       (In thousands)
Revenues                         $  371,435      $  271,434     $   96,062     $  738,931
Interest Income                          --              --            758            758
                                 ----------      ----------     ----------     ----------
     Total                          371,435         271,434         96,820        739,689
                                 ----------      ----------     ----------     ----------
Operating Expenses                  301,268         232,840         89,187        623,295
Depreciation and
  Amortization                       47,604          21,529             --         69,133
                                 ----------      ----------     ----------     ----------
     Total                          348,872         254,369         89,187        692,428
                                 ----------      ----------     ----------     ----------
Interest Expense                     16,777           6,721             --         23,498
Preferred Stock Dividends                --              --          2,159          2,159
Fixed Charges and Other
  Expenses                              (18)             --          1,354          1,336
                                 ----------      ----------     ----------     ----------
     Total                           16,759           6,721          3,513         26,993
                                 ----------      ----------     ----------     ----------
Income Before Income
  Taxes                               5,804          10,344          4,120         20,268

Income Taxes                          2,523           4,331            935          7,789
                                 ----------      ----------     ----------     ----------
Segment Net Income               $    3,281      $    6,013     $    3,185     $   12,479
                                 ==========      ==========     ==========     ==========

Capital Expenditures             $   36,465      $   14,790     $       --     $   51,255

Revenue from major customer
  Caterpillar Inc.               $   43,894      $    1,724     $    8,463     $   54,081

Segment Assets as of Dec. 31     $  740,051      $  298,379     $    5,056     $1,043,486

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

                         Central Illinois Light Company
                       Statements of Segments of Business


For the year ended December 31, 2000 (as restated)(1)

                                   CILCO           CILCO          CILCO           Total
                                  Electric          Gas           Other           CILCO
                                                     (In thousands)
Revenues                         $  398,836      $  237,654     $   47,807      $  684,297
Interest Income                          --              --            547             547
                                 ----------      ----------     ----------      ----------
     Total                          398,836         237,654         48,354         684,844
                                 ----------      ----------     ----------      ----------
Operating Expenses                  269,742         194,718         52,624         517,084
Depreciation and
  Amortization                       48,404          21,001             --          69,405
                                 ----------      ----------     ----------      ----------
     Total                          318,146         215,719         52,624         586,489
                                 ----------      ----------     ----------      ----------
Interest Expense                     16,895           6,768             --          23,663
Preferred Stock Dividends                --              --          2,977           2,977
Fixed Charges and Other
  Expenses                             (533)             --          1,221             688
                                 ----------      ----------     ----------      ----------
     Total                           16,362           6,768          4,198          27,328
                                 ----------      ----------     ----------      ----------
Income Before Income
  Taxes                              64,328          15,167         (8,468)         71,027

Income Taxes                         23,448           6,430         (3,651)         26,227
                                 ----------      ----------     ----------      ----------
Segment Net Income (Loss)        $   40,880      $    8,737     $   (4,817)     $   44,800
                                 ==========      ==========     ==========      ==========

Capital Expenditures             $   41,366      $   14,166     $       --      $   55,532

Revenue from major customer
  Caterpillar Inc.               $   42,961      $    1,448     $      292      $   44,701

Segment Assets as of Dec. 31     $  767,831      $  332,855     $    5,447      $1,106,133


(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

NOTE 11 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following quarterly operating results are unaudited, but, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of CILCO's operating results for the periods indicated. The results of operations for each of the fiscal quarters are not necessarily comparable to, or indicative of, the results of an entire year due to the seasonal nature of CILCO's business and other factors.

For the Three Months Ended      March 31        June 30       Sept. 30       Dec. 31
                                                (In thousands)
2002
Operating revenue              $  164,131     $  132,837     $  150,861     $  154,599
Operating income                   14,601          9,252         25,448          8,271
Net income before
  preferred dividends               9,884          8,554         28,536          3,154

2001 (as previously reported)
Operating revenue              $  247,949     $  134,045     $  145,513     $  135,738
Operating income (loss)            16,113         11,216          9,427         (3,780)
Net income (loss) before
  preferred dividends              12,331          7,574          5,138        (10,203)

2001 (as restated)(1)
Operating revenue                                            $  125,137     $  135,738
Operating income (loss)                                           9,427         (3,982)
Net income (loss) before
  preferred dividends                                             5,138        (10,405)

(1) See Note 17 to the Consolidated Financial Statements for Central Illinois Light Company.

NOTE 12 - RETAINED EARNINGS

CILCO's Articles of Incorporation provide that no dividends shall be paid on the common stock if, at the time of declaration, the balance of retained earnings does not equal at least two times the annual dividend requirement on all outstanding shares of preferred stock. The amount of retained earnings so required at December 31, 2002, was $4.3 million.


NOTE 13 - OTHER COMPREHENSIVE INCOME

Rollforward of Accumulated Other Comprehensive Income -
Central Illinois Light Company

                                            Pension      SFAS 133       Total
                                                      (In thousands)
Accumulated other comprehensive
  loss - December 31, 2001 balance         $ (1,112)     $ (2,208)     $ (3,320)

Other comprehensive income (loss) -
  Pension                                   (28,914)           --       (28,914)
  SFAS 133                                       --         3,512         3,512
                                           --------      --------      --------
Accumulated other comprehensive income
  (loss) - December 31, 2002 balance       $(30,026)     $  1,304      $(28,722)
                                           ========      ========      ========

NOTE 14 - RELATED PARTY TRANSACTIONS

Under a non-derivative, executory tolling agreement and gas transportation agreement, CILCO purchases steam, chilled water and electricity from, and transports gas to, AmerenEnergy Medina Valley Cogen (No. 4), LLC, f/k/a AES Medina Valley. During 2002, CILCO purchased $25.9 million and sold $.6 million under these agreements. As of December 31, 2002, and 2001, respectively, CILCO had recorded Accounts Payable of $2.5 million and $2.9 million and Receivables of $0.06 million and $0.05 million related to these agreements.

In addition, CILCO has received and provided management, technical, advisory, operating, and administrative services from its former parent AES and its subsidiaries. Pursuant to SEC rules under PUHCA, these transactions were on an "at cost" basis. At December 31, 2002, and 2001, Accounts Payable to such entities were $0.0 million and $3.6 million, respectively. Amounts due from such entities at December 31, 2002, and 2001, totaled $0.1 million and $1.7 million, respectively, and were included in Other Deferred Debits on the CILCO Balance Sheet.

CILCO also has a power purchase agreement with AmerenCIPS for 100 MW of capacity and firm energy for the months of June through September 2003.

Subject to the receipt of regulatory approval, which is being pursued, CILCO will participate in Ameren's utility money pool arrangement. Under this arrangement, CILCO will have access to up to $695 million of additional committed liquidity, subject to reduction based on use by other utility money pool participants, but increased to the extent other pool participants have surplus cash balances, which may be used to fund pool needs.


NOTE 15 - STOCK OPTION PLAN

Employees of CILCO previously participated in the AES Stock Option Plan that provided for grants of stock options to eligible participants. Under the terms of the plan, CILCO issued options to purchase shares of AES common stock at a price equal to 100% of the market price at the date the option is granted. The options become eligible for exercise under various schedules. The following table summarizes stock option activity during 2002, 2001 and 2000:

                                       Weighted                  Weighted                  Weighted
                                        Average                   Average                   Average
                                       Exercise                  Exercise                  Exercise
                           2002         Price         2001        Price         2000        Price
                         --------      --------     --------     --------     --------     --------
Outstanding at
  beginning of year       566,445      $  18.28       43,404     $  33.61        9,190     $  23.40
Granted                        --            --      523,041        17.01       34,214        36.35
Exercised                      --            --           --           --           --           --
Cancelled or expired      (18,003)        28.61           --           --           --           --
                         --------      --------     --------     --------     --------     --------
Outstanding at
  end of year             548,442      $  17.94      566,445     $  18.28       43,404     $  33.61
                         ========      ========     ========     ========     ========     ========

Exercisable at end
  of year                 528,062                      9,190                        --
                         ========                   ========                  ========

The following table summarizes additional information about stock options outstanding at December 31, 2002:

                                     Weighted
                   Outstanding        Average         Exercisable
Exercise Price        Shares       Remaining Life        Shares
--------------     -----------     --------------     -----------
        $13.19         474,940                8.8         474,940
        $28.97           4,868                6.9           4,868
        $36.31          27,574                7.1          27,574
        $38.23             312                8.6             156
        $42.51             140                8.5              70
        $44.93             120                8.4              60
        $49.94             200                8.0             200
        $50.00             100                8.0             100
        $55.61          40,188                8.1          20,094

CILCO accounts for its stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and has adopted SFAS No. 123, "Accounting for Stock-based Compensation" (SFAS 123) for disclosure purposes. No compensation expense has been recognized in connection with the options, as all options have an exercise price equal to the market price of AES's common stock on the date of grant. For SFAS 123 disclosure purposes, the following assumptions were used in the Black-Scholes valuation method for shares issued in 2001 and 2000:


                   Risk-Free                     Expected      Expected
Year of Grant    Interest Rate   Option Term    Volatility   Dividend Yield
-------------    -------------   -----------    ----------   --------------
         2001              4.8%          8.2            86%               0%
         2000              5.1%          7.4            48%               0%

Had compensation expense been recognized using the fair value based method under SFAS 123, CILCO's consolidated earnings would have decreased by $2.7 million, $1.4 million and $.3 million in 2002, 2001 and 2000, respectively.


Note 16 - SUBSEQUENT EVENT

On January 31, 2003, after receipt of the necessary regulatory agency approvals and clearance from the Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act, Ameren Corporation (Ameren) completed its acquisition of all of the outstanding common stock of CILCO's parent, CILCORP Inc. (the Holding Company) from AES. With the acquisition, CILCO became an Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. The Company's financial statements will be included in the Ameren consolidated financial statements effective with the January 2003 acquisition date.

The total purchase price was approximately $1.34 billion and included the assumption of CILCORP debt and preferred stock. The purchase price is subject to certain adjustments for working capital and other changes pending the finalization of CILCORP's closing balance sheet.

NOTE 17 - RESTATEMENT

As previously reported in the current report on Form 8-K filed on January 31, 2003 by CILCORP Inc. and Central Illinois Light Company, Ameren Corporation issued a press release announcing the closing of the acquisition of all of the issued and outstanding common stock of CILCORP from The AES Corporation, pursuant to an agreement dated as of April 28, 2002. As of such acquisition, CILCORP became a wholly-owned subsidiary of Ameren.

Subsequent to the issuance of the Company's 2001 consolidated financial statements and based on new management's review and determination, the consolidated financial statements have been restated from amounts previously reported for CILCORP Inc. and its subsidiaries for the years ended December 31, 2001 and 2000.

OTHER RESTATEMENT ITEMS

Other restatement items primarily relate to (i) reclassification of $20,376 of refunds to customers as a result of a settlement with the Illinois Commerce Commission regarding the fuel adjustment charge, (ii) accrual of certain employee benefit costs that had been incurred, but not reported as of the end of the year of $1,240, (iii) write off of certain costs that were determined not to qualify for capitalization of $1,307, (iv) adjustments in accruals and
(v) reclassification of certain items on the Consolidated Balance Sheets. Additionally, the consolidated Statements of Stockholder's Equity reflect a decrease in the Company's retained earnings of $1,537 as of January 1, 2000.

The impact of the restatements is summarized in the following tables:

                         Central Illinois Light Company
                        Consolidated Statements of Income
                            and Comprehensive Income
                                 (In thousands)


For the Year Ended December 31, 2001

                                             As Previously                            As
                                               Reported         Adjustments        Restated
Operating Revenues:
Electric                                     $    391,811      $    (20,376)     $    371,435
Gas                                               271,434                --           271,434
                                             ------------      ------------      ------------
     Total Operating Revenues                     663,245           (20,376)          642,869
                                             ------------      ------------      ------------
Operating Expenses:
Cost of Fuel                                      165,232           (20,376)          144,856
Cost of Gas                                       190,348                --           190,348
Purchased Power                                    44,441                --            44,441
Other Operations and Maintenance                  114,741               335           115,076
Depreciation and Amortization                      69,133                --            69,133
Income Taxes                                        6,987              (133)            6,854
State and Local Taxes on Revenue                   28,181                --            28,181
Other Taxes                                        11,206                --            11,206
                                             ------------      ------------      ------------
     Total Operating Expenses                     630,269           (20,174)          610,095
                                             ------------      ------------      ------------
Operating Income                                   32,976              (202)           32,774
                                             ------------      ------------      ------------
Other Income and Deductions:
Company-owned Life Insurance, Net                  (1,354)               --            (1,354)
Other, Net                                          6,698                --             6,698
                                             ------------      ------------      ------------
     Total Other Income and (Deductions)            5,344                --             5,344
                                             ------------      ------------      ------------
Interest Expenses:
Interest on Long-term Debt                         17,678                --            17,678
Cost of Borrowed Funds Capitalized                    (18)               --               (18)
Other                                               5,820                --             5,820
                                             ------------      ------------      ------------
     Total Interest Expenses                       23,480                --            23,480
                                             ------------      ------------      ------------
Net Income Before Preferred Dividends              14,840              (202)           14,638

Dividends on Preferred Stock                        2,159                --             2,159
                                             ------------      ------------      ------------
Net Income Available for Common Stock        $     12,681      $       (202)     $     12,479

Other Comprehensive Income (Loss)                  (4,830)            2,485            (2,345)
                                             ------------      ------------      ------------
Comprehensive Income                         $      7,851      $      2,283      $     10,134
                                             ============      ============      ============

                         Central Illinois Light Company
                           Consolidated Balance Sheets
                                 (In thousands)

Assets (as of December 31, 2001)

                                            As Previously                           As
                                             Reported(1)      Adjustments        Restated
Utility Plant, At Original Cost:
  Electric                                  $  1,326,231     $         --      $  1,326,231
  Gas                                            457,165               --           457,165
                                            ------------     ------------      ------------
                                               1,783,396               --         1,783,396
  Less-Accumulated Provision for
    Depreciation                                 985,045               --           985,045
                                            ------------     ------------      ------------
                                                 798,351               --           798,351
Construction Work in Progress                     34,340               --            34,340
                                            ------------     ------------      ------------
    Total Utility Plant                          832,691               --           832,691
                                            ------------     ------------      ------------
Other Property and Investments:
Cash Surrender Value of Company-owned
  Life Insurance (Net of Related Policy
  Loans of $65,314 in 2001)                        3,920               --             3,920
Other                                              1,133               --             1,133
                                            ------------     ------------      ------------
    Total Other Property and
    Investments                                    5,053               --             5,053
                                            ------------     ------------      ------------
Current Assets:
Cash and Temporary Cash Investments               12,584             (130)           12,454
Receivables, Less Allowance for
  Uncollectible Accounts of $1,800                38,241           (2,411)           35,830
Accrued Unbilled Revenue                          45,201               --            45,201
Fuel, at Average Cost                             18,068               --            18,068
Materials and Supplies, at
  Average Cost                                    15,849           (1,424)           14,425
Gas in Underground Storage, at
  Average Cost                                    27,067               --            27,067
Prepaid Taxes                                      9,007               --             9,007
FAC Underrecoveries                                1,255               --             1,255
PGA Underrecoveries                                3,236             (262)            2,974
Other                                             20,475            3,990            24,465
                                            ------------     ------------      ------------
    Total Current Assets                         190,983             (237)          190,746
                                            ------------     ------------      ------------
Deferred Debits:
Unamortized Loss on
  Reacquired Debt                                  2,448               --             2,448
Unamortized Debt Expense                           1,305               --             1,305
Prepaid Pension Cost                                 168               --               168
Other                                              9,065            2,010            11,075
                                            ------------     ------------      ------------
    Total Deferred Debits                         12,986            2,010            14,996
                                            ------------     ------------      ------------
Total Assets                                $  1,041,713     $      1,773      $  1,043,486
                                            ============     ============      ============

(1) Amounts as previously reported have been revised to reflect the reclassification of certain amounts to conform to the 2002 presentation.

                         Central Illinois Light Company
                           Consolidated Balance Sheets
                                 (In thousands)

Capitalization and Liabilities (as of December 31, 2001)

                                             As Previously                           As
                                               Reported         Adjustments       Restated
Capitalization:
Common Stockholder's Equity:
  Common Stock, No Par Value; Authorized
    20,000,000 Shares; Outstanding
    13,563,871 Shares                        $    185,661      $         --      $    185,661
  Additional Paid-in Capital                       52,000                --            52,000
  Retained Earnings                               108,045            (1,739)          106,306
  Accumulated Other Comprehensive
    Income                                         (5,805)            2,485            (3,320)
                                             ------------      ------------      ------------
    Total Common Stockholder's
      Equity                                      339,901               746           340,647

Preferred Stock Without Mandatory
    Redemption                                     19,120                --            19,120
Preferred Stock With Mandatory
    Redemption                                     22,000                --            22,000
Long-term Debt                                    242,730                --           242,730
                                             ------------      ------------      ------------
    Total Capitalization                          623,751               746           624,497
                                             ------------      ------------      ------------
Current Liabilities:
Current Maturities of
    Long-Term Debt                                  1,400                --             1,400
Notes Payable                                      43,000                --            43,000
Accounts Payable                                   81,140               798            81,938
Accrued Taxes                                      28,862            (1,143)           27,719
Accrued Interest                                    9,143                --             9,143
Other                                              18,281             6,453            24,734
                                             ------------      ------------      ------------
    Total Current Liabilities                     181,826             6,108           187,934
                                             ------------      ------------      ------------
Deferred Liabilities
    and Credits:
Accumulated Deferred Income
    Taxes                                          92,428             1,634            94,062
Regulatory Liability                               45,377            (6,715)           38,662
Investment Tax Credits                             14,553                --            14,553
Other                                              83,778                --            83,778
                                             ------------      ------------      ------------
    Total Deferred Liabilities
      and Credits                                 236,136            (5,081)          231,055
                                             ------------      ------------      ------------
Total Capitalization
    and Liabilities                          $  1,041,713      $      1,773      $  1,043,486
                                             ============      ============      ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                CILCORP and CILCO

The following text was filed via Form 8-K on March 20, 2003, regarding a change in registrant's certifying accountant for CILCORP Inc. and for Central Illinois Light Company:

On March 14, 2003, the Auditing Committees of CILCORP Inc. and Central Illinois Light Company (the "Registrants") dismissed Deloitte & Touche LLP ("Deloitte & Touche") as the Registrants' independent public accountants subject to completion of its services related to the audits of the fiscal year 2002 and engaged PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") to serve as the Registrants' independent public accountants for the fiscal year 2003. The Registrants' Auditing Committees made this replacement because PricewaterhouseCoopers is serving as the independent public accountants for the Registrants' parent company, Ameren Corporation, for the fiscal year 2003.

Deloitte & Touche's reports on the Registrants' consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Registrants' two fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through March 14, 2003, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Deloitte & Touche's satisfaction, would have caused it to make reference to the subject matter in connection with its reports on the Registrants' consolidated financial statements for such years, and there were no reportable events, as listed in Item 304(a) (1) (v) of Regulation S-K.

The Registrants have provided Deloitte & Touche with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Deloitte & Touche's letter, dated March 20, 2003, stating its agreement with such statements.

During the Registrants' two fiscal years ended December 31, 2002 and 2001 and the subsequent interim period through March 14, 2003, the Registrants did not consult PricewaterhouseCoopers regarding the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrants' consolidated financial statements, or any other matter or reportable event that would be required to be reported in this Current Report on Form 8-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants

                                     CILCORP

CILCORP Directors

Simultaneously with Ameren's acquisition of CILCORP on January 31, 2003, all the directors of CILCORP resigned and the following new directors were appointed to serve as directors until the 2003 annual meeting of shareholders.

PAUL A. AGATHEN

Mr. Agathen is a Senior Vice President of CILCORP, Union Electric, CIPS, AEG, Ameren Services and CILCO. He was employed by Union Electric in 1975 as an attorney. He was named General Attorney of Union Electric in 1982 and Vice President, Environmental and Safety in 1994. He was elected to his present position at Ameren Services in 1997, at Union Electric, CIPS and AEG in 2001 and at CILCORP and CILCO in 2003. Mr. Agathen became a Director of CILCORP in 2003. He is also a Director of: CIPS (since 1997); Union Electric (since 1998); AEG (since 2000); and CILCO (since 2003). Mr. Agathen is 55 years old.

WARNER L. BAXTER

Mr. Baxter is a Senior Vice President of CILCORP, Ameren, Union Electric, CIPS, AEG, Ameren Services, and CILCO. From 1983 to 1995, Mr. Baxter was employed by Price Waterhouse (now PricewaterhouseCoopers LLP). Mr. Baxter joined Union Electric in 1995 as Assistant Controller. He was promoted to Controller of Union Electric in 1996 and was elected Vice President and Controller of Union Electric, Ameren and Ameren Services in 1998. He was elected Vice President and Controller of the Company in 1999 and of AEG in 2000. Mr. Baxter was elected to his present position at Ameren, Union Electric, CIPS, Ameren Services and AEG in 2001 and at CILCORP and CILCO in 2003. He became a Director of CILCORP in 2003. He is also a Director of: Union Electric (since 1999); CIPS (since 1999); AEG (since 2001); and CILCO (since 2003). Mr. Baxter is 41 years old.


RICHARD A. LIDDY

Mr. Liddy is Retired Chairman of GenAmerica Financial Corporation, which provides life, health, pension, annuity and related insurance products and services. Mr. Liddy joined GenAmerica as President and Chief Operating Officer in 1988 and became Chairman of GenAmerica Financial Corporation in 1995. Mr. Liddy is a member of the Auditing Committee of CILCORP's Board of Directors and Human Resources Committees of Ameren Corporation's Board. He was elected Director of CILCORP in 2003. He is also a Director of: Ameren (since 1997); CILCO (since 2003); Brown Shoe Company, Inc.; Ralcorp Holdings Inc.; and Energizer Holdings, Inc. Mr. Liddy is 67 years old.


RICHARD A. LUMPKIN

Mr. Lumpkin is Chairman, Consolidated Communications, Inc. He assumed his present position as Chairman of Consolidated Communications, Inc. on January 1, 2003 upon the acquisition of the former Illinois Consolidated Telephone Company from McLeod USA, Inc. Previously, Mr. Lumpkin had served as President of Illinois Consolidated Telephone Company since 1977 and also Chairman and Chief Executive Officer since 1990. As a result of a September 1997 merger, he also had served as Vice Chairman of McLeodUSA Incorporated until April 2002. In order to complete a recapitalization, McLeodUSA Incorporated filed, in January 2002, a prenegotiated plan of reorganization through a Chapter 11 bankruptcy petition filed in the United States Bankruptcy Court for the District of Delaware. In April 2002, McLeodUSA Incorporated's plan of reorganization became effective and it emerged from Chapter 11 protection. Mr. Lumpkin is a member of CILCORP's Auditing Committee. He became a Director of CILCORP in 2003. He is also a Director of: First Mid-Illinois Bancshares, Inc.; First Mid-Illinois Bank & Trust; and CILCO (since 2003). Mr. Lumpkin is 68 years old.


PAUL L. MILLER, JR.

Mr. Miller is President and Chief Executive Officer of P. L. Miller & Associates, a management consultant firm which specializes in strategic and financial planning for privately held companies and distressed businesses and in international business development. He is also a principal in a financial advisory firm for small to middle market companies. Mr. Miller has served as president of an international subsidiary of an investment banking firm, and for over 20 years was president of consumer product manufacturing and distribution firms. He is a member of CILCORP's Auditing Committee. He became a Director of CILCORP in 2003. He is also a Director of: Ameren (since 1997) and CILCO (since
2003). Mr. Miller is 60 years old.


CHARLES W. MUELLER

Mr. Mueller is Chairman and Chief Executive Officer of Ameren, Union Electric, and Ameren Services and Chairman of CILCORP and CILCO. Mr. Mueller began his career with Union Electric in 1961 as an engineer. He was named Treasurer in 1978, Vice President-Finance in 1983, Senior Vice President-Administrative Services in 1988, President in 1993 and Chief Executive Officer in 1994. Mr. Mueller was elected Chairman, President and Chief Executive Officer of Ameren in 1997. He relinquished his position as President of Ameren, Union Electric and Ameren Services in 2001. He was elected Chairman of CILCORP and CILCO in 2003. Mr. Mueller became a Director of CILCORP in 2003. Mr. Mueller is Chairman of the Federal Reserve Bank of St. Louis. He is also a Director of: Ameren (since
1997); Union Electric (since 1993); CIPS (since 1999); CILCO (since 2003); and Angelica Corporation. Mr. Mueller is 64 years old.



GARY L. RAINWATER

Mr. Rainwater is President and Chief Executive Officer of CIPS, President and Chief Operating Officer of Ameren, Union Electric, and Ameren Services and President of CILCORP and CILCO. Mr. Rainwater was elected Executive Vice President of CIPS in January 1997 and was named to his present position at CIPS in December 1997. Before joining CIPS he worked for Union Electric for 17 years, beginning his career in 1979 as an engineer. He was named General Manager-Corporate Planning in 1988 and Vice President in 1993. Mr. Rainwater was elected President of AER in 1999 and of AEG in 2000. He was elected President and Chief Operating Officer of Ameren, Union Electric and Ameren Services in 2001 at which time he relinquished his position as President of AER and AEG. He was elected President of CILCORP and CILCO in 2003. Mr. Rainwater became a Director of CILCORP in 2003. He is also a Director of: Union Electric (since
1998); CIPS (since 1997); and CILCO (since 2003). Mr. Rainwater is 56 years old.

HARVEY SALIGMAN

Mr. Saligman is a Partner of Cynwyd Investments, a family real estate partnership. Mr. Saligman also served in various executive capacities in the consumer products industry for more than 35 years. He is a member of CILCORP's Auditing Committee. Mr. Saligman became a Director of CILCORP in 2003. He is also a Director of: Ameren (since 1997) and CILCO (since 2003). Mr. Saligman is 64 years old.


THOMAS R. VOSS

Mr. Voss is a Senior Vice President of CILCORP, Union Electric, CIPS, AEG, Ameren Services and CILCO. Mr. Voss began his career with Union Electric in 1969 as an engineer. After four years of military service, he returned to Union Electric and from 1975 to 1988, held various positions including district manager and distribution operating manager. Mr. Voss was elected Vice President of CIPS in 1998. Mr. Voss was elected to his present position at Union Electric, CIPS and Ameren Services in 1999, at AEG in 2001 and at CILCORP and CILCO in 2003. He became a Director of CILCORP in 2003. He is also a Director of: Union Electric (since 2001); CIPS (since 2001); and CILCO (since 2003). Mr. Voss is 55 years old.


DAVID A. WHITELEY

Mr. Whiteley is a Senior Vice President of CILCORP, Union Electric, AEG, Ameren Services and CILCO. Mr. Whiteley began his career with Union Electric in 1978 as an engineer and in 1993 was named manager of transmission planning and later manager of electrical engineering and transmission planning. In 2000, Mr. Whiteley was elected Vice President of Ameren Services responsible for engineering and construction and later energy delivery technical services. He was elected to his present position at CIPS, Union Electric, AEG and Ameren Services in 2001, and at CILCORP and CILCO in 2003. He became a director of CILCORP in 2003. Mr. Whiteley is 46 years old.


JAMES W. WOGSLAND

Mr. Wogsland was elected Executive Vice President and director of Caterpillar in 1987. He served as Vice Chairman and director from 1990 until his retirement in 1995. Mr. Wogsland is a member of CILCORP's Auditing Committee. He was elected director of CILCORP in 2003. He is also a director of: Ameren (since 1997) and CILCO (since 2003). Mr. Wogsland is 70 years old.


CILCORP Officers

The information required by Item 10 relating to CILCORP executive officers is set forth in Part I of this Form 10-K.


                                      CILCO

The information required by Item 10 relating to directors is set forth in CILCO's definitive proxy statement for its 2003 Annual Meeting of Shareholders, to be filed soon with the SEC pursuant to Regulation 14A. Such information is incorporated herein by reference to the material appearing under the caption "Election of Directors" of such proxy statement.

Information required by Item 10 relating to executive officers of CILCO is set forth under a separate caption in Part I hereof.


Item 11. Executive Compensation

                                     CILCORP

This item is omitted in reliance on General Instruction (I)(2) of Form 10-K.


                                      CILCO

CILCO will soon file with the SEC a definitive proxy statement pursuant to Regulation 14A. The information required by Item 11 is incorporated herein by reference to the material appearing under the caption "Executive Compensation" of such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                                     CILCORP

This item is omitted in reliance on General Instruction (I)(2) of Form 10-K.


                                      CILCO

CILCO will soon file with the SEC a definitive proxy statement pursuant to Regulation 14A. The information required by Item 12 is incorporated herein by reference to the material appearing under the caption "Security Ownership" of such proxy statement.

CILCO does not have any equity compensation plans under which its equity securities are authorized for issuance.


Item 13. Certain Relationships and Related Transactions


                                     CILCORP

This item is omitted in reliance on General Instruction (I)(2) of Form 10-K.


                                      CILCO

CILCO will soon file with the SEC a definitive proxy statement pursuant to Regulation 14A. The information required by Item 13 is incorporated herein by reference to the material appearing under the caption "Item (1): Election of Directors" of such proxy statement.


Item 14. Controls and Procedures

Within 90 days prior to the date of this report, CILCORP and CILCO carried out an evaluation, under the supervision and with participation of their management, including their Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of CILCORP's and CILCO's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that CILCORP's and CILCO's disclosure controls and procedures are effective in timely alerting them to material information relating to CILCORP and CILCO, which is required to be included in their periodic SEC filings.

There have been no significant changes in CILCORP's and CILCO's internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was carried out.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     CILCORP

                                                                                                Page No.
                                                                                                Form 10-K
                                                                                                ---------
(a)  1.  Financial Statements

         The following statements are included herein:

         Report of Independent Public Accountants                                                      56

         Consolidated Statements of Income and
           Comprehensive Income for the three years
           ended December 31, 2002                                                                     57

         Consolidated Balance Sheets as of
           December 31, 2002, and December 31, 2001                                                 58-59

         Consolidated Statements of Cash Flows for the three
           years ended December 31, 2002                                                            60-61

         Consolidated Statements of Stockholder's Equity
           for the three years ended December 31, 2002                                                 62

         Notes to the Consolidated Financial Statements                                            63-100

(a) 2.   Financial Statement Schedules

         The following schedules are included herein:

         Schedule II - Valuation and Qualifying Accounts and
                           Reserves for the three years ended
                           December 31, 2002                                                          155

         Schedule XIII - Investment in Leveraged Leases at
                           December 31, 2002                                                          157

         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.   Exhibits

  *(3) Articles of Incorporation as amended effective November 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 3.]

  *(3)a By-laws as amended and restated effective October 18, 1999 [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (3)a].

  *(4) Indenture, dated as of October 18, 1999, between Midwest Energy, Inc. and The Bank of New York, as Trustee; First Supplemental Indenture, dated as of October 18, 1999, between CILCORP Inc. and The Bank of New York. [Designated in registration statement Form S-4 filed by CILCORP on November 4, 1999, as exhibits 4.1 and 4.2.]

 **(4)a  Instruments defining the rights of security holders.

+*(10) CILCO Executive Deferral Plan. As amended effective August 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 10.]

+*(10)a CILCO Executive Deferral Plan II. As amended effective April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)a.]

+*(10)b CILCO Benefit Replacement Plan (as amended effective August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)b.]

+*(10)c Retention Agreement between Central Illinois Light Company and Scott A. Cisel dated October 16, 2001. [Designated in Form 10-K for the year ended December 31, 2001, File No. 1-8946, as Exhibit (10)c.]

 +(10)d Incentive Compensation Agreements dated January 21, 2003, between CILCO and Robert J. Sprowls, Scott A. Cisel, James L. Luckey, III, and Thomas
         S. Romanowski.

+*(10)e CILCO Involuntary Severance Pay Plan effective July 16, 2001. [Designated in Form 10-K for the year ended December 31, 2001, File No. 1-8946, as Exhibit (10)e.]

+*(10)f CILCO Restructured Executive Deferral Plan (approved August 15, 1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)e.]

 (12.1) Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

 (24.1)  Power of Attorney

 (99.1) Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

 (99.3) Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None.

     * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

     ** Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of CILCORP Inc. and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

     +   Management compensatory plan or arrangement.

                                      CILCO

                                                                                                        Page No.
                                                                                                       Form 10-K
                                                                                                       ---------
(a)      1. Financial Statements

            The following are included herein:

            Report of Independent Public Accountants                                                       101

            Consolidated Statements of Income and Comprehensive
              Income for the three years ended December 31, 2002                                           102

            Consolidated Balance Sheets as of December 31, 2002,
              and December 31, 2001                                                                    103-104

            Consolidated Statements of Cash Flows for the three
              years ended December 31, 2002                                                            105-106

            Consolidated Statements of Stockholder's Equity for
              the three years ended December 31, 2002                                                      107

            Notes to the Consolidated Financial Statements                                             108-142

(a)      2. Financial Statement Schedules

            The following schedule is included herein:

            Schedule II - Valuation and Qualifying Accounts and
                          Reserves for the three years ended
                          December 31, 2002                                                                156

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.         Exhibits

  *(3) Articles of Incorporation. As amended April 28, 1998. [Designated in Form 10-K for the year ended December 31, 1998, File No. 1-8946, as Exhibit (3).]

   (3)a        Bylaws. As amended effective March 14, 2003.

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

 +*(10) CILCO Executive Deferral Plan. As amended effective August 15, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit 10.]

+*(10)a CILCO Executive Deferral Plan II. As amended effective April 1, 1999. [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)a.]

+*(10)b        Benefit Replacement Plan (as amended effective April 1, 1999).
               [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)b.]

+*(10)c Retention Agreement between Central Illinois Light Company and Scott A. Cisel dated October 16, 2001. [Designated in Form 10-K for the year ended December 31, 2001, File No. 1-8946, Exhibit
               (10)c.]

 +(10)d Incentive Compensation Agreements dated January 21, 2003 between CILCO and Robert J. Sprowls, Scott A. Cisel, James L. Luckey, III, and Thomas S. Romanowski.

+*(10)e        CILCO Involuntary Severance Pay Plan effective July 16, 2001.
               [Designated in Form 10-K for the year ended December 31, 2001, File No. 1-8946, as Exhibit (10)e.]

+*`(10)f       CILCO Restructured Executive Deferral Plan (approved August 15,
               1999). [Designated in Form 10-K for the year ended December 31, 1999, File No. 1-8946, as Exhibit (10)e.]

  (12.2)       Computation of Ratio of Earnings to Fixed Charges

  (24.2)       Power of Attorney

  (99.2) Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

  (99.4) Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

  +   Management compensatory plan or arrangement.

SCHEDULE II
                          CILCORP INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

Column A                           Column B               Column C              Column D       Column E
                                                         Additions
                                  Balance at      Charged        Charged                      Balance at
                                  Beginning          to          to Other                       End of
          Description             of Period        Income        Accounts      Deductions       Period
Year ended December 31, 2002
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts             $    1,800     $    2,551     $       --     $    2,362     $    1,989

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages               1,825          1,558             --          1,161          2,222
    Discontinued Operations
      Reserve                             --             --             --             --             --

Year ended December 31, 2001
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts             $    1,343     $    6,155     $       --     $    5,698     $    1,800

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages               1,670            986             --            831          1,825
    Discontinued Operations
      Reserve                            524             --             --            524             --

Year ended December 31, 2000
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts             $    1,296     $    2,000     $       --     $    1,953     $    1,343

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages               1,638          1,057             --          1,025          1,670
    Discontinued Operations
      Reserve                            500             --            663            639            524

SCHEDULE II
                         CENTRAL ILLINOIS LIGHT COMPANY
                 Valuation and Qualifying Accounts and Reserves
                  Years Ended December 31, 2002, 2001, and 2000
                                 (In thousands)

Column A                           Column B              Column C               Column D       Column E
                                                         Additions
                                  Balance at       Charged       Charged                      Balance at
                                  Beginning          to          to Other                       End of
         Description              of Period        Income        Accounts      Deductions       Period
Year ended December 31, 2002
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts             $    1,800     $    2,551     $       --     $    2,362     $    1,989

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages               1,825          1,558             --          1,161          2,222

Year ended December 31, 2001
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts             $    1,343     $    6,155     $       --     $    5,698     $    1,800

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages               1,670            986             --            831          1,825

Year ended December 31, 2000
  Accumulated Provisions
    Deducted from Assets-
    Doubtful Accounts             $    1,296     $    2,000     $       --     $    1,953     $    1,343

  Accumulated Provisions
    Not Deducted from Assets-
    Injuries and Damages               1,638          1,057             --          1,025          1,670

SCHEDULE XIII

CILCORP INC. AND SUBSIDIARIES
Investment in Leveraged Leases

Year Ended December 31, 2002
(In thousands)

                                                                                                      Amount
                                                                            Cost of each            carried on
                                                                              lease (1)         Balance Sheet (2)
Office buildings                                                               $23,130              $ 57,081
Warehouses                                                                      11,746                19,817
Generating stations                                                             21,890                33,766
Passenger railway equipment                                                      3,805                 7,167
Cargo aircraft                                                                   9,583                15,043
                                                                               -------              --------
    Totals                                                                     $70,154              $132,874
                                                                               =======              ========

(1) This value is the original cost of the leveraged lease net of original nonrecourse debt.

(2) The amount carried on the balance sheet includes current rents receivable and estimated residual value, net of unearned and deferred income and nonrecourse debt. The investment in leveraged leases balance does not include deferred taxes of $(106,604). In the fourth quarter of 2002, CIM decreased the estimated residual value of one of its leveraged leases by approximately $6.5 million to reflect current conditions in the secondary market for the asset.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CILCORP INC.


April 15, 2003                         By /s/ Gary L. Rainwater
                                          ---------------------
                                            Gary L. Rainwater
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                                        DATE
    /s/ Charles W. Mueller              Chairman and Director                                    April 15, 2003
-----------------------------
        Charles W. Mueller

    /s/ Gary L. Rainwater               President and Director                                   April 15, 2003
-----------------------------           (Principal Executive Officer)
        Gary L. Rainwater

    /s/ Warner L. Baxter                Senior Vice President and Director                       April 15, 2003
-----------------------------           (Principal Financial Officer)
        Warner L. Baxter

    /s/ Martin J. Lyons                 Vice President and Controller                            April 15, 2003
-----------------------------           (Principal Accounting Officer)
        Martin J. Lyons

    /s/ Paul A. Agathen                 Senior Vice President and Director                       April 15, 2003
-----------------------------
        Paul A. Agathen

               *                        Director                                                 April 15, 2003
-----------------------------
        Richard A. Liddy

               *                        Director                                                 April 15, 2003
-----------------------------
        Richard A. Lumpkin

               *                        Director                                                 April 15, 2003
-----------------------------
        Paul L. Miller, Jr.

               *                        Director                                                 April 15, 2003
-----------------------------
        Harvey Saligman

    /s/ Thomas R. Voss                  Senior Vice President and Director                       April 15, 2003
-----------------------------
        Thomas R. Voss

  /s/   David A. Whiteley               Senior Vice President and Director                       April 15, 2003
-----------------------------
        David A. Whiteley

               *                        Director                                                 April 15, 2003
-----------------------------
        James W. Wogsland

*By /s/ Steven R. Sullivan                                                                       April 15, 2003
    -------------------------
        Steven R. Sullivan
        Attorney-in-Fact

                                 CERTIFICATIONS

         I, Gary L. Rainwater, certify that:

         1. I have reviewed this annual report on Form 10-K of CILCORP Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                                          /s/ Gary L. Rainwater
                                                          ---------------------
                                                            Gary L. Rainwater
                                                         Chief Executive Officer

         I, Warner L. Baxter, certify that:

         1. I have reviewed this annual report on Form 10-K of CILCORP Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                                           /s/ Warner L. Baxter
                                                           --------------------
                                                             Warner L. Baxter
                                                         Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CENTRAL ILLINOIS LIGHT COMPANY




April 15, 2003                         By /s/ Gary L. Rainwater
                                          ---------------------
                                            Gary L. Rainwater
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                  TITLE                                           DATE
     /s/ Charles W. Mueller               Chairman and Director                                     April 15, 2003
------------------------------------
         Charles W. Mueller

     /s/ Gary L. Rainwater                President and Director                                    April 15, 2003
------------------------------------      (Principal Executive Officer)
         Gary L. Rainwater

     /s/ Warner L. Baxter                 Senior Vice President and Director                        April 15, 2003
------------------------------------      (Principal Financial Officer)
         Warner L. Baxter

     /s/ Martin J. Lyons                  Vice President and Controller                             April 15, 2003
------------------------------------      (Principal Accounting Officer)
         Martin J. Lyons

     /s/ Paul A. Agathen                  Senior Vice President and Director                        April 15, 2003
------------------------------------
         Paul A. Agathen

     /s/ Scott A. Cisel                   Vice President, Chief Operating                           April 15, 2003
------------------------------------      Officer and Director
         Scott A. Cisel

                   *                      Director                                                  April 15, 2003
------------------------------------
         Richard A. Liddy

                   *                      Director                                                  April 15, 2003
------------------------------------
         Richard A. Lumpkin

                   *                      Director                                                  April 15, 2003
------------------------------------
         Paul L. Miller, Jr.

                   *                      Director                                                  April 15, 2003
------------------------------------
         Harvey Saligman

     /s/ Thomas R. Voss                   Senior Vice President and Director                        April 15, 2003
------------------------------------
         Thomas R. Voss

                   *                      Director                                                  April 15, 2003
------------------------------------
         James W. Wogsland


*By  /s/ Steven R. Sullivan                                                                         April 15, 2003
    -----------------------
         Steven R. Sullivan
         Attorney-in-Fact

                                 CERTIFICATIONS

         I, Gary L. Rainwater, certify that:

         1. I have reviewed this annual report on Form 10-K of Central Illinois Light Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                                          /s/ Gary L. Rainwater
                                                          ---------------------
                                                            Gary L. Rainwater
                                                         Chief Executive Officer

         I, Warner L. Baxter, certify that:

         1. I have reviewed this annual report on Form 10-K of Central Illinois Light Company;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003
                                                           /s/ Warner L. Baxter
                                                           --------------------
                                                             Warner L. Baxter
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

                                    CILCORP

 EXHIBIT
 NUMBER        DESCRIPTION
   *(3)        Articles of Incorporation as amended effective November 15, 1999.
               [Designated in Form 10-K for the year ended December 31, 1999,
               File No. 1-8946, as Exhibit 3.]

  *(3)a        By-laws as amended and restated effective October 18, 1999
               [Designated in Form 10-K for the year ended December 31, 1999,
               File No. 1-8946, as Exhibit (3)a].

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

 +*(10)        CILCO Executive Deferral Plan. As amended effective August 15,
               1999. [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit 10.]

+*(10)a        CILCO Executive Deferral Plan II. As amended effective April 1,
               1999. [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit (10)a.]

+*(10)b        CILCO Benefit Replacement Plan (as amended effective August 15,
               1999). [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit (10)b.]

+*(10)c        Retention Agreement between Central Illinois Light Company and
               Scott A. Cisel dated October 16, 2001. [Designated in Form 10-K for the year ended December 31, 2001, File No. 1-8946, as Exhibit
               (10)c.]

 +(10)d        Incentive Compensation Agreements dated January 21, 2003, between
               CILCO and Robert J. Sprowls, Scott A. Cisel, James L. Luckey,
               III, and Thomas S. Romanowski.

+*(10)e        CILCO Involuntary Severance Pay Plan effective July 16, 2001.
               [Designated in Form 10-K for the year ended December 31, 2001,
               File No. 1-8946, as Exhibit (10)e.]

+*(10)f        CILCO Restructured Executive Deferral Plan (approved August 15,
               1999). [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit (10)e.]

 (12.1)        Computation of Ratio of Earnings to Combined Fixed Charges and
               Preferred Stock Dividends

 (24.1)        Power of Attorney

 (99.1) Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

 (99.3) Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

     * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or other filings of CILCORP or CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.

     ** Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt as the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of CILCORP Inc. and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

     +   Management compensatory plan or arrangement.



                                     CILCO

   *(3) Articles of Incorporation. As amended April 28, 1998. [Designated in Form 10-K for the year ended December 31, 1998, File No.
               1-8946, as Exhibit (3).]

    (3)a       Bylaws. As amended effective March 14, 2003.

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

  +*(10)       CILCO Executive Deferral Plan. As amended effective August 15,
               1999. [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit 10.]

  +*(10)a      CILCO Executive Deferral Plan II. As amended effective April 1,
               1999. [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit (10)a.]

  +*(10)b      Benefit Replacement Plan (as amended effective April 1, 1999).
               [Designated in Form 10-K for the year ended December 31, 1999,
               File No. 1-8946, as Exhibit (10)b.]

  +*(10)c      Retention Agreement between Central Illinois Light Company and
               Scott A. Cisel dated October 16, 2001. [Designated in Form 10-K for the year ended December 31, 2001, File No. 1-8946, Exhibit
               (10)c.]

  +(10)d       Incentive Compensation Agreements dated January 21, 2003 between
               CILCO and Robert J. Sprowls, Scott A. Cisel, James L. Luckey,
               III, and Thomas S. Romanowski.

  +*(10)e       CILCO Involuntary Severance Pay Plan effective July 16, 2001.
               [Designated in Form 10-K for the year ended December 31, 2001,
               File No. 1-8946, as Exhibit (10)e.]

  +*(10)f      CILCO Restructured Executive Deferral Plan (approved August 15,
               1999). [Designated in Form 10-K for the year ended December 31,
               1999, File No. 1-8946, as Exhibit (10)e.]

  (12.2)       Computation of Ratio of Earnings to Fixed Charges

  (24.2)       Power of Attorney

  (99.2) Certificate of Chief Executive Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

  (99.4) Certificate of Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

     * These exhibits have been previously filed with the Securities and Exchange Commission (SEC) as exhibits to registration statements or to other filings of CILCO with the SEC and are incorporated herein as exhibits by reference. The file number and exhibit number of each such exhibit (where applicable) are stated in the description of such exhibit.


     +   Management compensatory plan or arrangement.