Form 10-Q
period 2004-06-30
CILCORP INC; AMERENENERGY GENERATING CO; AMEREN CORP; CENTRAL ILLINOIS PUBLIC SERVICE CO; CENTRAL ILLINOIS LIGHT CO; UNION ELECTRIC CO
filed 2004-08-09
CIK 762129, 1135361, 1002910, 18654, 18651, 100826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                 (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      for the Quarterly Period Ended June 30, 2004

                                       OR
                 ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.



                  Exact Name of Registrant as specified in its charter;
Commission        State of Incorporation;                                           IRS Employer
File Number       Address and Telephone Number                                      Identification No.
----------        ----------------------------                                      ------------------
1-14756           Ameren Corporation                                                    43-1723446
                  (Missouri Corporation)
                  1901 Chouteau Avenue
                  St. Louis, Missouri 63103
                  (314) 621-3222

1-2967            Union Electric Company                                                43-0559760
                  (Missouri Corporation)
                  1901 Chouteau Avenue
                  St. Louis, Missouri 63103
                  (314) 621-3222

1-3672            Central Illinois Public Service Company                               37-0211380
                  (Illinois Corporation)
                  607 East Adams Street
                  Springfield, Illinois 62739
                  (217) 523-3600


333-56594         Ameren Energy Generating Company                                      37-1395586
                  (Illinois Corporation)
                  1901 Chouteau Avenue
                  St. Louis, Missouri 63103
                  (314) 621-3222

2-95569           CILCORP Inc.                                                          37-1169387
                  (Illinois Corporation)
                  300 Liberty Street
                  Peoria, Illinois 61602
                  (309) 677-5230

1-2732            Central Illinois Light Company                                        37-0211050
                  (Illinois Corporation)
                  300 Liberty Street
                  Peoria, Illinois 61602
                  (309) 677-5230

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                                    Yes    (X)       No     ( )

     Indicate by check mark whether each Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

     Ameren Corporation                             Yes    (X)       No     ( )
     Union Electric Company                         Yes    ( )       No     (X)
     Central Illinois Public Service Company        Yes    ( )       No     (X)
     Ameren Energy Generating Company               Yes    ( )       No     (X)
     CILCORP Inc.                                   Yes    ( )       No     (X)
     Central Illinois Light Company                 Yes    ( )       No     (X)

     The number of shares outstanding of each Registrant's classes of common stock as of July 30, 2004, was as follows:

     Ameren Corporation                                       Common stock, $.01 par value - 194,274,842

     Union Electric Company                                   Common stock, $5 par value, held by Ameren Corporation
                                                              (parent company of the Registrant) - 102,123,834

     Central Illinois Public Service Company                  Common stock, no par value, held by Ameren Corporation
                                                              (parent company of the Registrant) - 25,452,373

     Ameren Energy Generating Company                         Common stock, no par value, held by Ameren Energy
                                                              Development Company (parent company of the Registrant
                                                              and indirect subsidiary of Ameren Corporation) - 2,000

     CILCORP Inc.                                             Common stock, no par value, held by Ameren Corporation
                                                              (parent company of the Registrant) - 1,000

     Central Illinois Light Company                           Common stock, no par value, held by CILCORP Inc. (parent
                                                              company of the Registrant and subsidiary of Ameren
                                                              Corporation) - 13,563,871

     This combined Form 10-Q is separately filed by Ameren Corporation, Union Electric Company, Central Illinois Public Service Company, Ameren Energy Generating Company, CILCORP Inc. and Central Illinois Light Company. Each Registrant hereto is filing on its own behalf all of the information contained in this quarterly report that relates to such Registrant. Each Registrant hereto is not filing any information that does not relate to such Registrant, and therefore makes no representation as to any such information.

     Prior to the quarterly report on Form 10-Q for the period ended September 30, 2003, separate filings were made by each Registrant, except CILCORP Inc. and Central Illinois Light Company, which made a combined filing. Ameren Corporation and its subsidiaries changed to a combined filing in order to improve disclosure and to simplify administrative processes.

                         OMISSION OF CERTAIN INFORMATION

     Ameren Energy Generating Company and CILCORP Inc. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format allowed under that General Instruction.



                                TABLE OF CONTENTS
                                                                                                                    Page
Glossary of Terms and Abbreviations.................................................................................  5

Forward-looking Statements..........................................................................................  8

PART I.          Financial Information

   ITEM 1.       Financial Statements (Unaudited)

                 Ameren Corporation
                 Consolidated Statement of Income...................................................................  9
                 Consolidated Balance Sheet......................................................................... 10
                 Consolidated Statement of Cash Flows............................................................... 11


                 Union Electric Company
                 Consolidated Statement of Income................................................................... 12
                 Consolidated Balance Sheet......................................................................... 13
                 Consolidated Statement of Cash Flows............................................................... 14

                 Central Illinois Public Service Company
                 Statement of Income................................................................................ 15
                 Balance Sheet...................................................................................... 16
                 Statement of Cash Flows............................................................................ 17

                 Ameren Energy Generating Company
                 Statement of Income................................................................................ 18
                 Balance Sheet...................................................................................... 19
                 Statement of Cash Flows............................................................................ 20

                 CILCORP Inc.
                 Consolidated Statement of Income................................................................... 21
                 Consolidated Balance Sheet......................................................................... 22
                 Consolidated Statement of Cash Flows............................................................... 23

                 Central Illinois Light Company
                 Consolidated Statement of Income................................................................... 24
                 Consolidated Balance Sheet......................................................................... 25
                 Consolidated Statement of Cash Flows............................................................... 26


                 Combined Notes to Financial Statements............................................................. 27

   ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 53

   ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk......................................... 77

   ITEM 4.       Controls and Procedures............................................................................ 81



PART II.         Other Information

   ITEM 1.       Legal Proceedings.................................................................................. 81

   ITEM 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities................... 82

   ITEM 4.       Submission of Matters to a Vote of Security Holders................................................ 82

   ITEM 5.       Other Information.................................................................................. 84

   ITEM 6.       Exhibits and Reports on Form 8-K................................................................... 84

SIGNATURES.......................................................................................................... 86


     This Form 10-Q contains "forward-looking  statements" within the meaning of
     Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-Q under the heading Forward-looking Statements. Forward-looking statements are all statements other than statements of historical fact, including those statements that are identified by the use of the words "anticipates," "estimates,"
     "expects," "intends," "plans," "predicts," "projects" and similar expressions.

                       GLOSSARY OF TERMS AND ABBREVIATIONS

     When we refer to our, we or us, it indicates that the referred information relates to all Ameren Companies. When we refer to financing or acquisition activities, we are defining Ameren as the parent holding company. When appropriate, subsidiaries of Ameren are specifically referenced in order to distinguish among their different business activities.

AERG - AmerenEnergy Resources Generating Company, a subsidiary of CILCO, which operates a non rate-regulated electric generation business in Illinois and which was formerly known as Central Illinois Generation, Inc.

AES - The AES Corporation.

AFS - Ameren Energy Fuels and Services Company, a subsidiary of Resources Company, which procures fuel and gas and manages the related risks for the Ameren Companies.

Ameren - Ameren Corporation and its subsidiaries on a consolidated basis. When referring to financing or acquisition activities, Ameren is defined as Ameren Corporation, the parent.

Ameren Companies - The individual Registrants within the Ameren consolidated group.

Ameren Energy - Ameren Energy, Inc., a subsidiary of Ameren Corporation, which serves as a power marketing and risk management agent for UE and Genco for transactions of primarily less than one year.

Ameren Services - Ameren Services Company, a subsidiary of Ameren Corporation, which provides a variety of support services to Ameren and its subsidiaries.

Capacity factor - A measure that indicates the percent of an electric power generating unit's(s') capacity that was used during a period.

CILCO - Central Illinois Light Company, a subsidiary of CILCORP, which operates a rate-regulated transmission and distribution business, a primarily non rate-regulated electric generation business, and a rate-regulated natural gas distribution business in Illinois as AmerenCILCO. CILCO owns all of the common stock of AERG.

CILCORP - CILCORP Inc., a subsidiary of Ameren Corporation, which operates as a holding company for CILCO.

CIPS  -  Central  Illinois  Public  Service  Company,  a  subsidiary  of  Ameren
Corporation,   which  operates  a   rate-regulated   electric  and  natural  gas
transmission and distribution business in Illinois as AmerenCIPS.

Cooling degree days - The summation of positive differences between the mean daily temperature and the 65 degrees Fahrenheit base. This statistic is useful as an indicator of demand for electricity for summer space cooling for residential and commercial customers.

CT - Combustion turbine generation equipment.

Development Company - Ameren Energy Development Company, a subsidiary of Resources Company and parent of Genco, which develops and constructs generating facilities for Genco.

DOE - Department of Energy, a governmental agency of the United States of America.

DOJ - Department of Justice, a governmental agency of the United States of America.

DRPlus - Ameren Corporation's dividend reinvestment and stock purchase plan.

Dynegy - Dynegy Inc., the indirect parent company of Illinois Power.

EEI - Electric Energy, Inc., a 60%-owned subsidiary of Ameren Corporation, which is 40% owned by UE and 20% owned by Resources Company, and which operates electric generation and transmission facilities in Illinois.

EPA - Environmental Protection Agency, a governmental agency of the United States of America.

Equivalent availability factor - A measure that indicates the percent of time an electric power generating unit(s) was available for service during a period.

ERISA - Employee Retirement Income Security Act of 1974, as amended.

Exchange Act - Securities Exchange Act of 1934, as amended.

FASB - Financial Accounting Standards Board, a rulemaking organization that establishes financial accounting and reporting standards in the United States of America.

FCC - Federal Communications Commission, a governmental agency of the United States of America.

FERC - Federal Energy Regulatory Commission, a governmental agency of the United States of America that, among other things, regulates interstate transmission and wholesale sales of electricity and natural gas and related matters and hydroelectric facilities.

FIN  -  FASB  Interpretation  intended  to  clarify  accounting   pronouncements
previously issued by the FASB.

Fitch - Fitch Ratings, a credit rating agency.

FTC - Federal Trade Commission, a governmental agency of the United States of America.

GAAP - Generally accepted accounting principles in the United States of America.

Genco - Ameren Energy Generating Company, a subsidiary of Development Company, which operates a non rate-regulated electric generation business in Illinois and Missouri.

GridAmerica Companies - UE, CIPS, American Transmission Systems, Inc., a subsidiary of FirstEnergy Corp., and Northern Indiana Public Service Company, a subsidiary of NiSource, Incorporated.

Hart-Scott-Rodino Act - Hart-Scott-Rodino Antitrust Improvements Act of 1976, which establishes procedures for companies involved in transactions that meet certain criteria to file a premerger notification with the FTC and the DOJ Antitrust Division and establishes prescribed time periods for government review prior to completing their transaction.

Heating degree days - The summation of negative differences between the mean daily temperature and the 65 degrees Fahrenheit base. This statistic is useful as an indicator of demand for electricity and natural gas for winter space heating for residential and commercial customers.

IBEW - International Brotherhood of Electrical Workers.

ICC - Illinois Commerce Commission, a state agency that regulates the Illinois utility businesses and operations of UE, CIPS, CILCO and Illinois Power.

Illinois Customer Choice Law - Illinois Electric Service Customer Choice and Rate Relief Law of 1997, which provides for electric utility restructuring and introduces competition into the retail supply of electric energy in Illinois.

Illinois Power - Illinois Power Company, a wholly owned subsidiary of Illinova Corporation, which is a subsidiary of Dynegy.

IUOE - International Union of Operating Engineers.

MAIN - Mid-America Interconnected Network, Inc., one of the regional electric reliability councils organized for coordinating the planning and operation of the nation's bulk power supply.

Marketing Company - Ameren Energy Marketing Company, a subsidiary of Resources Company, which markets power for periods primarily over one year.

Medina Valley - AmerenEnergy Medina Valley Cogen (No. 4), LLC and its subsidiaries, which are subsidiaries of Resources Company, which indirectly own a 40 megawatt, gas-fired electric generation plant.

Midwest ISO - Midwest Independent Transmission System Operator Inc.

Missouri Environmental Authority - State Environmental Improvement and Energy Resources Authority of the State of Missouri, a governmental instrumentality that is authorized to finance environmental projects through the issuance of tax exempt bonds and notes.

Money pool - Borrowing arrangements with and among the Ameren Companies to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses referred to as the utility money pool and the non-state regulated subsidiary money pool, respectively.

Moody's - Moody's Investors Service, Inc., a credit rating agency.

MoPSC - Missouri Public Service Commission, a state agency that regulates the Missouri utility business and operations of UE.

NRC - Nuclear Regulatory Commission, a governmental agency of the United States of America.

NOx - Nitrogen oxide.

NYMEX - New York Mercantile Exchange.

OATT -  Open Access Transmission Tariff.

OCI - Other Comprehensive Income (Loss) as defined by GAAP.

PJM - PJM Interconnection LLC.

PUHCA - Public Utility Holding Company Act of 1935, as amended.

Resources  Company - Ameren  Energy  Resources  Company,  a subsidiary of Ameren
Corporation,   which  consists  of  non  rate-regulated  operations,   including
Development Company, Genco, Marketing Company, AFS and Medina Valley.

RRO - Regional Reliability Organization.

RTO - Regional Transmission Organization.

S&P - Standard and Poor's Inc., a credit rating agency.

SEC - Securities and Exchange Commission, a governmental agency of the United States of America.

SFAS - Statement of Financial Accounting Standards, the accounting and financial reporting rules issued by the FASB.

SO2 - Sulfur dioxide.

UE - Union Electric Company, a subsidiary of Ameren Corporation, which operates a rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois as AmerenUE.

FORWARD-LOOKING STATEMENTS


     Statements made in this report, which are not based on historical facts, are "forward-looking" and, accordingly, involve risks and uncertainties that could cause actual results to differ materially from those discussed. Although such "forward-looking" statements have been made in good faith and are based on reasonable assumptions, there is no assurance that the expected results will be achieved. These statements include (without limitation) statements as to future expectations, beliefs, plans, strategies, objectives, events, conditions, and financial performance. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause actual results to differ materially from those anticipated. The following factors, in addition to those discussed elsewhere in this report and in past and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such "forward-looking" statements:

o the closing and timing of Ameren's acquisition of Illinois Power and the impact of any conditions imposed by regulators in connection with their approval thereof;
o the effects of the stipulation and agreement relating to the UE Missouri electric excess earnings complaint case and other regulatory actions, including changes in regulatory policies;
o changes in laws and other governmental actions, including monetary and fiscal policies;
o the impact on the company of current regulations related to the opportunity for customers to choose alternative energy suppliers in Illinois;
o the effects of increased competition in the future due to, among other things, deregulation of certain aspects of our business at both the state and federal levels;
o the effects of participation in a FERC-approved RTO, including activities associated with the Midwest ISO;
o the availability of fuel for the production of electricity, such as coal and natural gas, and purchased power and natural gas for distribution, and the level and volatility of future market prices for such commodities, including the ability to recover any increased costs;
o    the use of financial and derivative instruments;
o    average rates for electricity in the Midwest;
o    business and economic conditions;
o the impact of the adoption of new accounting standards and the application of appropriate technical accounting rules and guidance;
o    interest rates and the availability of capital;
o    actions of ratings agencies and the effects of such actions;
o    weather conditions;
o    generation plant construction, installation and performance;
o operation of nuclear power facilities, including planned and unplanned outages, and decommissioning costs;
o    the  effects  of  strategic   initiatives,   including   acquisitions   and
     divestitures;
o the impact of current environmental regulations on utilities and generating companies and the expectation that more stringent requirements will be introduced over time, which could potentially have a negative financial effect;
o future wages and employee benefits costs, including changes in returns on benefit plan assets;
o disruptions of the capital markets or other events making the Ameren Companies' access to necessary capital more difficult or costly;
o competition from other generating facilities, including new facilities that may be developed;
o difficulties in integrating CILCO and Illinois Power, if consummated, with Ameren's other businesses;
o changes in the energy markets, environmental laws or regulations, interest rates or other factors adversely impacting assumptions in connection with the CILCORP and Illinois Power, if consummated, acquisitions;
o cost and availability of transmission capacity for the energy generated by the Ameren Companies' generating facilities or required to satisfy energy sales made by the Ameren Companies; and legal and administrative proceedings.

     Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Except to the extent required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               AMEREN CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (Unaudited) (In millions, except per share amounts)

                                                                 Three Months Ended      Six Months Ended
                                                                       June 30,              June 30,
                                                               ---------------------- ----------------------
                                                                   2004        2003       2004        2003
                                                               ----------  ---------- ----------- ----------
Operating Revenues:
 Electric                                                      $   1,032   $     968  $   1,945   $   1,824
 Gas                                                                 119         118        420         368
 Other                                                                 1           2          3           4
                                                               ----------  ---------- ----------  ----------
     Total operating revenues                                      1,152       1,088      2,368       2,196
                                                               ----------  ---------- ----------  ----------
Operating Expenses:
 Fuel and purchased power                                            282         239        553         471
 Gas purchased for resale                                             75          83        288         264
 Other operations and maintenance                                    343         307        649         599
 Depreciation and amortization                                       132         132        262         256
 Taxes other than income taxes                                        74          77        154         155
                                                               ----------  ---------- ----------  ----------
     Total operating expenses                                        906         838      1,906       1,745
                                                               ----------  ---------- ----------  ----------
Operating Income                                                     246         250        462         451
Other Income and (Deductions):
    Miscellaneous income                                               4           5         12          11
    Miscellaneous expense                                             (4)         (7)        (5)        (10)
                                                               ----------  ---------- ----------  ----------
     Total other income and (deductions)                               -          (2)         7           1
                                                               ----------  ---------- ----------  ----------
Interest Charges and Preferred Dividends:
 Interest                                                             66          69        130         135
 Preferred dividends of subsidiaries                                   2           2          5           5
                                                               ----------  ---------- ----------  ----------
     Net interest charges and preferred dividends                     68          71        135         140
                                                               ----------  ---------- ----------  ----------
Income Before Income Taxes and Cumulative Effect of Change
 in Accounting Principle                                             178         177        334         312
Income Taxes                                                          60          67        119         119
                                                               ----------  ---------- ----------  ----------
Income Before Cumulative Effect of Change in Accounting
 Principle                                                           118         110        215         193
Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes of $-, $-, $- and $12                            -           -          -          18
                                                               ----------  ---------- ----------  ----------
Net Income                                                     $     118   $     110  $     215   $     211
                                                               ==========  ========== ==========  ==========
Earnings per Common Share - Basic and Diluted:
 Income before cumulative effect of change
  in accounting principle                                      $    0.65   $    0.68  $    1.20   $    1.21
 Cumulative effect of change in accounting
  principle, net of income taxes                                       -           -          -        0.11
                                                               ----------  ---------- ----------  ----------
Earnings per Common Share - Basic and Diluted                  $    0.65   $    0.68  $    1.20   $    1.32
                                                               ==========  ========== ==========  ==========

Dividends per Common Share                                     $   0.635   $   0.635  $    1.27   $    1.27
Average Common Shares Outstanding                                  182.7       161.2      178.5       160.1


The accompanying notes are an integral part of these consolidated financial statements.




                      AMEREN CORPORATION
                  CONSOLIDATED BALANCE SHEET
     (Unaudited) (In millions, except per share amounts)

                                                                      June 30,     December 31,
                                                                        2004          2003
                                                                    -----------    ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                         $       511    $       111
  Accounts receivables - trade (less allowance for doubtful
    accounts of $12 and $13, respectively)                                  343            326
  Unbilled revenue                                                          258            221
  Miscellaneous accounts and notes receivable                                47            126
  Materials and supplies, at average cost                                   458            487
  Other current assets                                                       35             46
                                                                    ------------   ------------
    Total current assets                                                  1,652          1,317
                                                                    ------------   ------------
Property and Plant, Net                                                  11,052         10,920
Investments and Other Non-Current Assets:
  Investments in leveraged leases                                           153            164
  Nuclear decommissioning trust fund                                        219            212
  Goodwill and other intangibles, net                                       565            574
  Other assets                                                              354            320
                                                                    ------------   ------------
    Total investments and other non-current assets                        1,291          1,270
                                                                    ------------   ------------
Regulatory Assets                                                           682            729
                                                                    ------------   ------------
           TOTAL ASSETS                                             $    14,677    $    14,236
                                                                    ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                              $       291    $       498
  Short-term debt                                                            35            161
  Accounts and wages payable                                                273            480
  Taxes accrued                                                             220            103
  Other current liabilities                                                 215            215
                                                                    ------------   ------------
    Total current liabilities                                             1,034          1,457
                                                                    ------------   ------------
Long-term Debt, Net                                                       4,051          4,070
Preferred Stock of Subsidiary Subject to Mandatory Redemption                21             21
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                  1,775          1,853
  Accumulated deferred investment tax credits                               145            151
  Regulatory liabilities                                                    862            824
  Asset retirement obligations                                              425            413
  Accrued pension liabilities                                               744            699
  Other deferred credits and liabilities                                    175            190
                                                                    ------------   ------------
    Total deferred credits and other non-current liabilities              4,126          4,130
                                                                    ------------   ------------
Preferred Stock of Subsidiaries Not Subject to Mandatory Redemption         182            182
Minority Interest in Consolidated Subsidiaries                               25             22
Commitments and Contingencies (Note 9)
Stockholders' Equity:
  Common stock, $.01 par value, 400.0 shares authorized -
    shares outstanding of 183.3 and 162.9 respectively                        2              2
  Other paid-in capital, principally premium on common stock              3,456          2,552
  Retained earnings                                                       1,835          1,853
  Accumulated other comprehensive income (loss)                             (41)           (44)
  Other                                                                     (14)            (9)
                                                                    ------------   ------------
    Total stockholders' equity                                            5,238          4,354
                                                                    ------------   ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    14,677    $    14,236
                                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.




                               AMEREN CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                       2004          2003
                                                                                   ----------    -----------

Cash Flows From Operating Activities:
 Net income                                                                        $     215     $      211
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                                    -            (18)
    Depreciation and amortization                                                        262            256
    Amortization of nuclear fuel                                                          13             16
    Amortization of debt issuance costs and premium/discounts                              5              5
    Deferred income taxes, net                                                            (5)            (9)
    Deferred investment tax credits, net                                                  (6)            (6)
    Coal contract settlement                                                              18              -
    Other                                                                                  1            (11)
       Changes in assets and liabilities, excluding the effects of the acquisitions:
       Receivables, net                                                                  (23)             6
       Materials and supplies                                                             29            (14)
       Accounts and wages payable                                                       (162)          (149)
       Taxes accrued                                                                     117             99
       Assets, other                                                                     (57)            17
       Liabilities, other                                                                 29             27
                                                                                   ----------    -----------
Net cash provided by operating activities                                                436            430
                                                                                   ----------    -----------

Cash Flows From Investing Activities:
 Construction expenditures                                                              (379)          (332)
 Acquisitions, net of cash acquired                                                        -           (489)
 Nuclear fuel expenditures                                                                (5)            (1)
 Other                                                                                    17              6
                                                                                   ----------    -----------
Net cash used in investing activities                                                   (367)          (816)
                                                                                   ----------    -----------

Cash Flows From Financing Activities:
 Dividends on common stock                                                              (232)          (205)
 Capital issuance costs                                                                  (23)           (11)
 Redemptions, repurchases, and maturities:
   Nuclear fuel lease                                                                    (67)           (20)
   Short-term debt                                                                      (126)           (91)
   Long-term debt                                                                       (260)          (420)
 Issuances:
   Common stock                                                                          935            308
   Long-term debt                                                                        104            298
                                                                                   ----------    -----------
Net cash provided by (used in) financing activities                                      331           (141)
                                                                                   ----------    -----------

Net change in cash and cash equivalents                                                  400           (527)
Cash and cash equivalents at beginning of year                                           111              -
                                                                                   ----------    -----------
Cash and cash equivalents at end of period                                         $     511     $     (527)
                                                                                   ==========    ===========

Cash Paid During the Periods:
 Interest                                                                          $     145     $      133
 Income taxes, net                                                                        71            100


The accompanying notes are an integral part of these consolidated financial statements.



               UNION ELECTRIC COMPANY
          CONSOLIDATED STATEMENT OF INCOME
              (Unaudited) (In millions)


                                                           Three Months Ended                Six Months Ended
                                                                 June 30,                        June 30,
                                                      -----------------------------    -----------------------------
                                                          2004            2003             2004            2003
                                                      -------------   -------------    -------------   -------------
Operating Revenues:
 Electric                                             $        658    $        616     $      1,206    $      1,171
 Gas                                                            25              20               97              85
                                                      -------------   -------------    -------------   -------------
     Total operating revenues                                  683             636            1,303           1,256
                                                      -------------   -------------    -------------   -------------

Operating Expenses:
 Fuel and purchased power                                      139             123              282             265
 Gas purchased for resale                                       14              13               58              52
 Other operations and maintenance                              207             187              400             372
 Depreciation and amortization                                  74              71              146             141
 Taxes other than income taxes                                  56              54              111             107
                                                      -------------   -------------    -------------   -------------
     Total operating expenses                                  490             448              997             937
                                                      -------------   -------------    -------------   -------------

Operating Income                                               193             188              306             319

Other Income and (Deductions):
    Miscellaneous income                                         4               8                9               9
    Miscellaneous expense                                       (4)             (2)              (5)             (3)
                                                      -------------   -------------    -------------   -------------
     Total other income and (deductions)                         -               6                4               6
                                                      -------------   -------------    -------------   -------------

Interest Charges                                                26              26               51              51
                                                      -------------   -------------    -------------   -------------

Income Before Income Taxes                                     167             168              259             274

Income Taxes                                                    58              61               92              99
                                                      -------------   -------------    -------------   -------------

Net Income                                                     109             107              167             175

Preferred Stock Dividends                                        2               2                3               3
                                                      -------------   -------------    -------------   -------------

Net Income Available to Common Stockholder            $        107    $        105     $        164    $        172
                                                      =============   =============    =============   =============


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.


                             UNION ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEET
               (Unaudited) (In millions, except per share amounts)

                                                                                     June 30,         December 31,
                                                                                       2004               2003
                                                                                   -------------      -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                        $         15       $         15
  Accounts receivable - trade (less allowance for doubtful
    accounts of $5 and $6, respectively)                                                    187                172
  Unbilled revenue                                                                          170                111
  Miscellaneous accounts and notes receivable                                                44                117
  Materials and supplies, at average cost                                                   182                175
  Other current assets                                                                       12                 26
                                                                                   -------------      -------------
    Total current assets                                                                    610                616
                                                                                   -------------      -------------
Property and Plant, Net                                                                   6,904              6,758
Investments and Other Non-Current Assets:
  Nuclear decommissioning trust fund                                                        219                212
  Other assets                                                                              259                246
                                                                                   -------------      -------------
    Total investments and other non-current assets                                          478                458
                                                                                   -------------      -------------
Regulatory Assets                                                                           637                685
                                                                                   -------------      -------------
           TOTAL ASSETS                                                            $      8,629       $      8,517
                                                                                   =============      =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt                                             $        277       $        344
  Short-term debt                                                                             -                150
  Borrowings from money pool                                                                342                  -
  Accounts and wages payable                                                                175                314
  Taxes accrued                                                                             181                 66
  Other current liabilities                                                                  98                102
                                                                                   -------------      -------------
    Total current liabilities                                                             1,073                976
                                                                                   -------------      -------------
Long-term Debt, Net                                                                       1,762              1,758
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                  1,214              1,289
  Accumulated deferred investment tax credits                                               111                114
  Regulatory liabilities                                                                    684                652
  Asset retirement obligations                                                              420                408
  Accrued pension and other postretirement benefits                                         339                317
  Other deferred credits and liabilities                                                     81                 80
                                                                                   -------------      -------------
    Total deferred credits and other non-current liabilities                              2,849              2,860
                                                                                   -------------      -------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, $5 par value, 150.0 shares authorized - 102.1 shares outstanding            511                511
  Preferred stock not subject to mandatory redemption                                       113                113
  Other paid-in capital, principally premium on common stock                                702                702
  Retained earnings                                                                       1,649              1,630
  Accumulated other comprehensive income (loss)                                             (30)               (33)
                                                                                   -------------      -------------
    Total stockholder's equity                                                            2,945              2,923
                                                                                   -------------      -------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $      8,629       $      8,517
                                                                                   =============      =============


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.




                             UNION ELECTRIC COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                -----------------------------
                                                                                    2004             2003
                                                                                -------------   -------------
Cash Flows From Operating Activities:
 Net income                                                                     $        167    $        175
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                        146             141
    Amortization of nuclear fuel                                                          13              16
    Amortization of debt issuance costs and premium/discounts                              2               2
    Deferred income taxes, net                                                            (8)            (16)
    Deferred investment tax credits, net                                                  (3)             (3)
    Coal contract settlement                                                              18               -
    Other                                                                                  3              (5)
    Changes in assets and liabilities:
       Receivables, net                                                                  (58)            (40)
       Materials and supplies                                                             (7)             (1)
       Accounts and wages payable                                                       (125)           (147)
       Taxes accrued                                                                     115              94
       Assets, other                                                                       8             (14)
       Liabilities, other                                                                  7              36
                                                                                -------------   -------------
Net cash provided by operating activities                                                278             238
                                                                                -------------   -------------

Cash Flows From Investing Activities:
 Construction expenditures                                                              (253)           (226)
 Nuclear fuel expenditures                                                                (5)             (1)
 Other                                                                                     -               2
                                                                                -------------   -------------
Net cash used in investing activities                                                   (258)           (225)
                                                                                -------------   -------------

Cash Flows From Financing Activities:
 Dividends on common stock                                                              (145)           (165)
 Dividends on preferred stock                                                             (3)             (3)
 Capital issuance costs                                                                   (1)             (3)
 Redemptions, repurchases, and maturities:
   Nuclear fuel lease                                                                    (67)            (20)
   Short-term debt                                                                      (150)            (73)
   Long-term debt                                                                       (100)           (189)
 Issuances:
   Long-term debt                                                                        104             298
   Borrowings from money pool                                                            342             154
                                                                                -------------   -------------
Net cash used in financing activities                                                    (20)             (1)
                                                                                -------------   -------------

Net change in cash and cash equivalents                                                    -              12
Cash and cash equivalents at beginning of year                                            15               9
                                                                                -------------   -------------
Cash and cash equivalents at end of period                                      $         15    $         21
                                                                                =============   =============

Cash Paid During the Periods:
 Interest                                                                       $         50    $         45
 Income taxes, net                                                                        41              74


The accompanying notes as they relate to UE are an integral part of these consolidated financial statements.





                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                               STATEMENT OF INCOME
                            (Unaudited) (In millions)


                                                    Three Months Ended             Six Months Ended
                                                        June 30,                       June 30,
                                                ----------------------------     ------------------------
                                                   2004              2003             2004          2003
                                                -----------      -----------    -----------   -----------
Operating Revenues:
 Electric                                       $      139       $      137     $      266    $      269
 Gas                                                    28               30            113           107
                                                -----------      -----------    -----------   -----------
   Total operating revenues                            167              167            379           376
                                                -----------      -----------    -----------   -----------

Operating Expenses:
 Purchased power                                        79               82            159           168
 Gas purchased for resale                               16               18             72            71
 Other operations and maintenance                       35               38             72            80
 Depreciation and amortization                          13               13             26            26
 Taxes other than income taxes                           5                7             14            16
                                                -----------      -----------    -----------   -----------
   Total operating expenses                            148              158            343           361
                                                -----------      -----------    -----------   -----------
Operating Income                                        19                9             36            15

Other Income and (Deductions):
  Miscellaneous income                                   6                7             13            14
  Miscellaneous expense                                 (1)              (1)            (1)           (2)
                                                -----------      -----------    -----------   -----------
   Total other income and (deductions)                   5                6             12            12
                                                -----------      -----------    -----------   -----------

Interest Charges                                         8                9             16            18
                                                -----------      -----------    -----------   -----------
Income Before Income Taxes                              16                6             32             9

Income Taxes                                             8                3             14             4
                                                -----------      -----------    -----------   -----------

Net Income                                               8                3             18             5

Preferred Stock Dividends                                -                -              1             1
                                                -----------      -----------    -----------   -----------

Net Income Available to Common Stockholder      $        8       $        3     $       17    $        4
                                                ===========      ===========    ===========   ===========


The accompanying notes as they relate to CIPS are an integral part of these financial statements.




                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                  BALANCE SHEET
                            (Unaudited) (In millions)

                                                                                  June 30,         December 31,
                                                                                    2004               2003
                                                                                -------------     -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                     $          3      $         16
  Accounts receivable - trade (less allowance for doubtful
   accounts of $2 and $1, respectively)                                                   51                48
  Unbilled revenue                                                                        61                64
  Miscellaneous accounts and notes receivable                                             22                22
  Current portion of intercompany note receivable - Genco                                324                49
  Current portion of intercompany tax receivable - Genco                                  12                12
  Materials and supplies, at average cost                                                 42                51
  Other current assets                                                                    12                 6
                                                                                -------------     -------------
    Total current assets                                                                 527               268
                                                                                -------------     -------------
Property and Plant, Net                                                                  951               955
Investments and Other Non-Current Assets:
  Intercompany note receivable - Genco                                                     -               324
  Intercompany tax receivable - Genco                                                    144               150
  Other assets                                                                            23                17
                                                                                -------------     -------------
    Total investments and other non-current assets                                       167               491
                                                                                -------------     -------------
Regulatory Assets                                                                         31                28
                                                                                -------------     -------------
         TOTAL ASSETS                                                           $      1,676      $      1,742
                                                                                =============     =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts and wages payable                                                    $         74      $         71
  Borrowings from money pool                                                              47               121
  Taxes accrued                                                                           31                19
  Other current liabilities                                                               26                27
                                                                                -------------     -------------
    Total current liabilities                                                            178               238
                                                                                -------------     -------------
Long-term Debt, Net                                                                      485               485
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                 269               269
  Accumulated deferred investment tax credits                                             11                11
  Regulatory liabilities                                                                 146               145
  Other deferred credits and liabilities                                                  63                62
                                                                                -------------     -------------
    Total deferred credits and other non-current liabilities                             489               487
                                                                                -------------     -------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 45.0 shares authorized - 25.5 shares outstanding           120               120
  Preferred stock not subject to mandatory redemption                                     50                50
  Retained earnings                                                                      358               369
  Accumulated other comprehensive income (loss)                                           (4)               (7)
                                                                                -------------     -------------
    Total stockholder's equity                                                           524               532
                                                                                -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $      1,676      $      1,742
                                                                                =============     =============


The accompanying notes as they relate to CIPS are an integral part of these financial statements.



                     CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)


                                                                       Six Months Ended
                                                                            June 30,
                                                                    --------------------------
                                                                        2004           2003
                                                                    ------------   -----------
Cash Flows From Operating Activities:
 Net income                                                         $        18    $        5
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                            26            26
    Deferred income taxes, net                                              (12)          (11)
    Deferred investment tax credits, net                                      -            (1)
    Other                                                                     3            (2)
    Changes in assets and liabilities:
       Receivables, net                                                       -            21
       Materials and supplies                                                 9             8
       Accounts and wages payable                                             3            (1)
       Taxes accrued                                                         12             -
       Assets, other                                                         (7)            7
       Liabilities, other                                                    10             5
                                                                    ------------   -----------
Net cash provided by operating activities                                    62            57
                                                                    ------------   -----------

Cash Flows From Investing Activities:
 Construction expenditures                                                  (21)          (22)
 Intercompany note receivable - Genco                                        49            62
                                                                    ------------   -----------
Net cash provided by investing activities                                    28            40
                                                                    ------------   -----------

Cash Flows From Financing Activities:
 Dividends on common stock                                                  (28)          (39)
 Dividends on preferred stock                                                (1)           (1)
 Repayments to money pool                                                   (74)            -
 Redemptions, repurchases, and maturities:
   Long-term debt                                                             -           (95)
   Borrowings from money pool                                                 -            39
                                                                    ------------   -----------
Net cash used in financing activities                                      (103)          (96)
                                                                    ------------   -----------

Net change in cash and cash equivalents                                     (13)            1
Cash and cash equivalents at beginning of year                               16            17
                                                                    ------------   -----------
Cash and cash equivalents at end of period                          $         3    $       18
                                                                    ============   ===========

Cash Paid During the Periods:
 Interest                                                           $        16    $       20
 Income taxes, net                                                           15            14


The accompanying notes as they relate to CIPS are an integral part of these financial statements.




                        AMEREN ENERGY GENERATING COMPANY
                               STATEMENT OF INCOME
                            (Unaudited) (In millions)


                                                                         Three Months Ended           Six Months Ended
                                                                             June 30,                     June 30,
                                                                     --------------------------  --------------------------
                                                                        2004            2003          2004         2003
                                                                     -----------    -----------  ------------  ------------
Operating Revenues:
 Electric                                                            $      208     $      173   $       424   $       379
                                                                     -----------    -----------  ------------  ------------
   Total operating revenues                                                 208            173           424           379
                                                                     -----------    -----------  ------------  ------------

Operating Expenses:
 Fuel and purchased power                                                    90             72           182           160
 Other operations and maintenance                                            44             35            74            68
 Depreciation and amortization                                               19             19            38            37
 Taxes other than income taxes                                                6              6            11            13
                                                                     -----------    -----------  ------------  ------------
   Total operating expenses                                                 159            132           305           278
                                                                     -----------    -----------  ------------  ------------

Operating Income                                                             49             41           119           101

Other Income and (Deductions):
  Miscellaneous expense                                                       -              -            (1)            -
                                                                     -----------    -----------  ------------  ------------
   Total other income and (deductions)                                        -              -            (1)            -
                                                                     -----------    -----------  ------------  ------------

Interest Charges                                                             24             25            47            51
                                                                     -----------    -----------  ------------  ------------

Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                                    25             16            71            50

Income Taxes                                                                  8              6            25            19
                                                                     -----------    -----------  ------------  ------------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                  17             10            46            31

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes of $-, $-, $- and $12                                   -              -             -            18
                                                                     -----------    -----------  ------------  ------------

Net Income                                                           $       17     $       10   $        46   $        49
                                                                     ===========    ===========  ============  ============


The accompanying notes as they relate to Genco are an integral part of these financial statements.


                        AMEREN ENERGY GENERATING COMPANY
                                  BALANCE SHEET
                    (Unaudited) (In millions, except shares)

                                                                                          June 30,        December 31,
                                                                                            2004              2003
                                                                                        -------------     ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                              $         -      $         2
  Accounts receivable                                                                             79               88
  Materials and supplies, at average cost                                                         89               90
  Other current assets                                                                             2                4
                                                                                         ------------     ------------
    Total current assets                                                                         170              184
Property and Plant, Net                                                                        1,753            1,774
Other Non-Current Assets                                                                          20               19
                                                                                         ------------     ------------
          TOTAL ASSETS                                                                   $     1,943      $     1,977
                                                                                         ============     ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts and wages payable                                                             $        55      $        75
  Borrowings from money pool                                                                     156              124
  Current portion of intercompany notes payable - CIPS and Ameren                                358               53
  Current portion of intercompany tax payable - CIPS                                              12               12
  Taxes accrued                                                                                   27               30
  Other current liabilities                                                                       22               23
                                                                                         ------------     ------------
    Total current liabilities                                                                    630              317
                                                                                         ------------     ------------
Long-term Debt, Net                                                                              698              698
Intercompany Notes Payable - CIPS and Ameren                                                       -              358
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                         104               99
  Accumulated deferred investment tax credits                                                     13               13
  Intercompany tax payable - CIPS                                                                144              150
  Accrued pension and other postretirement benefits                                               22               19
  Other deferred credits and liabilities                                                           2                2
                                                                                         ------------     ------------
    Total deferred credits and other non-current liabilities                                     285              283
                                                                                         ------------     ------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 10,000 shares authorized - 2,000 shares outstanding                  -                -
  Other paid-in capital                                                                          150              150
  Retained earnings                                                                              181              170
  Accumulated other comprehensive (loss) income                                                   (1)               1
                                                                                         ------------     ------------
    Total stockholder's equity                                                                   330              321
                                                                                         ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $     1,943      $     1,977
                                                                                         ============     ============


The accompanying notes as they relate to Genco are an integral part of these financial statements.




                        AMEREN ENERGY GENERATING COMPANY
                             STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                      2004          2003
                                                                                  ------------  ------------
Cash Flows From Operating Activities:
 Net income                                                                       $        46   $        49
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                                     -           (18)
    Depreciation and amortization                                                          38            37
    Deferred income taxes, net                                                             18            27
    Other                                                                                  (2)            -
    Changes in assets and liabilities:
       Accounts receivable                                                                  9            (2)
       Materials and supplies                                                               1           (15)
       Taxes accrued                                                                       (3)           66
       Accounts and wages payable                                                         (10)          (17)
       Assets, other                                                                        2             -
       Liabilities, other                                                                 (17)           (1)
                                                                                  ------------  ------------
Net cash provided by operating activities                                                  82           126
                                                                                  ------------  ------------

Cash Flows From Investing Activities:
 Construction expenditures                                                                (28)          (31)
                                                                                  ------------  ------------
Net cash used in investing activities                                                     (28)          (31)
                                                                                  ------------  ------------

Cash Flows From Financing Activities:
 Dividends on common stock                                                                (35)           (2)
 Redemptions, repurchases, and maturities:
   Repayments to money pool                                                                 -           (37)
   Intercompany notes payable - CIPS and Ameren                                           (53)          (51)
 Issuances:
   Borrowings from money pool                                                              32             -
                                                                                  ------------  ------------
Net cash used in financing activities                                                     (56)          (90)
                                                                                  ------------  ------------

Net change in cash and cash equivalents                                                    (2)            5
Cash and cash equivalents at beginning of year                                              2             3
                                                                                  ------------  ------------
Cash and cash equivalents at end of period                                        $         -   $         8
                                                                                  ============  ============

Cash Paid During the Periods:
 Interest                                                                         $        48   $        49
 Income taxes, net paid (refunded)                                                         15           (66)


The accompanying notes as they relate to Genco are an integral part of these financial statements.


                                  CILCORP INC.
                        CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited) (In millions)


                                                        ---------------Successor------  ---------Successor---------  | -Predecessor-
                                                           Three            Three            Six           Five      |
                                                           Months           Months          Months        Months     |
                                                           Ended            Ended           Ended         Ended      |
                                                          June 30,         June 30,        June 30,      June 30,    |    January
                                                        ------------    ------------    ------------   ------------  | ------------
                                                            2004             2003            2004          2003      |     2003
                                                        ------------    ------------    ------------   ------------  | ------------
Operating Revenues:                                                                                                  |
 Electric                                               $        89     $       125     $       187    $       205   | $        47
 Gas                                                             50              66             191            169   |          58
 Other                                                            1               1               2              2   |           -
                                                        ------------    ------------    ------------   ------------  | ------------
   Total operating revenues                                     140             192             380            376   |         105
                                                        ------------    ------------    ------------   ------------  | ------------
                                                                                                                     |
Operating Expenses:                                                                                                  |
 Fuel and purchased power                                        33              65              78            107   |          24
 Gas purchased for resale                                        31              51             138            134   |          44
 Other operations and maintenance                                47              35              90             57   |          14
 Depreciation and amortization                                   17              22              33             36   |           6
 Taxes other than income taxes                                    5               9              14             17   |           4
                                                        ------------    ------------    ------------   ------------  | ------------
   Total operating expenses                                     133             182             353            351   |          92
                                                        ------------    ------------    ------------   ------------  | ------------
                                                                                                                     |
Operating Income                                                  7              10              27             25   |          13
                                                                                                                     |
Other Income and (Deductions):                                                                                       |
 Miscellaneous expense                                           (1)             (1)             (2)            (1)  |           -
                                                        ------------    ------------    ------------   ------------  | ------------
   Total other income and (deductions)                           (1)             (1)             (2)            (1)  |           -
                                                        ------------    ------------    ------------   ------------  | ------------
                                                                                                                     |
Interest Charges and Preferred Dividends:                                                                            |
 Interest                                                        14              11              26             20   |           5
 Preferred dividends of subsidiaries                              1               1               1              1   |           -
                                                        ------------    ------------    ------------   ------------  | ------------
     Net interest charges and preferred dividends                15              12              27             21   |           5
                                                        ------------    ------------    ------------   ------------  | ------------
                                                                                                                     |
Income Before Income Taxes and Cumulative Effect of                                                                  |
 Change in Accounting Principle                                  (9)             (3)             (2)             3   |           8
                                                                                                                     |
Income Taxes                                                     (5)             (3)             (2)             -   |           3
                                                        ------------    ------------    ------------   ------------  | ------------
                                                                                                                     |
Income Before Cumulative Effect of Change in                                                                         |
 Accounting Principle                                            (4)              -               -              3   |           5
                                                                                                                     |
Cumulative Effect of Change in Accounting Principle,                                                                 |
 Net of Income Taxes of $-, $-, $-, $- and $2                     -               -               -              -   |           4
                                                        ------------    ------------    ------------   ------------  | ------------
                                                                                                                     |
Net Income                                              $        (4)    $         -     $         -    $         3   | $         9
                                                        ============    ============    ============   ============  | ============



The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.



                                  CILCORP INC.
                           CONSOLIDATED BALANCE SHEET
                 (Unaudited) (In millions, except shares)

                                                                                              ---------Successor---------
                                                                                              June 30,        December 31,
                                                                                                2004              2003
                                                                                            -------------    -------------

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                                 $          5     $         11
  Accounts receivables - trade (less allowance for doubtful
    accounts of $4 and $6, respectively)                                                              29               59
  Unbilled revenue                                                                                    22               40
  Miscellaneous accounts and notes receivable                                                          6               16
  Materials and supplies, at average cost                                                            129              154
  Other current assets                                                                                 4                5
                                                                                            -------------    -------------
    Total current assets                                                                             195              285
                                                                                            -------------    -------------
Property and Plant, Net                                                                            1,154            1,127
Investments and Other Non-Current Assets:
  Investments in leveraged leases                                                                    127              130
  Goodwill and other intangibles, net                                                                558              567
  Other assets                                                                                        18               11
                                                                                            -------------    -------------
    Total investments and other non-current assets                                                   703              708
                                                                                            -------------    -------------
Regulatory Assets                                                                                     13               16
                                                                                            -------------    -------------
           TOTAL ASSETS                                                                     $      2,065     $      2,136
                                                                                            =============    =============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt                                                      $          -     $        100
  Borrowings from money pool                                                                         232              145
  Intercompany note payable - Ameren                                                                  57               46
  Accounts and wages payable                                                                          75              108
  Other current liabilities                                                                           37               38
                                                                                            -------------    -------------
    Total current liabilities                                                                        401              437
                                                                                            -------------    -------------
Long-term Debt, Net                                                                                  646              669
Preferred Stock of Subsidiary Subject to Mandatory Redemption                                         21               21
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                             177              181
  Accumulated deferred investment tax credits                                                         11               11
  Regulatory liabilities                                                                              31               24
  Accrued pension and other postretirement benefits                                                  266              259
  Other deferred credits and liabilities                                                              29               37
                                                                                            -------------    -------------
    Total deferred credits and other non-current liabilities                                         514              512
                                                                                            -------------    -------------
Preferred Stock of Subsidiary Not Subject to Mandatory Redemption                                     19               19
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 10,000 shares authorized - 1,000 shares outstanding                      -                -
  Other paid-in capital                                                                              490              490
  Retained earnings                                                                                  (31)             (13)
  Accumulated other comprehensive income (loss)                                                        5                1
                                                                                            -------------    -------------
    Total stockholder's equity                                                                       464              478
                                                                                            -------------    -------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                       $      2,065     $      2,136
                                                                                            =============    =============


The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.


                           CILCORP INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                    (Unaudited) (In millions)

                                                                   ---------Successor---------    |  --Predecessor--
                                                                       Six            Five        |
                                                                      Months         Months       |
                                                                      Ended          Ended        |
                                                                     June 30,       June 30,      |      January
                                                                   -------------  -------------   |  --------------
                                                                      2004            2003        |       2003
                                                                   -------------  -------------   |  --------------
Cash Flows From Operating Activities:                                                             |
 Net income                                                        $          -   $          3    |  $           9
 Adjustments to reconcile net income to net cash                                                  |
   provided by operating activities:                                                              |
    Cumulative effect of change in accounting principle                       -              -    |             (4)
    Depreciation and amortization                                            33             36    |              6
    Deferred income taxes, net                                                3             (3)   |             (5)
    Deferred investment tax credits, net                                      -             (1)   |              -
    Other                                                                     7            (17)   |              -
    Changes in assets and liabilities:                                                            |
       Receivables, net                                                      66             32    |            (20)
       Materials and supplies                                                25             (8)   |             13
       Accounts and wages payable                                           (26)           (42)   |             20
       Taxes accrued                                                          2             (3)   |             11
       Assets, other                                                         (3)            18    |              6
       Liabilities, other                                                    (4)             4    |             (5)
                                                                   -------------  -------------   |  --------------
Net cash provided by operating activities                                   103             19    |             31
                                                                   -------------  -------------   |  --------------
                                                                                                  |
Cash Flows From Investing Activities:                                                             |
 Construction expenditures                                                  (73)           (38)   |            (16)
 Other                                                                        4              2    |              1
                                                                   -------------  -------------   |  --------------
Net cash used in investing activities                                       (69)           (36)   |            (15)
                                                                   -------------  -------------   |  --------------
                                                                                                  |
Cash Flows From Financing Activities:                                                             |
 Dividends on common stock                                                  (18)             -    |              -
 Redemptions, repurchases, and maturities:                                                        |
  Short-term debt                                                             -              -    |            (10)
  Long-term debt                                                           (120)          (101)   |              -
 Issuances:                                                                                       |
  Borrowings from money pool                                                 87            111    |              -
  Intercompany note payable - Ameren                                         11              -    |              -
                                                                   -------------  -------------   |  --------------
Net cash provided by (used in) financing activities                         (40)            10    |            (10)
                                                                   -------------  -------------   |  --------------
                                                                                                  |
Net change in cash and cash equivalents                                      (6)            (7)   |              6
Cash and cash equivalents at beginning of year                               11             38    |             32
                                                                   -------------  -------------   |  --------------
Cash and cash equivalents at end of period                         $          5   $         31    |  $          38
                                                                   =============  =============   |  ==============
                                                                                                  |
Cash Paid During the Periods:                                                                     |
 Interest                                                          $         20   $          9    |  $           5
 Income taxes, net  (refunded) paid                                          (4)             9    |              -



The accompanying notes as they relate to CILCORP are an integral part of these consolidated financial statements.


                         CENTRAL ILLINOIS LIGHT COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                            (Unaudited) (In millions)

                                                                           Three Months Ended        Six Months Ended
                                                                                 June 30,                   June 30,
                                                                          -----------------------   ----------------------
                                                                            2004         2003          2004        2003
                                                                          ----------  -----------   ----------  ----------
Operating Revenues:
 Electric                                                                 $      89    $     125    $     187   $     252
 Gas                                                                             45           47          172         166
                                                                          ----------   ----------   ----------  ----------
   Total operating revenues                                                     134          172          359         418
                                                                          ----------   ----------   ----------  ----------

Operating Expenses:
 Fuel and purchased power                                                        31           62           76         129
 Gas purchased for resale                                                        25           31          119         115
 Other operations and maintenance                                                48           39           95          80
 Depreciation and amortization                                                   16           19           32          37
 Taxes other than income taxes                                                    6            9           14          21
                                                                          ----------   ----------   ----------  ----------
   Total operating expenses                                                     126          160          336         382
                                                                          ----------   ----------   ----------  ----------

Operating Income                                                                  8           12           23          36

Other Income and (Deductions):
 Miscellaneous expense                                                           (2)          (1)          (3)         (1)
                                                                          ----------   ----------   ----------  ----------
   Total other income and (deductions)                                           (2)          (1)          (3)         (1)
                                                                          ----------   ----------   ----------  ----------

Interest Charges                                                                  4            5            7          10
                                                                          ----------   ----------   ----------  ----------

Income Before Income Taxes and Cumulative Effect of Change
  in Accounting Principle                                                         2            6           13          25

Income Taxes                                                                     (1)           1            4           9
                                                                          ----------   ----------   ----------  ----------

Income Before Cumulative Effect of Change in Accounting
  Principle                                                                       3            5            9          16

Cumulative Effect of Change in Accounting Principle,
  Net of Income Taxes of $-, $-, $- and $16                                       -            -            -          24
                                                                          ----------   ----------   ----------  ----------

Net Income                                                                        3            5            9          40

Preferred Stock Dividends                                                         1            1            1           1
                                                                          ----------   ----------   ----------  ----------

Net Income Available to Common Stockholder                                $       2    $       4    $       8   $      39
                                                                          ==========   ==========   ==========  ==========


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


                         CENTRAL ILLINOIS LIGHT COMPANY
                           CONSOLIDATED BALANCE SHEET
                            (Unaudited) (In millions)

                                                                                    June 30,      December 31,
                                                                                      2004            2003
                                                                                   -----------    ------------
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                        $        3     $         8
  Accounts receivable - trade (less allowance for doubtful
    accounts of $4 and $6, respectively)                                                   28              57
  Unbilled revenue                                                                         21              35
  Miscellaneous accounts and notes receivable                                               5              14
  Materials and supplies, at average cost                                                  52              69
  Other current assets                                                                      4               5
                                                                                   -----------    ------------
    Total current assets                                                                  113             188
                                                                                   -----------    ------------
Property and Plant, Net                                                                 1,137           1,101
Other Non-Current Assets                                                                   26              19
Regulatory Assets                                                                          13              16
                                                                                   -----------    ------------
           TOTAL ASSETS                                                            $    1,289     $     1,324
                                                                                   ===========    ============


                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Current maturities of long-term debt                                             $        -     $       100
  Borrowings from money pool                                                              233             149
  Accounts and wages payable                                                               72             101
  Taxes accrued                                                                             4              13
  Other current liabilities                                                                33              30
                                                                                   -----------    ------------
    Total current liabilities                                                             342             393
                                                                                   -----------    ------------
Long-term Debt, Net                                                                       138             138
Preferred Stock Subject to Mandatory Redemption                                            21              21
Deferred Credits and Other Non-Current Liabilities:
  Accumulated deferred income taxes, net                                                   97             101
  Accumulated deferred investment tax credits                                              11              11
  Regulatory liabilities                                                                  172             167
  Accrued pension and other postretirement benefits                                       145             128
  Other deferred credits and liabilities                                                   19              23
                                                                                   -----------    ------------
    Total deferred credits and other non-current liabilities                              444             430
                                                                                   -----------    ------------
Commitments and Contingencies (Note 9)
Stockholder's Equity:
  Common stock, no par value, 20.0 shares authorized - 13.6 shares outstanding            186             186
  Preferred stock not subject to mandatory redemption                                      19              19
  Other paid-in capital                                                                    52              52
  Retained earnings                                                                        93              95
  Accumulated other comprehensive income (loss)                                            (6)            (10)
                                                                                   -----------    -----------
    Total stockholder's equity                                                            344             342
                                                                                   -----------    ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $    1,289     $     1,324
                                                                                   ===========    ============


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


                         CENTRAL ILLINOIS LIGHT COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Unaudited) (In millions)
                                                                      Six Months Ended
                                                                           June 30,
                                                                   ------------------------
                                                                       2004        2003
                                                                   -----------  -----------
Cash Flows From Operating Activities:
 Net income                                                        $        8   $       39
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Cumulative effect of change in accounting principle                     -          (24)
    Depreciation and amortization                                          32           37
    Deferred income taxes, net                                              4           (5)
    Deferred investment tax credits, net                                    -           (1)
    Other                                                                   7           (2)
    Changes in assets and liabilities:
       Receivables, net                                                    52           10
       Materials and supplies                                              17            5
       Accounts and wages payable                                         (28)           4
       Taxes accrued                                                       (9)         (13)
       Assets, other                                                       (7)           6
       Liabilities, other                                                  18           17
                                                                   -----------  -----------
Net cash provided by operating activities                                  94           73
                                                                   -----------  -----------

Cash Flows From Investing Activities:
 Construction expenditures                                                (73)         (54)
 Other                                                                      1            1
                                                                   -----------  -----------
Net cash used in investing activities                                     (72)         (53)
                                                                   -----------  -----------

Cash Flows From Financing Activities:
 Dividends on common stock                                                (10)         (21)
 Dividends on preferred stock                                              (1)          (1)
 Redemptions, repurchases, and maturities:
    Short-term debt                                                         -          (10)
    Long-term debt                                                       (100)        (101)
 Issuances:
    Borrowings from money pool                                             84           99
                                                                   -----------  -----------
Net cash used in financing activities                                     (27)         (34)
                                                                   -----------  -----------

Net change in cash and cash equivalents                                    (5)         (14)
Cash and cash equivalents at beginning of year                              8           22
                                                                   -----------  -----------
Cash and cash equivalents at end of period                         $        3   $        8
                                                                   ===========  ===========

Cash Paid During the Periods:
 Interest                                                          $        9   $       14
 Income taxes, net                                                          8           11


The accompanying notes as they relate to CILCO are an integral part of these consolidated financial statements.


AMEREN CORPORATION (CONSOLIDATED)
UNION ELECTRIC COMPANY (CONSOLIDATED)
CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
AMEREN ENERGY GENERATING COMPANY
CILCORP INC. (CONSOLIDATED)
CENTRAL ILLINOIS LIGHT COMPANY (CONSOLIDATED)

COMBINED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2004

NOTE 1 - Summary of Significant Accounting Policies

General

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. Ameren's principal operating subsidiaries are listed below. Also see Glossary of Terms and Abbreviations.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated electric generation, transmission and distribution business, and a rate-regulated natural gas distribution business in Missouri and Illinois. UE was incorporated in Missouri in 1922 and is successor to a number of companies, the oldest of which was organized in 1881. It is the largest electric utility in the State of Missouri and supplies electric and gas service to a 24,500 square mile area located in central and eastern Missouri and west central Illinois. This area has an estimated population of 3 million and includes the greater St. Louis area. UE supplies electric service to approximately 1.2 million customers and natural gas service to approximately 130,000 customers. See Note 3 - Rate and Regulatory Matters for information regarding the proposed transfer in 2004 of UE's Illinois electric and natural gas transmission and distribution businesses to CIPS.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois. CIPS was incorporated in Illinois in 1902. It supplies electric and gas utility service to portions of central and southern Illinois having an estimated population of 1 million in an area of approximately 20,000 square miles. CIPS supplies electric service to approximately 325,000 customers and natural gas service to approximately 170,000 customers.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business in Illinois and Missouri. Genco was incorporated in Illinois in March 2000, in conjunction with the Illinois Customer Choice Law. Genco commenced operations on May 1, 2000, when CIPS transferred its five coal-fired power plants and related liabilities to Genco at historical net book value. Genco is a subsidiary of Development Company, which is a subsidiary of Resources Company, which is a subsidiary of Ameren. See Note 3 - Rate and Regulatory Matters for information regarding the proposed transfer in 2004 of Genco's CTs located in Pinckneyville and Kinmundy, Illinois to UE.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois. CILCO was incorporated in Illinois in 1913. It supplies electric and gas utility service to portions of central and east central Illinois in areas of approximately 3,700 and 4,500 square miles, respectively, with an estimated population of 1 million. CILCO supplies electric service to approximately 205,000 customers and natural gas service to approximately 210,000 customers. In October 2003, CILCO transferred its coal-fired plants and a CT facility, representing in the aggregate approximately 1,100 megawatts of electric generating capacity, to a wholly owned subsidiary, known as AERG, as a contribution in return for all the outstanding stock of AERG and AERG's assumption of certain liabilities. The net book value of the transferred assets was approximately $378 million and no gain or loss was recognized as the transaction was accounted for as a transfer between entities under common control. The transfer was made in conjunction with the Illinois Customer Choice Law. CILCORP was incorporated in Illinois in 1985.

     Ameren has various other subsidiaries responsible for the short and long-term marketing of power, procurement of fuel, management of commodity risks and providing other shared services. Ameren also has a 60% ownership interest in EEI through UE, which owns 40%, and Resources Company, which owns 20%. Ameren consolidates EEI for financial reporting purposes, while UE and Resources Company report EEI under the equity method.

     The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003. See Note 2 - Acquisitions for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     Our accounting policies conform to GAAP. Our financial statements reflect all adjustments (which include normal, recurring adjustments) necessary, in our opinion, for a fair presentation of our results. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions. Such estimates and assumptions affect reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The results of operations of an interim period may not give a true indication of results for a full year. Certain reclassifications have been made to prior year's financial statements to conform to 2004 reporting. These statements should be read in conjunction with the financial statements and the notes thereto included in the Ameren Companies' combined 2003 Annual Reports on Form 10-K and first quarter 2004 Quarterly Reports on Form 10-Q.

Earnings Per Share

     There were no differences between the basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2004 and 2003. Assumed stock option conversions increased the number of shares outstanding in the diluted earnings per share calculation by 161,665 shares for the three months ended June 30, 2004 (2003 - 306,389 shares) and 230,999 shares for the six months ended June 30, 2004 (2003 - 273,136 shares). Ameren's equity security units had no dilutive effect on earnings per share in 2003 and 2004. As only the Ameren parent company has publicly held common stock, earnings per share calculations are not relevant and are not presented for any of the subsidiaries of Ameren.

Accounting Changes and Other Matters

SFAS No.143 - "Accounting for Asset Retirement Obligations"

     We adopted the provisions of SFAS No. 143, effective January 1, 2003. SFAS No. 143 provides the accounting requirements for asset retirement obligations associated with tangible, long-lived assets. Upon adoption of the standard, Ameren and Genco recognized a net after-tax gain of $18 million in the first quarter of 2003 for the cumulative effect of change in accounting principle. Prior to Ameren's acquisition of CILCORP, predecessor CILCORP and CILCO recognized a net after-tax gain upon adoption of SFAS No. 143 in 2003 of $4 million and $24 million, respectively, for the cumulative effect of change in accounting principle. In addition, in accordance with SFAS No. 143, estimated future removal costs associated with Ameren's, UE's, CIPS', CILCORP's and CILCO's rate-regulated operations that had previously been embedded in accumulated depreciation were reclassified to a regulatory liability.

     Asset retirement obligations at Ameren and UE increased by approximately $6 million during the quarter ended, and $12 million during the six months ended, June 30, 2004, to reflect the accretion of obligations to their present value. Increases to Genco's, CILCORP's and CILCO's asset retirement obligations were immaterial during these periods. Substantially all of this accretion was recorded as an increase to regulatory assets.

     In June 2004, the FASB issued an exposure draft on a proposed interpretation of SFAS No. 143. The comment period on the exposure draft ended on August 1, 2004. The interpretation would clarify that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS No. 143. Accordingly, an entity would be required to recognize a liability for the fair value of an asset retirement obligation that is conditional on a future event if the liability's fair value can be estimated reasonably. The interpretation provides examples of conditional asset retirement obligations that may need to be recognized under the provisions of the interpretation, including asbestos removal. This proposed interpretation could require accrual of additional liabilities by the Ameren
Companies and could result in increased expense, which while not yet quantifiable, could be material. This proposed interpretation would be effective for us no later than December 31, 2005.

FIN No. 46 - "Consolidation of Variable Interest Entities"

     In January 2003, the FASB issued FIN No. 46, which changed the consolidation requirements for special purpose entities (SPEs) and non-special purpose entities (non-SPEs) that meet the criteria for designation as variable interest entities (VIEs). In December 2003, the FASB revised FIN No. 46 (FIN No.
46R) to clarify certain aspects of FIN No. 46 and modify the effective dates of the new guidance. FIN No. 46R provides guidance on the accounting for entities that are controlled through means other than voting rights by another entity. FIN No. 46R requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary.

     The Ameren Companies do not have any interests in entities that are considered SPEs. FIN No. 46R was effective on March 31, 2004 for any interests Ameren holds in non-SPEs. The adoption of FIN No. 46R did not have a material impact on the consolidated financial statements of the Ameren Companies. However, in connection with the adoption of FIN No. 46R, we have determined that the following significant variable interests are held by the Ameren Companies:

     o EEI. Ameren has a 60% ownership interest in EEI through UE's 40% interest and Resources Company's 20% interest. Under the FIN No. 46R model, Ameren, UE and Resources Company have a variable interest in EEI, and Ameren is the primary beneficiary. Accordingly, Ameren will continue to consolidate EEI, and UE will continue to account for its investment in EEI under the equity method of accounting. The maximum exposure to loss as a result of these variable interests in EEI is limited to Ameren's and UE's equity investments in EEI.

     o Tolling agreement. CILCO has a significant variable interest in Medina Valley through a tolling agreement to purchase steam, chilled water and electricity. We have concluded that CILCO is not the primary beneficiary of Medina Valley, and accordingly, CILCO does not consolidate Medina Valley. The maximum exposure to loss as a result of this variable interest in the tolling agreement is not material.

     o Leveraged lease and affordable housing partnership investments. Ameren, UE and CILCORP have investments in leveraged lease and affordable housing partnership arrangements that are variable interests. We have concluded that neither Ameren, UE nor CILCORP are the primary beneficiary of any of the VIEs related to these investments.  The  maximum  exposure  to loss  as a  result  of  these variable interests is limited to the investments in these arrangements. At June 30, 2004, Ameren and CILCORP had net investments in leveraged leases of $153 million and $127 million, respectively. At June 30, 2004, Ameren, UE and CILCORP had investments in affordable housing partnerships of $19 million, $7 million and $7 million, respectively.

FASB Staff Position SFAS No. 106-1 and FASB Staff Position SFAS No. 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003"

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Prescription Drug Act) was enacted. The Prescription Drug Act introduced a prescription drug benefit to retirees under Medicare as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare prescription drug benefit. Through its postretirement benefit plans, Ameren provides retirees with prescription drug coverage that we believe is actuarially equivalent to the Medicare prescription drug benefit. In January 2004, the FASB issued FASB Staff Position SFAS No. 106-1 (FSP SFAS 106-1), which permitted a plan sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer the accounting for the effects of the Prescription Drug Act. Ameren made this one-time election allowed by FSP SFAS 106-1.

     In May 2004, the FASB issued FASB Staff Position SFAS No. 106-2 (FSP SFAS 106-2), which superceded FSP SFAS 106-1. FSP SFAS 106-2 provides guidance on accounting for the effects of the Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. Ameren elected to adopt FSP SFAS 106-2 during the second quarter ended June 30, 2004, retroactive to January

1, 2004. See Note 12 - Pension and other Postretirement Benefits for additional information on the impact of adoption of FSP SFAS 106-2.

Interchange Revenues

     The following table presents the interchange revenues included in Operating Revenues - Electric for the three months and six months ended June 30, 2004 and 2003. See Note 8 - Related Party Transactions for information on sales among affiliates.

   ================================================================================================================
                                                                    Three Months                  Six Months
   ----------------------------------------------------------------------------------------------------------------
                                                                 2004          2003           2004           2003
                                                                 ----          ----           ----           ----
   Ameren(a)...............................................      $ 81          $ 71           $ 172        $  185
   UE......................................................        71            65             155           167
   CIPS....................................................        10            10              19            18
   Genco...................................................        36            27              75            72
   CILCORP(b)..............................................         9             3              21             8
   CILCO...................................................         9             3              21             8
   ================================================================================================================

    (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
    (b) 2003 amounts include January 2003 predecessor information, which was $3 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Purchased Power

     The following table presents the purchased power expenses included in Operating Expenses - Fuel and Purchased Power for the three months and six months ended June 30, 2004 and 2003. See Note 8 - Related Party Transactions for information on affiliate purchased power transactions.

   ================================================================================================================
                                                                    Three Months                  Six Months
   ----------------------------------------------------------------------------------------------------------------
                                                                 2004          2003           2004           2003
                                                                 ----          ----           ----           ----
   Ameren(a)...............................................      $ 80          $ 71           $ 152        $  123
   UE......................................................        46            37              96            82
   CIPS....................................................        79            82             159           168
   Genco...................................................        32            30              70            71
   CILCORP(b)..............................................         8            47              30            87
   CILCO...................................................         8            44              30            84
   ================================================================================================================

    (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
    (b) 2003 amounts include January 2003 predecessor information, which was $12 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Excise Taxes

     Excise taxes reflected on Missouri electric and gas, and Illinois gas, customer bills are imposed on us and are recorded gross in Operating Revenues and Taxes Other than Income Taxes. Excise taxes reflected on Illinois electric customer bills are imposed on the consumer and are recorded as tax collections payable and included in Taxes Accrued. The following table presents excise taxes recorded in Operating Revenues and Taxes Other than Income Taxes for the three months and six months ended June 30, 2004 and 2003:

   ================================================================================================================
                                                                    Three Months                  Six Months
   ----------------------------------------------------------------------------------------------------------------
                                                                 2004          2003           2004           2003
                                                                 ----          ----           ----           ----
   Ameren(a)...............................................      $  31         $  31          $  65        $   62
   UE......................................................         27            25             51            47
   CIPS....................................................          2             3              7             8
   Genco...................................................          -             -              -             -
   CILCORP(b)..............................................          2             3              7             9
   CILCO...................................................          2             3              7             9
   ================================================================================================================

    (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003.
    (b) 2003 amounts include January 2003 predecessor information which was $2 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

NOTE 2 - Acquisitions

CILCORP and Medina Valley

     On January 31, 2003, Ameren completed the acquisition of all of the outstanding common stock of CILCORP from AES. CILCORP is the parent company of Peoria, Illinois-based CILCO. With the acquisition, CILCO became an indirect Ameren subsidiary, but remains a separate utility company, operating as AmerenCILCO. On February 4, 2003, Ameren also completed the acquisition from AES of Medina Valley, which indirectly owns a 40 megawatt, gas-fired electric generation plant. The results of operations for CILCORP and Medina Valley were included in Ameren's consolidated financial statements effective with the respective January and February 2003 acquisition dates. See Note 1 - Summary of Significant Accounting Policies for further information on the presentation of the results of CILCORP and CILCO in Ameren's consolidated financial statements.

     The purchase price allocation for the acquisition of CILCORP and Medina Valley was finalized in January 2004. As a result, goodwill decreased by $8 million since December 31, 2003, primarily due to January 2004 adjustments to property and plant, income tax accounts and accrued severance expenses. The following table presents the final estimated fair values of the assets acquired and liabilities assumed at the dates of our acquisitions of CILCORP and Medina Valley.

   ===================================================================================================
   Current assets.............................................................          $    323
   Property and plant.........................................................             1,162
   Investments and other non-current assets...................................               154
   Specifically-identifiable intangible assets................................                 6
   Goodwill...................................................................               560
   ---------------------------------------------------------------------------------------------------
      Total assets acquired...................................................             2,205
   ---------------------------------------------------------------------------------------------------
   Current liabilities........................................................               189
   Long-term debt, including current maturities...............................               937
   Other non-current liabilities..............................................               521
   ---------------------------------------------------------------------------------------------------
      Total liabilities assumed...............................................             1,647
   ---------------------------------------------------------------------------------------------------
   Preferred stock assumed....................................................                41
   ---------------------------------------------------------------------------------------------------
      Net assets acquired.....................................................          $    517
   ===================================================================================================

     Specifically-identifiable intangible assets of $6 million are comprised of retail customer contracts, which are subject to amortization with an average life of 10 years. Goodwill of $560 million (CILCORP - $553 million; Medina Valley - $7 million) was recognized in connection with the CILCORP and Medina Valley acquisitions. None of this goodwill is expected to be deductible for tax purposes.

Illinois Power

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Decatur, Illinois-based Illinois Power and Dynegy's 20% ownership interest in EEI. Illinois Power operates a rate-regulated electric and natural gas transmission and distribution business serving approximately 600,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock, with the balance of the purchase price to be paid in cash at closing. Ameren will place $100 million of the cash portion of the purchase price in a six-year escrow pending resolution of certain contingent environmental obligations of Illinois Power and other Dynegy affiliates for which Ameren has been provided indemnification by Dynegy. In addition, this transaction includes a firm capacity power supply contract for Illinois Power's annual purchase of 2,800 megawatts of electricity from a subsidiary of Dynegy. This contract will extend through 2006 and is expected to supply about 70% of Illinois Power's customer requirements.

     Ameren's financing plan for this transaction includes the issuance of new Ameren common stock. In February 2004, Ameren issued 19.1 million common shares that generated net proceeds of $853 million, and in July 2004, Ameren completed its issuance of common stock for this transaction with the issuance of 10.9 million common shares that generated net proceeds of $445 million. Proceeds from these sales are expected to be used to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction and to pay any related premiums. Pending such use, and/or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or our subsidiaries.

     Upon completion of the acquisition, expected by the end of 2004, Illinois Power will become an Ameren subsidiary operating as AmerenIP. The transaction remains subject to the approval of the ICC and the SEC under the PUHCA and other customary closing conditions. Ameren has received approval from the FERC and the FCC, and the waiting period under the Hart-Scott-Rodino Act has expired.

     In April 2004, the FCC consented to the transfer of control of FCC licenses held by Illinois Power to Ameren, and the initial 30 calendar day waiting period expired without a request by the FTC or DOJ for additional information or documents under the Hart-Scott-Rodino Act. In July 2004, the FERC issued an order approving Ameren's acquisition of Illinois Power and Dynegy's interest in EEI. The principal conditions of the FERC's approval are that Illinois Power join the Midwest ISO prior to closing the transaction and 125 megawatts of EEI's power be sold to a nonaffiliate of Ameren.

     A procedural schedule has been adopted in the ICC proceeding, which can permit an order to be issued by the fall of 2004. The ICC Staff and several intervenors filed testimony in early July expressing various concerns with the acquisition and objecting to parts of the application filed by Ameren and Illinois Power in March 2004. In late July, Ameren filed testimony responding to these concerns and objections. Hearings in the ICC proceeding are scheduled to be held in August 2004. However, we are unable to predict the ultimate outcome of the remaining regulatory proceedings or the timing of the final agency decisions.

     According to Illinois Power's Annual Report on Form 10-K for the year ended December 31, 2003, Illinois Power had revenues of $1.6 billion, operating income of $166 million, and net income applicable to its common shareholder of $115 million, and at December 31, 2003, had total assets of $2.8 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. Illinois Power files quarterly, annual and current reports with the SEC pursuant to the Exchange Act.


NOTE 3 - Rate and Regulatory Matters

Intercompany Transfer of Electric Generating Facilities and Illinois Service Territory

     As a part of the settlement of the Missouri electric rate case in 2002, UE committed to making certain infrastructure investments from January 1, 2002 through June 30, 2006 of $2.25 billion to $2.75 billion, including the addition of 700 megawatts of generation capacity. The new capacity requirement is expected to be satisfied by the additions in 2002 of 240 megawatts and the proposed transfer from Genco to UE, at net book value (approximately $250 million), of approximately 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois. In July 2004, the FERC approved the generation transfer, but the transfer remains subject to receipt of SEC approval under the PUHCA. Approval by the ICC is not required contingent upon prior approval and execution of UE's transfer of its generation Illinois public utility operations to CIPS as discussed below. Approval by the MoPSC is not required in order for this transfer to occur. However, the MoPSC has jurisdiction over UE's ability to recover the cost of the transferred generating facilities from its electric customers in its rates. As part of the settlement of the Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric rates before June 30, 2006, subject to certain statutory and other exceptions.

     In May 2003, UE announced its plan to limit its public utility operations to the state of Missouri and to discontinue operating as a public utility subject to ICC regulation. UE intends to accomplish this plan by transferring its Illinois-based electric and natural gas businesses, including its Illinois-based distribution assets and certain of its transmission assets, to CIPS. In 2003, UE's Illinois electric and gas service territory generated revenues of $155 million and had a net book value of $122 million at December 31, 2003. UE's electric generating facilities and a certain minor amount of its electric transmission facilities in Illinois would not be part of the transfer. The transfer was approved by the FERC in December 2003. The transfer of UE's Illinois-based utility businesses will also require the approval of the ICC, the MoPSC and the SEC under the provisions of the PUHCA. In August 2003, UE filed with the MoPSC, and in October and November 2003, filed with the ICC and the SEC, respectively, for authority to transfer UE's Illinois-based utility businesses, at net book value, to CIPS. The filing with the ICC seeks approval to transfer only UE's Illinois-based natural gas utility business since the ICC authorized the transfer of UE's Illinois-based electric utility business to CIPS in 2000. UE proposes to transfer approximately one-half of the assets directly to CIPS in consideration for a CIPS subordinated promissory note, and approximately one-half of the assets by means of a dividend in kind to Ameren followed by a capital contribution by Ameren to CIPS. A filing seeking approval of both the transfer of UE' Illinois-based utility businesses and Genco's CTs was made with the SEC in October 2003. If completed, the transfers will be accounted for at book value with no gain or loss recognition, which is appropriate treatment for transactions of this type by two entities under common control.

     In January 2004, the MoPSC staff and the Missouri Office of Public Counsel filed rebuttal testimony with the MoPSC expressing concerns that the transfers of UE's Illinois-based utility businesses may be detrimental to the public in Missouri and recommended that the transfers be denied. Hearings occurred in late March and early April 2004 and post-hearing briefs were filed in May and in early June of 2004. The MoPSC is currently deliberating on this matter. See Note 8 - Related Party Transactions for a discussion of an amendment to the joint dispatch agreement among UE, Genco and CIPS, which was proposed to address concerns raised before the MoPSC in this proceeding.

     We are unable to predict the ultimate outcome of these regulatory proceedings or the timing of the final decisions of the various agencies.

Federal - Electric Transmission

Regional Transmission Organization

     In December 1999, the FERC issued Order 2000 requiring all utilities subject to FERC jurisdiction to state their intentions for joining a RTO. The MoPSC issued an order in early 2004 authorizing UE to participate in the Midwest ISO for a five year period, with participation after that period subject to further approvals by the MoPSC. Subsequently, the FERC issued a final order allowing UE's and CIPS' participation in the Midwest ISO. Under these orders, the MoPSC continues to set the transmission component of UE's rates to serve its bundled retail load. CILCO is already a member of the Midwest ISO and previously transferred functional control of its transmission system to the Midwest ISO. Genco does not own transmission assets, but pays the Midwest ISO to use the transmission system to transmit power from the Genco generating plants.

     On May 1, 2004, functional control, but not ownership, of the UE and CIPS transmission systems was transferred to the Midwest ISO through GridAmerica LLC, or Grid America. The transfer had no accounting impact to UE and CIPS because they continue to own the transmission system assets. The participation by UE and CIPS in the Midwest ISO is expected to increase annual costs by $10 million to $20 million in the aggregate and could result in a decrease in annual revenues of between $5 million and $10 million in the aggregate. UE and CIPS may also be required to expand their transmission systems according to decisions made by the Midwest ISO rather than their internal planning process.

     As a part of the transfer of functional control of UE's and CIPS' transmission systems to the Midwest ISO, Ameren received $26 million, which represented the refund of the $13 million exit fee paid by UE and the $5 million exit fee paid by CIPS, which were expensed when they left the Midwest ISO in 2001 plus $1 million interest on the exit fees and the reimbursement of $7 million that was invested in the proposed Alliance RTO. These refunds resulted in after-tax gains of approximately $11 million, $8 million and $3 million for Ameren, UE and CIPS, respectively, which were recorded in other operations and maintenance expenses.

     Through orders issued during late 2003 and early 2004, the FERC had ordered the elimination of regional through-and-out rates assessed by the Midwest ISO and PJM on transmission service between the Midwest ISO and PJM regions, to be effective May 1, 2004. However, in March 2004, the FERC accepted an agreement among affected transmission owners that retains the regional through-and-out rates until December 1, 2004, and provides for continued negotiations aimed at developing a long-term transmission pricing structure to eliminate seams between the PJM and Midwest ISO regions based on specified pricing principles. Until the long-term transmission pricing structure has been established, UE, CIPS and CILCO cannot predict the ultimate impact that such structure will have on their costs and revenues.

     In March 2004, the Midwest ISO tendered for filing at the FERC a proposed Open Access Transmission and Energy Markets Tariff (the "Energy Markets Tariff"), which is intended to supercede its existing Open Access Transmission

Tariff. The Energy Markets Tariff establishes rates, terms and conditions necessary for implementation of a centralized security-constrained economic dispatch platform supported by a day-ahead and real-time energy market design, including Locational Marginal-Cost Pricing and Financial Transmission Rights for transmission service within the Midwest ISO region. The Energy Markets Tariff also establishes market monitoring and mitigation procedures and codifies existing resource adequacy requirements placed on Midwest ISO members by their states or applicable RRO. The Midwest ISO initially proposed to make the Energy Markets Tariff effective on December 1, 2004, subject to its ability to implement the Energy Markets Tariff. However, implementation of the Energy Markets Tariff is now expected to be effective on March 1, 2005. The Energy Markets Tariff has not yet been accepted for filing by the FERC. Ameren is unable to determine the full impact that the Energy Markets Tariff will have until further information is available regarding the implementation of the Energy Markets Tariff.

     Until UE and CIPS achieve some degree of operational experience participating in the Midwest ISO through GridAmerica, we are unable to predict the ultimate impact that such participation or ongoing RTO developments at the FERC or other regulatory authorities will have on our financial position, results of operations or liquidity.

New Market Power Analysis Screen Order

     In an order issued in April 2004, the FERC replaced the Supply Margin Assessment Screen previously used to review applications by sellers of electricity at wholesale for authorization to sell power at market-based rates with two alternative measures of market power: (a) an uncommitted pivotal supplier analysis and (b) an uncommitted market share analysis which is to be prepared on a seasonal basis. If an applicant passes both screens, a rebuttable presumption will exist that it lacks generation market power. If the applicant fails either screen, a rebuttable presumption will exist that it has market power. Under such circumstances, the applicant may either seek to rebut the presumption by preparing a delivered price test (identifying the amount of economic capacity from neighboring areas that can be delivered to the control area) or propose mitigation measures. Unless some other mitigation measure is adopted, the applicant's authority to sell power at market-based rates in areas in which it has market power will be revoked, and the applicant will be required to sell at cost-based rates in those areas.

     UE, Genco, CILCO, AERG, Development Company, Marketing Company and Medina Valley currently have authorization from the FERC to continue to sell power at market-based rates. However, the FERC indicated in its April order that it would apply the new market analysis screens to pending and future market-based rate applications, including three-year market-based rate reviews. All of the aforementioned Ameren entities currently have three-year market-based rate reviews pending at the FERC. Until Ameren has evaluated the impact of the FERC's order with respect to the Ameren system, we are unable to predict the ultimate impact that the new market power analysis screens will have on Ameren's ability to sell power at market-based rates.


NOTE 4 - SHORT-TERM BORROWINGS AND LIQUIDITY

     Short-term borrowings consist of commercial paper issuances and bank line of credit drawings with maturities generally within 1 to 45 days. As of June 30, 2004, Ameren had short-term borrowings totaling $35 million, $32 million of which was borrowed by EEI. The average short-term borrowings at EEI were $10 million for the six months ended June 30, 2004, with a weighted-average interest rate of 1.7%. Peak short-term borrowings for EEI were $44 million for the six months June 30, 2004, with a weighted-average interest rate of 1.7%. CIPS, Genco, CILCORP and CILCO had no external short-term borrowings as of June 30, 2004 and December 31, 2003. At December 31, 2003, Ameren and UE had short-term borrowings outstanding, which totaled $161 million and $150 million, respectively.

     At June 30, 2004, certain of the Ameren Companies had committed bank credit facilities totaling $829 million, all of which were available for use by UE, CIPS, CILCO and Ameren Services through a utility money pool arrangement. In addition, $600 million of the $829 million was available for use by Ameren directly, and by most of the non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy, through a non state-regulated subsidiary money pool agreement. We have money pool agreements with and among our subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses. See Note 8 - Related Party Transactions for a detailed explanation of the money pool arrangements. The committed bank credit facilities are used to support our commercial paper programs under which no amounts were outstanding at June 30, 2004 (December

31, 2003 - $150 million). Access to our credit facilities for any of Ameren's subsidiaries is subject to reduction based on use by affiliates.

     In July 2004, Ameren entered into two new credit agreements for $700 million in revolving credit facilities to be used for general corporate purposes, including support of Ameren and UE commercial paper programs. The $700 million in new facilities includes a $350 million three-year revolving credit facility and a $350 million five-year revolving credit facility. These new credit facilities replaced Ameren's existing $235 million 364-day revolving credit facility, which matured on July 14, 2004, and a $130 million multi-year revolving credit facility, which would have matured in July 2005. An existing Ameren $235 million multi-year revolving facility, which matures in July 2006, remains outstanding and available.

     In May 2004, UE renewed its 364-day revolving facilities totaling $154 million that were due to expire that month for an additional one-year term.

     EEI also has two bank credit agreements totaling $45 million with maturities through June 2005. At June 30, 2004, $32 million was borrowed and outstanding under these credit facilities.

     Borrowings under Ameren's non state-regulated subsidiary money pool agreement by Genco, Development Company and Medina Valley, each an "exempt wholesale generator," are considered investments for purposes of the 50% SEC aggregate investment limitation. Based on Ameren's aggregate investment in these "exempt wholesale generators" as of June 30, 2004, the maximum permissible borrowings under Ameren's non state-regulated subsidiary money pool pursuant to this limitation for these entities were $705 million.

Indebtedness Provisions and Other Covenants

     Certain of the Ameren Companies' bank credit agreements contain provisions which, among other things, place restrictions on the ability to incur liens, sell assets and merge with other entities. Certain of these credit agreements also contain a provision that limits Ameren's, UE's, CIPS' and/or CILCO's total indebtedness to 60% of total capitalization pursuant to a calculation defined in the related agreement. As of June 30, 2004, the ratio of total indebtedness to total capitalization (calculated in accordance with this provision) for Ameren, UE, CIPS and CILCO was 45%, 45%, 51% and 52%, respectively. In addition, certain of these credit agreements contain indebtedness cross-default provisions and material adverse change clauses which could trigger a default under these facilities in the event that any of Ameren' subsidiaries (subject to the definition in the underlying credit agreements), other than certain project finance subsidiaries, defaults in indebtedness in excess of $50 million. The credit agreements also require us to meet minimum ERISA funding rules.

     None of the Ameren Companies' credit agreements or financing agreements contain credit rating triggers. A $100 million CILCO bank term loan containing a credit ratings trigger was repaid in February 2004. At June 30, 2004, the Ameren Companies and EEI were in compliance with their credit agreement provisions and covenants.


NOTE 5 - LONG-TERM DEBT AND EQUITY FINANCINGS

Ameren

     In February 2004, Ameren issued, pursuant to an August 2002 Form S-3 shelf registration statement, 19.1 million shares of its common stock at $45.90 per share for net proceeds of $853 million. This issuance substantially depleted all of the capacity under the August 2002 shelf registration statement. In June 2004, the SEC declared effective a Form S-3 shelf registration statement filed by Ameren covering the offering from time to time of up to $2 billion of various forms of securities including long-term debt, trust preferred securities and equity securities. In July 2004, Ameren issued, pursuant to the June 2004 Form S-3 shelf registration statement, 10.9 million shares of its common stock at $42.00 per share for net proceeds of $445 million. The proceeds from these offerings are expected to provide funds required to pay the cash portion of the purchase price for our pending acquisition of Illinois Power and Dynegy's 20 percent interest in EEI, and to reduce Illinois Power debt, assumed as a part of this transaction, and pay related premiums. Pending such use, and/or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. A portion of the net proceeds may also be temporarily invested in short-term instruments. See Note 2
- Acquisitions for further information.

     In March 2004, the SEC declared effective a Form S-3 registration statement filed by Ameren in February 2004, authorizing the offering of six million additional shares of its common stock under DRPlus. Shares of common stock sold under the DRPlus are, at Ameren's option, newly issued shares or treasury shares, or shares purchased in the open market or in privately negotiated transactions. Ameren is currently selling newly issued shares of its common stock under DRPlus. For the six months ended June 30, 2004, Ameren issued 1.2 million new common shares valued at approximately $60 million under its DRPlus and its 401(k) plans to be used for general corporate purposes.

UE

     UE had a lease agreement, which was scheduled to expire on August 31, 2031, that provided for the financing of a portion of its nuclear fuel that was processed for use or was consumed at UE's Callaway nuclear plant. In February 2004, UE terminated this lease with a final payment of $67 million.

     In February and March 2004, in connection with the delivery of bond insurance policies to secure the environmental improvement and pollution control revenue bonds (Series 1991, 1992, 1998A, 1998B, 1998C, 2000A, 2000B and 2000C)
previously issued by the Missouri Environmental Authority, UE delivered separate series of its first mortgage bonds (which are subject to fallaway provisions, as defined in the related financing agreements, similar to those included in its first mortgage bonds which secure UE's senior secured notes) to secure its respective obligations under the existing loan agreements with the Missouri Environmental Authority relating to such environmental improvement and pollution control revenue bonds. As a result, the environmental improvement and pollution control revenue bonds were rated Aaa, AAA and AAA by Moody's, S&P's and Fitch's, respectively.

     In May 2004, UE issued, pursuant to a September 2003 Form S-3 shelf registration statement, $104 million of 5.50% senior secured notes due May 15, 2014, with interest payable semi-annually on May 15 and November 15 of each year beginning in November 2004. UE received net proceeds of $103 million which were used to redeem and refinance the $100 million 7.00% first mortgage bonds due 2024. The remaining proceeds were used to pay for a portion of the redemption premium and issuance costs.

CILCORP and CILCO

     In February 2004, CILCO repaid its secured bank term loan totaling $100 million with available cash and borrowings from the utility money pool. In May 2004, CILCORP repurchased, $15 million in principal amount of its 9.375% senior bonds for approximately $20 million, which included premium and accrued interest costs. In July 2004, CILCORP repurchased $2 million in principal amount of its 9.375% senior bonds for approximately $3 million which included premium and accrued interest costs. In July 2004, CILCO redeemed 11,000 shares of its 5.85% Class A preferred stock at a redemption price of $100 per share plus accrued and unpaid dividends. The redemption satisfied the Company's mandatory sinking fund redemption requirement for this series of preferred stock for 2004.

     The amortization related to debt fair value adjustments recorded in connection with the CILCORP acquisition for the three month and six month periods ended June 30, 2004 was $2 million (2003 - $2 million) and $4 million (2003 - $3 million), respectively, and was recorded in interest expense in the Consolidated Statements of Income for Ameren and CILCORP. In conjunction with the repurchase of CILCORP's 9.375% senior bonds in May 2004, the fair value adjustment was reduced by $4 million during the second quarter of 2004.

EEI

     In June 2004, EEI repaid its $40 million 7.61% bank term loan due 2004 with proceeds received from EEI's credit facilities.

Amortization of Interest-related Costs

     The following table presents the amortization of debt issuance costs and any premium or discounts included in interest expense for the Ameren Companies for the three months and six months ended June 30, 2004 and 2003, respectively:

   ===========================================================================================================
                                                                Three Months                 Six Months
   -----------------------------------------------------------------------------------------------------------
                                                             2004          2003          2004          2003
                                                             ----          ----          ----          ----
   Ameren(a)(c)........................................     $  5           $  5          $ 10          $  8
   UE..................................................        1              1             2             2
   CIPS................................................        -              -             -             -
   Genco...............................................        1              1             1             1
   CILCORP(b)(c) ......................................        2              2             4             3
   CILCO...............................................        -              -             -             -
   ===========================================================================================================

    (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
    (b) January 2003 predecessor amounts were zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
    (c) In conjunction with the acquisition of CILCORP in 2003, CILCORP's long-term debt was adjusted to fair value.

Indenture Provisions and Other Covenants

UE

     UE's indenture agreements and Articles of Incorporation include covenants and provisions related to the issuance of first mortgage bonds and preferred stock. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. For the 12 months ended June 30, 2004, UE had a coverage ratio of 8.5 times the annual interest charges on the first mortgage bonds outstanding, which would permit UE to issue an additional $4 billion of first mortgage bonds at an assumed interest rate of 7%. For the issuance of additional preferred stock, earnings coverage of at least 2.5 times the annual dividend on preferred stock outstanding and to be issued is required under UE's Articles of Incorporation. For the 12 months ended June 30, 2004, UE had a coverage ratio of 73 times the annual dividend requirement on preferred stock outstanding, which would permit UE to issue an additional $2.4 billion in preferred stock at an assumed dividend rate of 7%. The ability to issue such securities in the future will depend on such tests at that time.

     In addition, UE's mortgage indenture contains certain provisions which restrict the amount of common dividends that can be paid by UE. Under this mortgage indenture, $31 million of total retained earnings was restricted against the payment of common dividends, except for those dividends payable in common stock, leaving $1.6 billion of free and unrestricted retained earnings at June 30, 2004.

CIPS

     CIPS' indenture agreements and Articles of Incorporation include covenants which must be complied with in order to issue first mortgage bonds and preferred stock. For the issuance of additional first mortgage bonds, earnings coverage of twice the annual interest charges on first mortgage bonds outstanding and to be issued is required. For the 12 months ended June 30, 2004, CIPS had a coverage ratio of 3.6 times the annual interest charges for one year on the aggregate amount of first mortgage bonds outstanding and, subsequently, the most restrictive test under the indenture agreements would allow CIPS to issue an additional $127 million of first mortgage bonds. For the issuance of additional preferred stock, earnings coverage of 1.5 times annual interest charges on all long-term debt outstanding and the annual preferred stock dividends is required under CIPS' Articles of Incorporation. For the 12 months ended June 30, 2004, CIPS had a coverage ratio of 2.17 times the sum of the annual interest charges and dividend requirements on all long-term debt and preferred stock outstanding as of June 30, 2004, and consequently had the availability to issue the maximum amount of preferred stock allowed, which is $215 million, assuming a dividend rate of 7%. The ability to issue such securities in the future will depend on coverage ratios at that time.

Genco

     Genco's senior note indenture includes provisions that require it to maintain a senior debt service coverage ratio of at least 1.75 to 1 (for both the prior four fiscal quarters and projected next succeeding four six-month periods) in order to pay dividends to Ameren or to make payments of principal or interest under certain subordinated indebtedness excluding amounts payable under its intercompany note payable with CIPS. For the 12 months ended June 30, 2004, this ratio was 4.21 to 1. In addition, the indenture also restricts Genco from incurring any additional indebtedness, with the exception of certain permitted indebtedness as defined in the indenture, unless its senior debt service coverage ratio equals at least 2.5 to 1 for the most recently ended four fiscal quarters and its senior debt to total capital ratio would not exceed 60%, both after giving effect to the additional indebtedness on a pro-forma basis. This debt incurrence requirement is disregarded in the event certain rating agencies reaffirm the ratings of Genco after considering the additional indebtedness. As of June 30, 2004, Genco's senior debt to total capital ratio was 55%.

CILCORP

     Covenants in CILCORP's indenture governing its $475 million (original issuance amount) senior notes and bonds require CILCORP to maintain a debt to capital ratio of no greater than 0.67 to 1 and an interest coverage ratio of at least 2.2 to 1 in order to make any payment of dividends or intercompany loans to affiliates other than to its direct and indirect subsidiaries, including CILCO. However, in the event CILCORP is not in compliance with these tests, CILCORP may only make such payments of dividends or intercompany loans if its senior long-term debt rating is at least BB+ from S&P, Baa2 from Moody's and BBB from Fitch. For the 12 months ended June 30, 2004, CILCORP's debt to capital ratio was 0.63 to 1 and its interest coverage ratio was 2.5 to 1, calculated in accordance with related provisions in this indenture. The common stock of CILCO is pledged as security to the holders of these senior notes and bonds.

Off-Balance Sheet Arrangements

     At June 30, 2004, neither Ameren nor any of its subsidiaries had any off-balance sheet financing arrangements, other than operating leases entered into in the ordinary course of business. Neither Ameren nor any of its subsidiaries expects to engage in any significant off-balance sheet financing arrangements in the near future.


NOTE 6 - Other Income and Deductions

     The following table presents Other Income and Deductions for each of the Ameren Companies for the three months and six months ended June 30, 2004 and 2003:

   ====================================================================================================================
                                                                     Three Months                 Six Months
   --------------------------------------------------------------------------------------------------------------------
                                                                  2004          2003           2004          2003
                                                                  ----          ----           ----          ----
   Ameren:(a)
   Miscellaneous income:
      Interest and dividend income..........................   $     3         $    1        $    5         $    2
      Allowance for equity funds used during construction...         1              -             4              -
      Other.................................................         -              4             3              9
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income...............................   $     4         $    5        $   12         $   11
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Minority interest in subsidiary.......................   $    (2)        $   (4)       $   (3)        $   (5)
      Other.................................................        (2)            (3)           (2)            (5)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense..............................   $    (4)        $   (7)       $   (5)        $  (10)
   ===================================================================================================================
   UE:
   Miscellaneous income:
      Interest and dividend income..........................   $     1         $    -        $    2         $    -
      Equity in earnings of subsidiary......................         2              4             3              5
      Allowance for equity funds used during construction...         1              -             4              -
      Other.................................................         -              4             -              4
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income...............................   $     4         $    8        $    9         $    9
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Other.................................................   $    (4)        $   (2)       $   (5)        $   (3)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense..............................   $    (4)        $   (2)       $   (5)        $   (3)
   -------------------------------------------------------------------------------------------------------------------



   -------------------------------------------------------------------------------------------------------------------
                                                                     Three Months                 Six Months
   -------------------------------------------------------------------------------------------------------------------
                                                                  2004          2003           2004          2003
                                                                  ----          ----           ----          ----
   CIPS:
   Miscellaneous income:
      Interest and dividend income..........................   $     6         $    7        $   13         $   14
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous income...............................   $     6         $    7        $   13         $   14
   -------------------------------------------------------------------------------------------------------------------
   Miscellaneous expense:
      Other.................................................   $    (1)        $   (1)       $   (1)        $   (2)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense..............................   $    (1)        $   (1)       $   (1)        $   (2)
   ===================================================================================================================
   Genco:
   Miscellaneous expense:
      Other.................................................   $     -         $    -        $   (1)        $    -
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense..............................   $     -         $    -        $   (1)        $    -
   ===================================================================================================================
   CILCORP:(b)
   Miscellaneous expense:
      Other.................................................   $    (1)        $   (1)       $   (2)        $   (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense..............................   $    (1)        $   (1)       $   (2)        $   (1)
   ===================================================================================================================
   CILCO:
   Miscellaneous expense:
      Other.................................................   $    (2)        $   (1)       $   (3)        $   (1)
   -------------------------------------------------------------------------------------------------------------------
   Total miscellaneous expense..............................   $    (2)        $   (1)       $   (3)        $   (1)
   ===================================================================================================================

     (a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
     (b) January 2003 predecessor amounts were zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

NOTE 7 - Derivative Financial Instruments

Cash Flow Hedges

     The following table presents balances in certain accounts for cash flow hedges as of June 30, 2004:

   ===================================================================================================================
                                                  Ameren       UE     CIPS      Genco      CILCORP(a)       CILCO
   -------------------------------------------------------------------------------------------------------------------
   Balance Sheet:
      Other assets...........................      $  35     $  8    $  6       $  9         $    12         $  12
      Other deferred credits and liabilities.         11       10       -          1               -             -
   Accumulated OCI:
     Power forwards(b).......................         (1)       -       -         (1)              -             -
     Interest rate swaps(c)..................          5        -       -          5               -             -
     Gas swaps and futures contracts(d)......         21        4       6          -              11            11
     Call options(e).........................          3        3       -          -               -             -
   ==================================================================================================================

     (a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
     (b) Represents the mark-to-market loss for the hedged portion of electricity price exposure for periods generally less than one year. Certain contracts designated as hedges of electricity price exposure have terms up to five years.
     (c) Represents a gain associated with interest rate swaps at Genco that were a partial hedge of the interest rate on debt issued in June 2002. The swaps cover the first 10 years of debt that has a 30-year maturity and the gain in OCI is amortized over a 10-year period that began in June 2002.
     (d) Represents a gain associated with natural gas swaps and futures contracts. The swaps are a partial hedge of our natural gas requirements through October 2007. CILCO amount represents a gain associated with a partial hedge of natural gas requirements through October 2007.
     (e) Represents the mark-to-market gain of two call options to purchase coal that are accounted for as cash flow hedges. One of these options to purchase coal expires in October 2004 and the other option expires in July 2005.

     The pre-tax net gain or loss on power forward derivative instruments included in Other Income and Deductions at Ameren, UE and Genco, which represented the impact of discontinued cash flow hedges, the ineffective portion of cash flow hedges, as well as the reversal of amounts previously recorded in OCI due to transactions going to delivery or settlement, was a $2 million gain for Ameren, $1 million gain for UE and $1 million gain for Genco for the quarter ended June 30, 2004 (2003 - less than $1 million gain for Ameren, less than $1 million gain for UE, less than $1 million gain for Genco) and was a $2 million gain for Ameren, $1 million gain for UE and $1 million gain for Genco for the six months ended June 30, 2004 (2003 - $1 million loss for Ameren, less than $1 million loss for UE, less than $1 million loss for Genco).

Other Derivatives

     The following table represents for the three months and six months ended June 30, 2004 and 2003, the net change in market value of option transactions, which are used to manage our positions in SO2 allowances, coal, heating oil and electricity or power. Certain of these transactions are treated as non-hedge transactions under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The net change in the market value of SO2 options is recorded in Operating Revenues - Electric, while the net change in the market value of coal, heating oil and electricity or power options is recorded as Operating Expenses - Fuel and Purchased Power.

   =================================================================================================================
                    Gains (Losses)(a)                            Three Months                    Six Months
   -----------------------------------------------------------------------------------------------------------------
                                                               2004           2003            2004          2003
                                                               ----           ----            ----          ----
   SO2 options:
       Ameren(b).......................................      $   (1)        $    -         $   (2)        $   (1)
       UE..............................................          (4)             -             (7)             -
       CIPS............................................           -              -              -              -
       Genco...........................................           3              -              5             (1)
       CILCORP(c)......................................           -              -              -              -
       CILCO(c)........................................           -              -              -              -
   =================================================================================================================

   (a) Coal, power and heating oil option gains and losses were less than $1 million for the periods shown above.
   (b) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
   (c)   January 2003 predecessor amounts were zero.


NOTE 8 - Related Party Transactions

     The Ameren Companies have engaged in, and may in the future engage in, affiliate transactions in the normal course of business. These transactions primarily consist of gas and power purchases and sales, services received or rendered, borrowings and lendings. Transactions between affiliates are reported as intercompany transactions on their financial statements, but are eliminated in consolidation for Ameren's financial statements. For a discussion of our material related party agreements, see Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003. Below are updates to several related party transactions.

Electric Power Supply Agreements

     Under two electric power supply agreements, Genco is obligated to supply to Marketing Company, and Marketing Company, in turn, is obligated to supply to CIPS, all of the energy and capacity needed by CIPS to offer service for resale to its native load customers at rates specified by the ICC and to fulfill CIPS' other obligations under all applicable federal and state tariffs or contracts. The agreement between CIPS and Marketing Company expires on December 31, 2004. The agreement between Genco and Marketing Company can be terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. CIPS and Marketing Company filed in July 2004, a request with the FERC to extend their agreement through December 31, 2006. This extension was required by the ICC in its order approving Ameren's acquisition of CILCORP.

     In October 2003, in conjunction with CILCO's transfer to AERG of substantially all of its generating assets, AERG entered into an electric power supply agreement with CILCO to supply CILCO with sufficient power to meet its native load requirements. This agreement expires on December 31, 2004. AERG and CILCO have agreed to extend the power supply agreement through December 31, 2006. Unlike the CIPS-Marketing Company agreement, the provisions of the agreement between CILCO and AERG allow the parties to extend the term of the agreement, and Ameren believes that no further FERC action is necessary for such an extension to become effective. The ICC also required this extension in its order approving Ameren's acquisition of CILCORP.

Joint Dispatch Agreement

     UE and Genco jointly dispatch electric generation under an amended joint dispatch agreement. Under the agreement, each affiliate is required to serve its load requirements from its own generation first, and then allow access to any available generation to its affiliate. The joint dispatch agreement can be terminated by either party by giving one year's notice. To address concerns raised before the MoPSC in the proceeding relating to the transfer of UE's Illinois-based utility businesses to CIPS (see Note 3 - Rate and Regulatory Matters), UE offered to seek to amend the joint dispatch agreement so as to provide UE with a larger share of the margins on short term sales of power from the combined generation of UE and Genco. In particular, UE offered to use its best efforts to obtain all required regulatory approvals for such an amendment, but only if the MoPSC concluded that this was a necessary condition for its approval of the transfer of UE's Illinois-based utility businesses. If made, such an amendment is expected to provide to UE additional annual margins ranging from approximately $7 million to $24 million for UE's share of short term power sales. Such an amendment is expected to result in a corresponding reduction in Genco's margins from its share of short term power sales. However, this reduction is expected to be offset by margins received from additional power sales by Genco (through Marketing Company) to CIPS to serve the transferred UE Illinois-based electric utility business. Also as part of the proceeding before the MoPSC, UE offered to study alternatives to the current use of incremental costs to price system energy transfers under the joint dispatch agreement between UE and Genco, if the MoPSC concluded that this was a necessary condition for its approval. As a result of the foregoing, there is uncertainty as to the terms of the joint dispatch agreement and also as to its duration. The termination of the agreement, or modifications to it, could have a material adverse effect on UE or Genco. Modifications to, or termination of, the agreement would not have an immediate impact on Ameren due to UE's Missouri electric rate moratorium, which ends June 30, 2006.

Money Pools

     Through the utility money pool, the pool participants can access committed credit facilities at Ameren, which totaled $600 million at June 30, 2004, and were increased to $935 million in July 2004. These facilities are in addition to UE's $154 million, CIPS' $15 million and CILCO's $60 million in committed credit facilities which are also available to the utility money pool participants. The total amount available to the pool participants from the utility money pool at any given time is reduced by the amount of borrowings by their affiliates, but increased to the extent the pool participants have surplus funds or other external sources are used to increase the available amounts. The average interest rate for borrowing under the utility money pool for the three months ended June 30, 2004 was 1.04% (2003 - 1.19%) and for the six months ended June 30, 2004 was 1.02% (2003 - 1.25%).

     At June 30, 2004, $600 million was available through the non state-regulated subsidiary money pool, excluding additional funds available through excess cash balances. The average interest rate for borrowing under the non state-regulated subsidiary money pool for the three months ended June 30, 2004 was 8.84% (2003 - 8.84%) and for the six months ended June 30, 2004 was 8.84% (2003 - 8.84%).

     CILCORP has been granted authority by the SEC under the PUHCA to borrow up to $250 million directly from Ameren in a separate arrangement unrelated to the money pools.

Intercompany Promissory Notes

     Genco has affiliate notes payable of $324 million and $34 million to CIPS and Ameren, respectively, which, by their current terms, have final payments of principal and interest due on May 1, 2005. The note payable to CIPS was issued in conjunction with the transfer of its electric generating assets and related liabilities to Genco. Genco and CIPS expect to renew or modify the CIPS note to extend the principal maturity, which could include continued amortization of the principal amount. Such extension could require regulatory approval. Genco and Ameren are currently evaluating various alternatives with respect to the note payable to Ameren. In the event the maturities of these notes are not extended or restructured, whether due to not obtaining any necessary regulatory approvals or otherwise, Genco may need to access other financing sources to meet the maturity obligation to the extent it does not have cash available from its operating cash flows. Such sources of financing could include borrowings under the non state-regulated subsidiary money pool, or infusion of equity capital or new direct borrowings from Ameren, all subject to applicable regulatory financing authorizations and provisions in Genco's senior note indenture.

UE

     The following tables present the impact of related party transactions on UE's Consolidated Statement of Income and Consolidated Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the year ended December 31, 2003:

   ===================================================================================================================
                     Statement of Income                           Three Months                   Six Months
   -------------------------------------------------------------------------------------------------------------------
                                                                2004           2003          2004           2003
                                                                ----           ----          ----           ----
   Operating revenues from affiliates:
        Power supply agreement with EEI...................    $    2         $    1         $   2          $   1
        Joint dispatch agreement with Genco...............        28             24            58             56
        Agency agreement with Ameren Energy...............        42             41            95            111
        Gas transportation agreement with Genco...........         -              1             -              1
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues.........................     $   72         $   67         $ 155          $ 169
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          EEI.............................................    $   17         $   15         $  33          $  28
          Marketing Company...............................         3              3             5              5
        Joint dispatch agreement with Genco...............        12              7            24             18
        Agency agreement with Ameren Energy...............        11             11            30             28
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses...........    $   43         $   36         $  92          $  79
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services.................................    $   38         $   41         $  76          $  86
          Ameren Energy...................................         4              5             7             10
          AFS.............................................         1              2             2              4
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses....................    $   43         $   48         $  85          $ 100
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings (advances) related to money pool.......    $    1         $    1         $   1          $   2
   ===================================================================================================================

   ===================================================================================================================
                              Balance Sheet                                   June 30, 2004          December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable......................     $    11                $    16
        Advances to money pool...........................................           2                     12
   Liabilities:
        Accounts payable and wages payable...............................     $    69                $    46
        Borrowings from money pool.......................................         342                      -
   ===================================================================================================================

CIPS

     The following tables present the impact of related party transactions on CIPS' Statement of Income and Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item
8 of the Ameren Companies' combined Form 10-K for the year ended December 31, 2003:

   ===================================================================================================================
                     Statement of Income                            Three Months                  Six Months
   -------------------------------------------------------------------------------------------------------------------
                                                                2004           2003           2004          2003
                                                                ----           ----           ----          ----
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company...............................     $   8          $   8          $  16         $  15
          CILCO...........................................         -              2              -             3
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues..........................     $   8          $  10          $  16         $  18
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Power supply agreements:
          Marketing Company...............................     $  71          $  74          $ 143         $ 153
          EEI.............................................         8              8             16            15
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses...........     $  79          $  82          $ 159         $ 168
   -------------------------------------------------------------------------------------------------------------------
                                       42



   ===================================================================================================================
                     Statement of Income                            Three Months                  Six Months
   -------------------------------------------------------------------------------------------------------------------
                                                                2004           2003           2004          2003
                                                                ----           ----           ----          ----
   Other operating expenses:
        Support service agreements:
         Ameren Services..................................     $  12          $  14          $  24         $  29
         AFS..............................................         -              1              -             1
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses....................     $  12          $  15          $  24         $  30
   -------------------------------------------------------------------------------------------------------------------
   Interest income:
        Note receivable from Genco........................     $   6          $   7          $  13         $  14
   ===================================================================================================================

   ===================================================================================================================
                              Balance Sheet                                  June 30, 2004          December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable...................        $    10                $    10
        Promissory note receivable from Genco(a).......................           324                    373
        Tax receivable from Genco(b)...................................           156                    162
   Liabilities:
        Accounts payable and wages payable.............................       $    47                $    43
        Borrowings from money pool.....................................            47                    121
  ====================================================================================================================

     (a) Amount includes current portion of $49 million as of December 31, 2003 and $324 million as of June 30, 2004.
     (b) Amount includes current portion of $12 million as of December 31, 2003 and $12 million as of June 30, 2004.


Genco

     The following tables present the impact of related party transactions on Genco's Statement of Income and Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the year ended December 31, 2003:

   ===================================================================================================================
                       Statement of Income                             Three Months                Six Months
   -------------------------------------------------------------------------------------------------------------------
                                                                     2004         2003         2004          2003
                                                                     ----         ----         ----          ----
   Operating revenues from affiliates:
        Power supply agreements:
          Marketing Company....................................     $  168        $  143       $  341       $  300
          EEI..................................................          1             1            1            1
        Joint dispatch agreement with UE.......................         12             7           24           18
        Agency agreement with Ameren Energy....................         22            19           49           54
        Operating lease with Development Company...............          2             2            5            5
   -------------------------------------------------------------------------------------------------------------------
        Total operating revenues ..............................     $  205        $  172       $  420       $  378
   -------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Joint dispatch agreement with UE.......................     $   28        $   24       $   58       $   56
        Agency agreement with Ameren Energy....................          3             6           10           15
        Gas transportation agreement with UE...................          -             1            -            1
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses................     $   31        $   31       $   68       $   72
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support service agreements:
          Ameren Services......................................     $    4        $    4       $    8       $    9
          Ameren Energy........................................          3             2            4            5
          AFS..................................................          1             -            1            1
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses.........................     $    8        $    6       $   13       $   15
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings related to money pool.......................     $    3        $    4       $    6       $    9
        Note payable to CIPS...................................          6             7           13           14
        Note payable to Ameren.................................          -             -            1            1
   ===================================================================================================================


                                       43

   ===================================================================================================================
                            Balance Sheet                                 June 30, 2004          December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable.................         $    73                  $    78
   Liabilities:
        Accounts payable and wages payable..........................              23                       22
        Interest payable............................................               7                        7
        Promissory note payable to CIPS(a)..........................             324                      373
        Promissory note payable to Ameren(b)........................              34                       38
        Tax payable to CIPS(c)......................................             156                      162
        Borrowings from money pool..................................             156                      124
   ===================================================================================================================

     (a) Amount includes current portion of $49 million as of December 31, 2003 and $324 million as of June 30, 2004.
     (b) Amount includes current portion of $4 million as of December 31, 2003 and $34 million as of June 30, 2004.
     (c) Amount includes current portion of $12 million as of December 31, 2003 and $12 million as of June 30, 2004.


CILCORP

     The following tables present the impact of related party transactions on CILCORP's Consolidated Statement of Income and Consolidated Balance Sheet, based primarily on the agreements discussed above and in Note 14 - Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the year ended December 31, 2003:

   ==================================================================================================================
                    Statement of Income(a)(b)                          Three Months                Six Months
   ------------------------------------------------------------------------------------------------------------------
                                                                     2004         2003         2004          2003
                                                                     ----         ----         ----          ----
   Operating revenues from affiliates:
        Gas supply and services agreement with Medina
          Valley...............................................     $    -       $    3       $    -       $   10
   ------------------------------------------------------------------------------------------------------------------
        Total operating revenues...............................     $    -       $    3       $    -       $   10
   ------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina Valley.........     $    7       $    6       $   17       $   15
        Power purchase agreement with CIPS.....................          -            2            -            3
   ------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses................     $    7       $    8       $   17       $   18
   ------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support services agreements:
          Ameren Services......................................     $   12       $    1       $   25       $    1
          AFS..................................................          1            1            1            1
   ------------------------------------------------------------------------------------------------------------------
     Total other operating expenses............................     $   13       $    2       $   26       $    2
   ------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Note payable to Ameren.................................     $    1       $    -       $    2       $    -
        Borrowings related to money pool.......................          1            -            2            -
   ==================================================================================================================

     (a) 2003 amounts include January 2003 predecessor information which included $2 million in operating revenues and $3 million in purchased power associated with the executory tolling agreement with Medina Valley.
     (b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

   ===================================================================================================================
                             Balance Sheet(a)                               June 30, 2004        December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable....................        $    5              $     8
   Liabilities:
        Accounts payable...............................................       $    23              $    16
        Note payable to Ameren.........................................            57                   46
        Borrowings from money pool.....................................           232                  145
   ===================================================================================================================

     (a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

CILCO

     The following tables present the impact of related party transactions on CILCO's Consolidated Statement of Income and on the Consolidated Balance Sheet, based primarily on the various agreements discussed above and in Note 14 -

Related Party Transactions under Part II, Item 8 of the Ameren Companies' combined Form 10-K for the year ended December 31, 2003:

   ===================================================================================================================
                       Statement of Income                             Three Months                Six Months
   ----------------------------------------------------------------------------------------------------- -------------
                                                                    2004          2003         2004          2003
                                                                    ----          ----         ----          ----

   Fuel and purchased power expenses from affiliates:
        Executory tolling agreement with Medina Valley........     $    7        $    6       $   17       $   16
        Power purchase agreement with CIPS....................          -             2            -            3
   -------------------------------------------------------------------------------------------------------------------
        Total fuel and purchased power expenses...............     $    7        $    8       $   17       $   19
   -------------------------------------------------------------------------------------------------------------------
   Other operating expenses:
        Support services agreements:
          Ameren Services.....................................     $   12        $    1       $   24       $    1
          AFS.................................................          -             1            -            1
   -------------------------------------------------------------------------------------------------------------------
        Total other operating expenses........................     $   12        $    2       $   24       $    2
   -------------------------------------------------------------------------------------------------------------------
   Interest expense:
        Borrowings related to money pool......................     $    1        $    -       $    2       $    -
   ===================================================================================================================
   ===================================================================================================================
                           Balance Sheet                                 June 30, 2004           December 31, 2003
   -------------------------------------------------------------------------------------------------------------------
   Assets:
        Miscellaneous accounts and notes receivable...............        $    5                    $    6
   Liabilities:
        Accounts payable .........................................        $   23                    $   23
        Borrowings from money pool................................           233                       149
   ===================================================================================================================

NOTE 9 - Commitments and Contingencies

     Reference is made to Note 15 - Commitments and Contingencies under Part II,
Item 8 of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003.

Callaway Nuclear Plant

     The following table presents insurance coverage at UE's Callaway nuclear plant at June 30, 2004:

   ===================================================================================================================
                                                                 Maximum                  Maximum Assessments
               Type and Source of Coverage                      Coverages                for Single Incidents
   -------------------------------------------------------------------------------------------------------------------
  Public liability:
        American Nuclear Insurers......................      $      300                   $          -
        Pool participation.............................          10,461                            101(a)
                                                         -------------------------------------------------------------
                                                             $   10,761(b)                $        101
   Nuclear worker liability:
        American Nuclear Insurers......................      $      300(c)                $          4
   Property damage:
        Nuclear Electric Insurance Ltd.................      $    2,750(d)                $         21
   Replacement power:
        Nuclear Electric Insurance Ltd.................      $      490(e)                $          7
   ===================================================================================================================

     (a) Retrospective premium under the Price-Anderson liability provisions of the Atomic Energy Act of 1954, as amended (Price-Anderson). This is subject to retrospective assessment with respect to loss from an incident at any U.S. reactor, payable at $10 million per year. Price-Anderson expired in August 2002 and the temporary extension expired December 31, 2003. Until Price-Anderson is renewed, its provisions continue to apply to existing nuclear plants.
     (b)  Limit of liability for each incident under Price-Anderson.
     (c) Industry limit for potential liability from workers claiming exposure to the hazards of nuclear radiation.
     (d)  Includes premature decommissioning costs.
     (e) Weekly indemnity of $3.5 million for 52 weeks, which commences after the first eight weeks of an outage, plus $2.8 million per week for 110 weeks thereafter.

     Price-Anderson limits the liability for claims from an incident involving any licensed U.S. nuclear facility. The limit is based on the number of licensed reactors and is adjusted at least every five years based on the Consumer Price Index. Utilities owning a nuclear reactor cover this exposure through a combination of private insurance and mandatory participation in a financial protection pool, as established by Price-Anderson.

     If losses from a nuclear incident at the Callaway nuclear plant exceed the limits of, or are not subject to, insurance, or if coverage is not available, we self-insure the risk. Although we have no reason to anticipate a serious nuclear incident, if one did occur, it could have a material, but indeterminable, adverse effect on our financial position, results of operations or liquidity.

Environmental Matters

Clean Air Act

     The EPA issued a rule in October 1998 requiring 22 eastern states and the District of Columbia to reduce emissions of NOx in order to reduce ozone in the eastern United States. Among other things, the EPA's rule establishes an ozone season, which runs from May through September, and a NOx emission budget for each state, including Illinois. The EPA rule requires states to implement controls sufficient to meet their NOx budget by May 31, 2004. In February 2002, the EPA proposed similar rules for Missouri. These rules were finalized in the spring of 2004. The compliance date for the Missouri rules is May 1, 2007. UE has filed an appeal of these rules with the United States Court of Appeals.

     In mid-December 2003, the EPA issued proposed regulations with respect to SO2 and NOx emissions (the "Clean Air Interstate Rule") and mercury emissions from coal-fired power plants. The new rules, if adopted, will require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period and may change before being issued as final. The following table presents preliminary estimated capital costs based on current technology on the Ameren systems to comply with the Clean Air Interstate and mercury rules, as proposed:

   ===================================================================================================================
                                                              By 2010                          2011 - 2015
   -------------------------------------------------------------------------------------------------------------------
   Ameren......................................    $1.1 billion to $1.4 billion       $375 million to $510 million
   UE..........................................    $660 million to $860 million       $175 million to $230 million
   CIPS........................................                  -                                  -
   Genco.......................................    $280 million to $370 million       $160 million to $220 million
   CILCORP(a)..................................    $110 million to $150 million        $40 million to $60 million
   CILCO.......................................    $110 million to $150 million        $40 million to $60 million
   ===================================================================================================================

    (a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Emission Credits

     Both federal and state laws require significant reductions in SO2 and NOx emissions that result from burning fossil fuels. The Clean Air Act and NOx Budget Trading Program created marketable commodities called allowances. Each allowance gives the owner the right to emit one ton of SO2 or NOx. All existing generating facilities have been allocated allowances based on past production and the statutory emission reduction goals. If additional allowances are needed for new generating facilities, they can be purchased from facilities having excess allowances or from allowance banks. Our generating facilities comply with the SO2 limits through the use and purchase of allowances, the use of low sulfur fuels or through the application of pollution control technology. The NOx Budget Trading Program limits emissions of NOx during the ozone season (May through September). The NOx Budget Trading Program applies to all electric generating units in Illinois beginning in 2004 and in the eastern third of Missouri beginning in 2007. Our generating facilities are expected to comply with the NOx limits through the use and purchase of allowances or through the application of pollution control technology, including low NOx burners, over fire air systems, combustion optimization and selective catalytic reduction (SCR) systems.

     As of June 30, 2004, UE, Genco and CILCO held 1.7 million,  0.5 million and
0.3 million tons, respectively, of SO2 emission allowances for use between 2004 and 2012. Each company possesses additional allowances for use in periods beyond 2012. As of June 30, 2004, UE, Genco and CILCO Illinois facilities expect to hold 290, 26,200 and 8,300, respectively, of NOx emission allowances with vintages from 2004 to 2007. The Illinois EPA is still determining some NOx emission allowances allocations for this period and 2008. UE, Genco and CILCO expect to use a substantial portion of the SO2 and NOx allowances for ongoing operations. Allocations of NOx allowances for Missouri facilities are pending the finalization of rules by Missouri regulators. New environmental regulations, including the Clean Air

Interstate Rule, the timing of the installation of pollution control equipment and level of operations will have a significant impact on the amount of allowances actually required for ongoing operations.

Noise-related Matters

     On October 28, 2003, Genco filed a rulemaking proceeding before the Illinois Pollution Control Board (IPCB) seeking site specific noise limitations for its CTs in Elgin, Illinois. The new limitations would allow Genco to meet Illinois noise requirements in a newly proposed residential area. On July 22, 2004, the Illinois Pollution Control Board adopted a final rule that establishes site-specific noise limitations for Genco's CTs in Elgin, Illinois so that Genco will be able to comply with Illinois noise regulations. No further litigation or rulemaking action by Genco is necessary.

Asbestos-Related Litigation

     Ameren, UE, CIPS, Genco and CILCO have been named, along with numerous other parties, in a number of lawsuits which have been filed by certain plaintiffs claiming varying degrees of injury from asbestos exposure. Most have been filed in the Circuit Court of Madison County, Illinois. The number of total defendants named in each case is significant with as many as 110 parties named in a case to as few as six. However, the average number of parties is 60 in the cases that were pending as of June 30, 2004.

     The claims filed against Ameren, UE, CIPS, Genco and CILCO allege injury from asbestos exposure during the plaintiffs' activities at our electric generating plants. In the case of CIPS, its former plants are now owned by Genco, and in the case of CILCO, most of its former plants are now owned by AERG. As a part of the transfer of ownership of the generating plants, the transferor (CIPS or CILCO) has contractually agreed to indemnify the transferee (Genco or AERG) for liabilities associated with asbestos-related claims arising from activities prior to the transfer. Each lawsuit seeks unspecified damages in excess of $50,000, which, if proved, typically would be shared among the named defendants.

     From April 1, 2004 through June 30, 2004, seven additional lawsuits were filed against Ameren, UE and CIPS, mostly in the Circuit Court of Madison County, Illinois, two lawsuits were dismissed and five were settled. The following table presents the status as of June 30, 2004 of the asbestos-related lawsuits that have been filed against the Ameren Companies:

   ===================================================================================================================
                                                                  Specifically Named as Defendant
                                               -----------------------------------------------------------------------
                                    Total(a)     Ameren        UE         CIPS           Genco            CILCO
   -------------------------------------------------------------------------------------------------------------------
   Filed..........................     195   |     18         134           77              2               15
   Settled........................      42   |      -          31           16              -                1
   Dismissed......................      72   |      3          53           22              -                2
   Pending........................      81   |     15          50           39              2               12
   ===================================================================================================================

     (a) Addition of the numbers in the individual columns does not equal the total column because some of the lawsuits name multiple Ameren entities as defendants.

     Ameren, UE, CIPS, Genco and CILCO believe that the final disposition of these proceedings will not have a material adverse effect on their financial position, results of operations or liquidity.

Other Matters

Enron Litigation Settlement

     In May 2001, CILCO and Enron Power Marketing, Inc. (EPMI), a subsidiary of Enron Corp. (Enron), entered into a master agreement for electric purchases and sales, which covered energy transactions scheduled for deliveries during the period of 2001 to 2003. In November 2001, EPMI demanded that CILCO post $28 million in collateral based on mark-to-market exposure of open transactions. Also in November 2001, CILCO notified EPMI that events of default had occurred under the master agreement and pursuant to the termination provisions of the master agreement declared the master agreement terminated effective December 20, 2001. Enron and EPMI filed Chapter 11 bankruptcy petitions in December 2001 in the U.S. Bankruptcy Court for the Southern District of New York. In December 2002, EPMI filed a complaint against AES, Constellation New Energy, Inc., formerly known as AES New Energy Inc., and CILCO in the U.S. Bankruptcy Court seeking $31 million. As a result of court ordered mediation of this matter, an agreement in principal was reached among the parties in June 2004, which upon finalization and approval by the U.S. Bankruptcy Court, will settle the outstanding claim by requiring CILCO to pay approximately $21 million to Enron or its subsidiary. The settlement payment is expected to be made during the fourth quarter of 2004. The payment will also settle an unrelated dispute between CILCO and another Enron subsidiary, Enron North America Corp. (ENA) over ENA's failure to deliver natural gas to CILCO pursuant to transactions entered into in May and October 2001. AES, in conjunction with its sale of CILCORP to Ameren in 2003, agreed to indemnify Ameren against the after-tax cost of all liabilities, which will include the settlement payment, legal fees and expenses, incurred by CILCO relating to the Enron claim. Ameren assigned its indemnification rights to CILCO. As a result, this settlement will have no earnings impact on Ameren, CILCORP or CILCO.

Labor-related Matters

     On June 18, 2003, 20 retirees and surviving spouses of retirees of various Ameren companies (the plaintiffs) filed a complaint in the U.S. District Court, Southern District of Illinois, against Ameren, UE, CIPS, Genco and Ameren Services, and against our Retiree Medical Plan (the defendants). The retirees were members of various local labor unions of the IBEW and the IUOE. The complaint, referred to as Barnett, et al. vs Ameren Corporation, et al., alleges the following:

o the labor organizations which represented the plaintiffs have historically negotiated retiree medical benefits with the defendants and that pursuant to the negotiated collective bargaining agreements and other negotiated documents, the plaintiffs are guaranteed medical benefits at no cost or at a fixed maximum cost during their retirement;
o Ameren has unilaterally announced that, beginning in 2004, retirees must pay a portion of their own healthcare premiums and either an increasing portion of their dependents' premiums or newly imposed dependents' premiums, and that surviving spouses will be paying increased amounts for their medical benefits;
o the defendants' actions deprive the plaintiffs of vested benefits and thus violate ERISA and the Labor Management Relations Act of 1947, and constitute a breach of the defendants' fiduciary duties; and
o the defendants are estopped from changing the plan benefits. (This allegation was subsequently dropped from the amended complaints referred to below).

     The plaintiffs filed the complaint on behalf of themselves, other similarly situated former non-management employees and their surviving spouses who retired from January 1, 1992 through October 1, 2002, and on behalf of all subsequent non-management retirees and their surviving spouses whose medical benefits are reduced or are threatened with reduction. The plaintiffs seek to have this lawsuit certified as a class action, seek injunctive relief and declaratory relief, seek actual damages for any amounts they are made to pay as a result of the defendants' actions, and seek payment of attorney fees and costs. An amended complaint that added three plaintiffs was filed July 15, 2003. In response to the Court's ruling on the defendants' motions to dismiss various counts of the complaint, a second amended complaint was filed on December 15, 2003, clarifying some of the allegations, adding two and dropping two plaintiffs, and adding the Ameren Group Medical Plan as a defendant. On April 27, 2004, the Court granted the defendants' motion to dismiss one of the counts brought in connection with the amended complaint which alleges the defendants breached their fiduciary duties under ERISA. In July 2004, the Court denied the plaintiffs' motion to certify this lawsuit as a class action. However, the plaintiffs requested reconsideration of the Court's order denying class certification. In August 2004, the defendants filed a motion for summary judgment. We are unable to predict the outcome of this lawsuit or the impact of the outcome on our financial position, results of operations or liquidity.

     Certain employees of CILCO are represented by the IBEW. These employees comprise 4% of Ameren's workforce. Labor agreements covering these employees expire August 29, 2004. Labor agreements covering the remaining UE and CIPS employees represented by IBEW and the IUOE expire in June 2006 and June 2007. CILCO has presented its best and final offer and we cannot predict whether negotiations concerning this offer will be accepted.

Leveraged Leases

     Ameren owns interests in assets which have been financed as leveraged leases. One of these leveraged leases is a $10 million net investment at June 30, 2004, in an aircraft leased to Delta Air Lines. Delta Air Lines reported significant operating losses and disclosed in its Form 10-Q filing for the three months ended March 31, 2004, that there is a possibility of filing for bankruptcy if the company cannot achieve a competitive cost structure, regain sustained profitability and access the capital markets under acceptable terms. Ameren could lose all or a portion of its investment in the Delta Air Lines lease in the event of a bankruptcy or default by Delta Air Lines or any voluntary restructuring of the lease. As of June 30, 2004, Delta Air Lines was current in its lease payments related to this lease.


NOTE 10 - Callaway Nuclear Plant

     Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent storage and disposal of spent nuclear fuel. The DOE currently charges one mill, or 1/10 of one cent, per nuclear-generated kilowatthour sold for future disposal of spent fuel. Pursuant to this Act, UE collects one mill from its electric customers for each kilowatthour of electricity that it generates from its Callaway nuclear plant. Electric utility rates charged to customers provide for recovery of such costs. The DOE is not expected to have its permanent storage facility for spent fuel available until at least 2015. UE has sufficient storage capacity at its Callaway nuclear plant until 2019 and has the capability for additional storage capacity through the licensed life of the plant. The delayed availability of the DOE's disposal facility is not expected to adversely affect the continued operation of the Callaway nuclear plant through its currently licensed life.

     Electric utility rates charged to customers provide for the recovery of the Callaway nuclear plant's decommissioning costs over the life of the plant, based on an assumed 40-year life, ending with expiration of the plant's operating license in 2024. The Callaway nuclear plant site is assumed to be decommissioned based on immediate dismantlement method and removal from service. Decommissioning costs, including decontamination, dismantling and site restoration, are estimated to be $536 million in current year dollars and are expected to escalate approximately 3.5% per year through the end of decommissioning activity in 2033. Decommissioning costs are charged to cost of services used to establish electric rates for UE's customers and amounted to approximately $7 million in each of the years 2003, 2002 and 2001. Every three years, the MoPSC and ICC require UE to file updated cost studies for decommissioning its Callaway nuclear plant, and electric rates may be adjusted at such times to reflect changed estimates. The latest studies were filed in 2002. Costs collected from customers are deposited in an external trust fund to provide for the Callaway nuclear plant's decommissioning. Fund earnings are expected to average approximately 8.6% annually through the date of decommissioning. If the assumed return on trust assets is not earned, we believe it is probable that any such earnings deficiency will be recovered in rates. The fair value of the nuclear decommissioning trust fund for UE's Callaway nuclear plant is reported in Nuclear Decommissioning Trust Fund in Ameren's and UE's Consolidated Balance Sheets. This amount is legally restricted to fund the costs of nuclear decommissioning. Changes in the fair value of the trust fund are recorded as an increase or decrease to the nuclear decommissioning trust fund and to the regulatory asset recorded in connection with the adoption of SFAS No.
143. Upon the completion of UE's transfer of its Illinois electric and gas utility businesses to CIPS, which is subject to the receipt of regulatory approvals, the assets and liabilities related to the Illinois portion of the decommissioning trust fund will be transferred to Missouri. See Note 3 - Rate and Regulatory Matters for further information.


NOTE 11 - Stockholders' Equity

Paid-In Capital

     Ameren's paid-in capital increased by $904 million as of June 30, 2004 compared to December 31, 2003. Ameren received net proceeds of $853 million from the issuance of 19.1 million shares of its common stock in February 2004. In addition, during the six months ended June 30, 2004, Ameren, pursuant to a Form S-3 registration statement, issued 1.3 million new shares of common stock valued at $60 million under its DRPlus and its 401(k) plans. Ameren's paid-in capital decreased $9 million due to the cashless exercise of stock options by its employees in the first six months of 2004. See Note 5 - Long-term Debt and Equity Financings for further information.

Other Comprehensive Income

     Comprehensive income includes net income as reported on the statements of income and all other changes in common stockholders' equity, except those resulting from transactions with common stockholders. A reconciliation of net income to comprehensive income for the three months and six months ended June 30, 2004 and 2003 is shown below for the Ameren Companies:

   =================================================================================================================
                                                                      Three Months Ended         Six Months Ended
   -----------------------------------------------------------------------------------------------------------------
                                                                      2004         2003         2004         2003
                                                                      ----         ----         ----         ----

   Ameren:(a)
   Net income...................................................   $  118      $   110      $   215      $   211
   Unrealized gain (loss) on derivative hedging instruments,
     net of taxes (benefit) of $3, $(2), $3, $(2)...............        6           (4)           6           (5)
   Reclassification adjustments  for gains (losses) included in
     net income, net of taxes (benefit) of $(1), $-, $(1), $(1)        (3)           -           (3)          (2)
   -----------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................   $  121      $   106      $   218      $   204
   =================================================================================================================
   UE:
   Net income...................................................   $  109      $   107      $   167      $   175
   Unrealized gain (loss) on derivative hedging instruments,
   net of taxes (benefit) of $-, $(1), $1, $(1).................        1           (2)           3           (2)
   Reclassification adjustments  for gains (losses) included in
   net income, net of taxes (benefit) of $-, $-, $-, $-.........        -            -            -           (1)
   -----------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................   $  110      $   105      $   170      $   172
   =================================================================================================================
   CIPS:
   Net income...................................................   $    8      $     3      $    18      $     5
   Unrealized gain (loss) on derivative hedging instruments,
   net of taxes (benefit) of $1, $(1), $2, $(1).................        1           (2)           4           (2)
   Reclassification adjustments  for gains (losses) included in
   net income, net of taxes (benefit) of $-, $-, $-, $-.........        -            -           (1)           -
   -----------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................   $    9      $     1      $    21      $     3
   =================================================================================================================
   Genco:
   Net income...................................................   $   17      $    10      $    46      $    49
   Unrealized gain (loss) on derivative hedging instruments,
   net of taxes (benefit) of $-, $-, $(1), $-...................        -            -           (1)           -
   Reclassification adjustments  for gains (losses) included in
   net income, net of taxes (benefit) of $-, $-, $-, $-.........       (1)           -           (1)           -
   -----------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................  $    16      $    10      $    44      $    49
   =================================================================================================================
   CILCORP: (b)
   Net income (loss)............................................  $    (4)     $     -      $     -      $    12
   Unrealized gain (loss) on derivative hedging instruments,
   net of taxes (benefit) of $1, $-, $2, $(1)...................        3            -            6           (1)
   Reclassification adjustments  for gains (losses) included in
   net income, net of taxes (benefit) of $(1), $-, $(1), $-.....       (2)           -           (2)           -
   -----------------------------------------------------------------------------------------------------------------
        Total comprehensive income (loss), net of taxes.........  $    (3)     $     -      $     4      $    11
   =================================================================================================================
   CILCO:
   Net income...................................................  $     3      $     5      $     9      $    40
   Unrealized gain (loss) on derivative hedging instruments,
   net of taxes (benefit) of $1, $-, $2, $(1)...................        3            -            6           (1)
   Reclassification adjustments  for gains (losses) included in
   net income, net of taxes (benefit) of $(1), $-, $(1), $-.....       (2)           -           (2)           -
   -----------------------------------------------------------------------------------------------------------------
        Total comprehensive income, net of taxes................  $     4      $     5      $    13      $    39
   =================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003 and includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) 2003 amounts include January 2003 predecessor information, which was zero. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Outstanding Shares of Common Stock

     The following table reconciles the outstanding shares of Ameren common stock for the three months and six months ended June 30, 2004 and 2003:

   ================================================================================================================
                                                                Three Months Ended             Six Months Ended
   ----------------------------------------------------------------------------------------------------------------
                                                                 2004         2003             2004        2003
                                                                 ----         ----             ----        ----
   Shares outstanding at beginning of period.............       182.5        161.1            162.9       154.1
   Shares issued.........................................         0.8          0.6             20.4         7.6
   ----------------------------------------------------------------------------------------------------------------
   Shares outstanding at end of period                          183.3        161.7            183.3       161.7
   ================================================================================================================

NOTE 12 - PENSION AND OTHER POSTRETIREMENT BENEFITS

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R)," which retains the disclosure requirements in SFAS No. 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor's investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. The following table presents Ameren's net periodic benefit costs (and the components of those costs) for pension and other postretirement benefits for the three months and six months ended June 30, 2004 and 2003:

   ==================================================================================================================
                                                     Pension Benefits                  Postretirement Benefits
   ------------------------------------------------------------------------------------------------------------------
                                              Three Months       Six Months        Three Months        Six Months
                                             ------------------------------------------------------------------------
                                             2004     2003      2004     2003      2004     2003     2004      2003
                                             ----     ----      ----     ----      ----     ----     ----      ----
   Service cost..........................   $  10   $    9    $   21   $   19    $    3   $    3   $    7    $    6
   Interest cost.........................      31       32        63       66        12       15       28        30
   Expected return on plan assets........     (29)     (31)      (59)     (64)       (7)      (8)     (16)      (16)
   Amortization cost:
     Transition obligation...............       -        -         -        -         1        1        2         2
     Prior service cost..................       3        2         6        4        (1)      (1)      (2)       (2)
     Losses..............................       6        2        12        4         7        8       17        17
   ------------------------------------------------------------------------------------------------------------------
   Net periodic benefit cost.............      21       14        43       29        15       18       36        37
   ==================================================================================================================

     The total amount of our contributions paid, and expected to be paid, do not differ significantly from amounts previously disclosed.

     Ameren adopted FSP SFAS 106-2 during the second quarter of 2004, retroactive to January 1, 2004, which resulted in the recognition of a federal subsidy for postretirement benefit costs related to prescription drug benefits. See Note 1 - Summary of Significant Accounting Policies. The effect of this subsidy was a reduction of various components of Ameren's, and principally UE's, net periodic postretirement benefit costs for the second quarter of 2004. Interest costs and amortization losses were reduced by $4 million each, partially offset by a reduction in the expected return on plan assets of $2 million. The subsidy-related reduction in Ameren's, and principally UE's, accumulated postretirement benefit obligation was $71 million.

     UE, CIPS, Genco, CILCORP and CILCO are participants in Ameren's plans and are responsible for their proportional share of the pension benefit costs. The following table presents the pension costs incurred for the three months and six months ended June 30, 2004 and 2003:

   ===================================================================================================================
                                                                           Three Months             Six Months
   -------------------------------------------------------------------------------------------------------------------
                                                                         2004        2003        2004         2003
                                                                         ----        ----        ----         ----
   Ameren(a)........................................................   $   21      $   14      $   43       $   29
   UE...............................................................       13           7          26           19
   CIPS.............................................................        3           2           6            4
   Genco............................................................        2           1           4            3
   CILCORP(b).......................................................        2           2           4            2
   CILCO............................................................        3           4           8            6
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     UE, CIPS, Genco, CILCORP and CILCO are participants in Ameren's plans and are responsible for their proportional share of the postretirement benefit costs. The following table presents the postretirement costs incurred for the three months and six months ended June 30, 2004 and 2003:


   ==================================================================================================================
                                                                           Three Months             Six Months
   ------------------------------------------------------------------------------------------------------------------
                                                                         2004        2003        2004         2003
                                                                         ----        ----        ----         ----
   Ameren(a)........................................................    $  15       $  18       $  36        $  37
   UE...............................................................        8          14          22           25
   CIPS.............................................................        3           2           4            4
   Genco............................................................        1           -           2            2
   CILCORP(b).......................................................        2           2           5            5
   CILCO............................................................        4           4           9            9
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries.
(b) Includes predecessor information for January 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


NOTE 13 - Segment Information

     As discussed in the Ameren Companies combined Form 10-K for the fiscal year ended December 31, 2003, Ameren's two reportable segments are: (1) Utility Operations, which generates electricity and transmits and distributes gas and electricity; and (2) Other, which is comprised of the parent holding company, Ameren Corporation.

     The table below presents segment information about the reported revenues and net income of Ameren for the three months and six months ended June 30, 2004 and 2003:


   ==================================================================================================================
                                      Utility                               Reconciling
                                     Operations            Other             Items (a)                 Total
   ------------------------------------------------------------------------------------------------------------------
   Three months 2004:
     Operating revenues.......       $   1,435           $      -           $   (283)              $   1,152
     Net income...............             115                  3                  -                     118
   ------------------------------------------------------------------------------------------------------------------
   Three months 2003: (b)
     Operating revenues.......       $   1,345           $      -           $   (257)              $   1,088
     Net income...............             114                 (4)                 -                     110
   ------------------------------------------------------------------------------------------------------------------
   Six months 2004:
     Operating revenues.......       $   2,948           $      -           $   (580)              $   2,368
     Net income...............             212                  3                  -                     215
   ------------------------------------------------------------------------------------------------------------------
   Six months 2003: (b)
     Operating revenues.......       $   2,727           $      -           $   (531)              $   2,196
     Net income...............             221                (10)                 -                     211
   ==================================================================================================================

(a)  Elimination of intercompany revenues.
(b) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Executive Summary

     Despite some challenges during the second quarter of 2004, Ameren was able to once again deliver solid financial results. The second quarter 2004 earnings were reduced by the incremental costs Ameren incurred in connection with the scheduled refueling and maintenance outage at its Callaway nuclear plant. A similar Callaway outage did not occur in 2003. In addition, the second quarter was negatively impacted by earnings per share dilution principally caused by Ameren's issuance of common shares to prefund the Illinois Power acquisition. Despite these factors, second quarter earnings benefited from solid organic growth, a return to more normal summer weather, stronger power prices, the refund of a Midwest ISO exit fee and a focus on cost control.

     A major effort taking place at Ameren in the first half of 2004 was the work towards completion of the Illinois Power acquisition. In early July 2004, Ameren completed the equity financing for the acquisition of Illinois Power and the additional 20% interest in EEI from Dynegy. Ameren continues to proceed through the regulatory approval process. As a result of the progress to date in the regulatory approval process, Ameren believes the Illinois Power acquisition remains on target to close by the end of this year.

General

     Ameren, headquartered in St. Louis, Missouri, is a public utility holding company registered with the SEC under the PUHCA. Ameren's primary asset is the common stock of its subsidiaries. Ameren's subsidiaries operate rate-regulated electric generation, transmission and distribution businesses, rate-regulated natural gas distribution businesses and non rate-regulated electric generation businesses in Missouri and Illinois. Dividends on Ameren's common stock are dependent on distributions made to it by its subsidiaries. See Note 1 - Summary of Significant Accounting Policies to our financial statements under Part I,
Item 1 of this report for a detailed description of our principal operating subsidiaries. Also see the Glossary of Terms and Abbreviations.

o    UE,  also  known as  Union  Electric  Company,  operates  a  rate-regulated
     electric   generation,   transmission  and  distribution   business  and  a
     rate-regulated natural gas distribution business in Missouri and Illinois.

o CIPS, also known as Central Illinois Public Service Company, operates a rate-regulated electric and natural gas transmission and distribution business in Illinois.

o Genco, also known as Ameren Energy Generating Company, operates a non rate-regulated electric generation business in Illinois and Missouri.

o CILCO, also known as Central Illinois Light Company, is a subsidiary of CILCORP (a holding company) and was acquired on January 31, 2003. It operates a rate-regulated electric transmission and distribution business, a primarily non rate-regulated electric generation business and a rate-regulated natural gas distribution business in Illinois.

     The financial statements of Ameren are prepared on a consolidated basis and therefore include the accounts of its majority-owned subsidiaries. Results of CILCORP and CILCO reflected in Ameren's consolidated financial statements include the period from the acquisition date of January 31, 2003. See Note 2 - Acquisitions to our financial statements under Part I, Item 1 of this report for further information. All significant intercompany transactions have been eliminated. All tabular dollar amounts are in millions, unless otherwise indicated.

     In addition to presenting results of operations and earnings amounts in total, certain measures are expressed in cents per share. These amounts reflect factors that directly impact Ameren's earnings. We believe this per share information is useful because it enables readers to better understand the impact of these factors on our earnings. All references in this report of earnings per share are on the basis of diluted shares.

Illinois Power Acquisition

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Decatur, Illinois-based Illinois Power and Dynegy's 20% ownership interest in EEI. Illinois Power operates a rate-regulated electric and natural gas transmission and distribution business serving approximately 600,000 electric and 415,000 gas customers in areas contiguous to our existing Illinois utility service territories. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock, with the balance of the purchase price to be paid in cash at closing. Ameren will place $100 million of the cash portion of the purchase price in a six-year escrow pending resolution of certain contingent environmental obligations of Illinois Power and other Dynegy affiliates for which Ameren has been provided indemnification by Dynegy. In addition, this transaction includes a firm capacity power supply contract for Illinois Power's annual purchase of 2,800 megawatts of electricity from a subsidiary of Dynegy. This contract will extend through 2006 and is expected to supply about 70% of Illinois Power's customer requirements.

     In February 2004, Ameren issued 19.1 million common shares that generated net proceeds of $853 million, and in July 2004, Ameren issued 10.9 million common shares that generated net proceeds of $445 million. Proceeds from these sales are expected to be used to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction and to pay any related premiums. Pending such use, and/or if the acquisition is not completed, Ameren plans to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. However, prior to the closing of the acquisition of Illinois Power, Ameren expects the new common shares to be dilutive to earnings per share.

     Upon completion of the acquisition, expected by the end of 2004, Illinois Power will become an Ameren subsidiary operating as AmerenIP. The transaction remains subject to the approval of the ICC and the SEC under the PUHCA and other customary closing conditions. In April 2004, the FCC consented to the transfer of control of FCC licenses held by Illinois Power to Ameren, and the initial 30 calendar day waiting period expired without a request by the FTC or DOJ for additional information or documents under the Hart-Scott-Rodino Act. In July 2004, the FERC issued an order approving Ameren's acquisition of Illinois Power and Dynegy's interest in EEI. The principal conditions of the FERC's approval were that Illinois Power join the Midwest ISO prior to closing and 125 megawatts of EEI's power be sold to a nonaffiliate annually. A procedural schedule has been adopted in the ICC proceeding, which can permit an order to be issued by the fall of 2004. The ICC Staff and several intervenors filed testimony in early July expressing various concerns with the acquisition and objecting to parts of the application filed by Ameren and Illinois Power in March 2004. Hearings in the ICC proceeding are scheduled to be held in August 2004. As a result of progress to date in the regulatory approval processes, we believe the acquisition remains on target to close by the end of 2004. However, we are unable to predict the ultimate outcome of the remaining regulatory proceedings or the timing of the final agency decisions.

     According to Illinois Power's Annual Report on Form 10-K for the year ended December 31, 2003, Illinois Power had revenues of $1.6 billion, operating income of $166 million, and net income applicable to its common shareholder of $115 million, and at December 31, 2003, had total assets of $2.8 billion, excluding an intercompany note receivable from its parent company of approximately $2.3 billion. Illinois Power files quarterly, annual and current reports with the SEC pursuant to the Exchange Act.

     Ameren expects the acquisition of Illinois Power to be accretive to earnings in the first two years of ownership based on a variety of assumptions related to power prices, interest rates, synergies and regulatory outcomes, among other things. Although Ameren has entered into fixed price power contracts for approximately 70% of Illinois Power's energy supply needs, Ameren's expectations for Illinois Power's earnings through 2006 remain sensitive to changing energy prices for Illinois Power's entire power supply requirements as a result of purchase accounting, as well as other assumptions.

RESULTS OF OPERATIONS

Earnings Summary

     Our results of operations and financial position are affected by many factors. Weather, economic conditions and the actions of key customers or competitors can significantly impact the demand for our services. Our results are also affected by seasonal fluctuations caused by winter heating and summer cooling demand. With over 90% of Ameren's revenues directly subject to regulation by various state and federal agencies, decisions by regulators can have a material impact on the price we charge for our services. Our non rate-regulated sales are subject to market conditions for power. We principally utilize coal, nuclear fuel, natural gas and oil in our operations. The prices for these commodities can fluctuate significantly due to the world economic and political environment, weather, supply and demand levels and many other factors. We do not have fuel or purchased power cost recovery mechanisms in Missouri or Illinois for our electric utility businesses, but we do have gas cost recovery mechanisms in each state for our gas delivery businesses. The electric rates for UE are set through June 2006, and are set for CIPS and CILCO through the end of 2006 such that cost decreases or increases will not be immediately reflected in rates. In addition, the gas delivery rates for UE in Missouri are set through June 2006. Fluctuations in interest rates impact our cost of borrowing and pension and postretirement benefits. We employ various risk management strategies in order to try to reduce our exposure to commodity risks and other risks inherent in our business. The reliability of our power plants and transmission and distribution systems and the level of purchased power cost, operating and administrative costs and capital investment are key factors that we seek to control in order to optimize our results of operations, cash flows and financial position.

     Ameren's net income increased $8 million to $118 million, or 65 cents per share, in the second quarter of 2004 from $110 million, or 68 cents per share, in the second quarter of 2003. The change in net income between 2003 and 2004 was primarily due to organic growth in our service territory, a return to more normal early summer weather versus the mild weather of 2003 and increased margins on interchange sales, principally due to higher power prices. In addition, second quarter net income benefited from a FERC-ordered refund of $18 million in exit fees, previously paid by UE and CIPS to the Midwest ISO in May 2004, upon their re-entry into the Midwest ISO. Partially offsetting these benefits were increased fuel and purchased power and other operations and maintenance costs principally as a result of UE's Callaway nuclear plant refueling and maintenance outage. Net income for Ameren was also reduced by increased employee benefit costs and decreased sales of emission credits. Increased common shares outstanding, primarily due to a February 2004 offering in order to prefund a portion of the equity financing for the Illinois Power acquisition, reduced earnings per share in the first six months of 2004.

     Ameren's net income increased $4 million to $215 million, or $1.20 per share for the six months ended June 30, 2004 compared to year-ago earnings of $211 million, or $1.32 per share. In the first six months of 2003, Ameren's net income included a net cumulative effect after-tax gain of $18 million, or 11 cents per share, associated with the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." The net SFAS No. 143 gain resulted principally from the elimination of non-legal obligation costs of removal for non rate-regulated assets from accumulated depreciation.

     The following table presents the net cumulative effect after-tax gain recorded at each of the Ameren Companies upon adoption of SFAS No. 143:


   ===================================================================================================================
                      Net Cumulative Effect After-Tax Gain
   ------------------------------------------------------------------------------------------------------------------
   Ameren(a)...............................................................................           $   18
   UE......................................................................................                -
   CIPS....................................................................................                -
   Genco...................................................................................               18
   CILCORP(b)..............................................................................                4
   CILCO...................................................................................               24
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) Represents predecessor information recorded in January 2003 prior to the acquisition date of January 31, 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     Excluding the net cumulative effect after-tax gain discussed above, Ameren's net income increased $22 million for the first six months of 2004 as compared to the same period in 2003. The change in net income was primarily due to organic growth in revenues due to a recovering economy, favorable weather conditions in the second quarter of the current year, increased sales of emission credits, the Midwest ISO refund and results of CILCORP being included for an additional month in 2004. Partially offsetting these benefits were increased fuel and purchased power and other operations and maintenance costs as a result of the Callaway nuclear plant outage, and increased employee benefit costs. Increased common shares outstanding reduced earnings per share for the first six months of 2004 as compared to the same period in 2003 for Ameren.

     As a holding company, Ameren's net income and cash flows are primarily generated by its principal subsidiaries, UE, CIPS, Genco and CILCORP. The following table presents the contribution by Ameren's principal subsidiaries to Ameren's consolidated net income for the three months and six months ended June 30, 2004 and 2003:

   ===================================================================================================================
                                                                  Three Months                   Six Months
   ------------------------------------------------------------------------------------------------------------------
                                                              2004           2003            2004           2003
                                                              ----           ----            ----           ----
  Net income:
         UE(a)..........................................   $   107        $   105         $   164        $   172
         CIPS...........................................         8              3              17              4
         Genco(a).......................................        17             10              46             49
         CILCORP(b).....................................        (4)             -               -              3
         Other(c).......................................       (10)            (8)            (12)           (17)
   ------------------------------------------------------------------------------------------------------------------
   Ameren net income....................................   $   118        $   110         $   215        $   211
   ===================================================================================================================

(a) Includes earnings from interchange sales by Ameren Energy that provided approximately $16 million and $33 million of UE's net income in the three and six months ended June 30, 2004, respectively, (2003 - second quarter - $11 million; year-to-date - $33 million) and approximately $8 million and $18 million of Genco's net income in the three and six months ended June 30, 2004, respectively (2003 - second quarter - $5 million; year-to-date - $17 million).
(b) Excludes net income prior to the acquisition date of January 31, 2003. January 2003 predecessor amount was $9 million. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.
(c) Includes corporate general and administrative expenses, transition costs associated with the CILCORP acquisition, and other non rate-regulated operations.

Electric Operations

     The following table presents the favorable (unfavorable) variations in electric margins, defined as electric revenues less fuel and purchased power, for the three months and six months ended June 30, 2004, from the comparable periods in 2003. We consider electric margin to be a useful measure to analyze the change in profitability of our electric operations between periods and have included the below analysis as a complement to our financial information provided in accordance with GAAP. However, electric margin may not be a presentation defined under GAAP and may not be comparable to other companies or more useful than the GAAP information we are providing.

     The variation for Ameren reflects the contribution from CILCORP for the January 2004 period as a separate line item, which allows other margin components to be comparable year over year as we owned CILCORP for only five months in the first six months of 2003. The variations in CILCORP and CILCO electric margins are for the three months and six months ended June 30, 2004, as compared to the same periods in 2003.

   ===================================================================================================================
                                              Ameren(a)       UE       CIPS      Genco       CILCORP(b)      CILCO
   ------------------------------------------------------------------------------------------------------------------
                 Three Months
   Electric revenue change:
      Effect of weather (estimate).........    $    32    $    24    $    2    $     -       $     4       $     4
      Growth and other (estimate)..........         32         22         -         26           (46)          (46)
      Rate reductions......................        (10)       (10)        -          -             -             -
      Interchange revenues.................         24          6         -          9             6             6
      EEI..................................        (14)         -         -          -             -             -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $    64    $    42    $    2    $    35       $   (36)      $   (36)
   ------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power change:
      Fuel:
          Generation and other.............    $   (20)   $     1    $    -    $   (14)      $    (6)      $    (4)
          Price............................        (11)        (8)        -         (2)           (1)           (1)
      Purchased power......................         (9)        (9)        3         (2)           39            36
      EEI .................................         (3)         -         -          -             -             -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $   (43)   $   (16)   $    3    $   (18)      $    32       $    31
   ------------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $    21    $    26    $    5    $    17       $    (4)      $    (5)
   ------------------------------------------------------------------------------------------------------------------

   ------------------------------------------------------------------------------------------------------------------
                                              Ameren(a)       UE       CIPS      Genco       CILCORP(b)      CILCO
   ------------------------------------------------------------------------------------------------------------------
                  Six Months
   Electric revenue change:
      CILCORP - January 2004...............    $    47    $     -    $    -    $     -       $     -       $     -
      Effect of weather (estimate).........         18         14         -          -             3             3
      Growth and other (estimate)..........         87         50        (4)        42           (81)          (81)
      Rate reductions......................        (17)       (17)        -          -             -             -
      Interchange revenues.................         (1)       (12)        1          3            13            13
      EEI..................................        (13)         -         -          -             -             -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $   121    $    35     $  (3)   $    45       $   (65)      $   (65)
   ------------------------------------------------------------------------------------------------------------------
   Fuel and purchased power change:
      CILCORP - January 2004...............    $   (24)   $     -     $   -    $     -       $     -       $     -
      Fuel:
        Generation and other...............        (21)         9         -        (19)          (10)           (7)
        Price..............................        (16)       (12)        -         (4)            6             6
      Purchased power......................        (15)       (14)        9          1            57            54
      EEI .................................         (6)         -         -          -             -             -
   ------------------------------------------------------------------------------------------------------------------
   Total ..................................    $   (82)   $   (17)   $    9    $   (22)      $    53       $    53
   ------------------------------------------------------------------------------------------------------------------
   Net change in electric margins..........    $    39    $    18    $    6    $    23       $   (12)      $   (12)
   ==================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.

(b) Includes predecessor information for January 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Ameren

     Ameren's electric margin increased $21 million for the three months and $39 million for the six months ended June 30, 2004, compared to the same periods in 2003. Excluding the additional month of CILCORP results in the current year, electric margin increased $16 million for the six months ended June 30, 2004. The increase in electric margin for the six months ended June 30, 2004, was primarily attributable to organic sales growth. Sales of emission credits decreased $7 million in the current quarter, but increased $7 million for the first six months of 2004 as compared to 2003. The second quarter of the current year also benefited from favorable weather conditions and increased interchange margins as compared to 2003. The increases to electric margin were partially offset by electric rate reductions and an increase in fuel and purchased power primarily due to the Callaway outage and higher fuel prices.

     The favorable weather conditions in the second quarter were primarily due to a return to more normal early summer weather conditions in 2004 versus 2003. Cooling degree days were approximately 75% higher in the second quarter of 2004 in our overall service territory compared to the same period in 2003 and approximately 20% higher compared to normal conditions. Residential and commercial sales rose 15% and 6%, respectively, during the quarter due to the weather and organic growth. For the six months ended June 30, 2004, the favorable weather conditions in the second quarter were partially offset by warmer winter weather in the first quarter of 2004. Heating degree days were approximately 9% less in the first three months of 2004 in our overall service territory compared to the same period in 2003 and approximately 6% less compared to normal conditions.

     Rate reductions resulting from the 2002 UE electric rate case settlement in Missouri negatively impacted electric revenues during the current year periods. Annual reductions of $50 million, $30 million and $30 million were effective April 1, 2002, April 1, 2003 and April 1, 2004, respectively.

     Interchange margins increased $11 million for the three months, but decreased $2 million for the six months ended June 30, 2004, compared to the same periods in 2003. Higher power prices and improved coal-fired plant generation in the second quarter partially offset decreased availability of low-cost generation due to the Callaway outage. During the second quarter, Ameren's base load coal electric generating stations increased their average capacity factors to 75%, up from 61% in the comparable prior year quarter, and equivalent availability factors increased to 85% from 77% in the same quarter of the prior year. Average realized power prices on interchange sales increased to approximately $35 per megawatthour in the second quarter of 2004 from approximately $29 per megawatthour in the second quarter of 2003. Average power prices for the six month periods ended June 30, 2004 and June 30, 2003, were comparable.

     Ameren's fuel and purchased power increased $43 million in the quarter ended June 30, 2004 and $58 million, excluding the additional month of CILCORP, in the six months ended June 30, 2004, compared to the same periods in 2003. This increase in both periods was due to increased power purchases necessitated by the Callaway nuclear plant outage and increased fuel prices. See Operating Expenses and Other Statement of Income Items below for further discussion of the Callaway nuclear plant outage.

UE

     UE's electric margin increased $26 million for the three months and $18 million for the six months ended June 30, 2004, as compared to the same periods in 2003. Favorable weather conditions and organic sales growth increased electric margin in the second quarter and first six months of 2004, as compared to 2003. Residential and commercial sales increased 15% and 7%, respectively, during the second quarter due to the weather and organic growth. The second quarter of 2004 also benefited from increased interchange margins. Interchange margins increased $7 million for the three months ended June 30, 2004 as compared to the same period in 2003. Higher power prices and improved availability of coal-fired plants in the second quarter of 2004 more than offset decreased availability of generation due to the Callaway nuclear plant outage. The first half of 2004 also included an increase in sales of emission credits of $16 million over the prior year primarily resulting from activity in the first quarter of this year. Partially offsetting these increases to margin were rate reductions resulting from the 2002 Missouri electric rate case settlement mentioned above. Lower power prices during the first quarter of 2004 than the strong first quarter of 2003 primarily contributed to a decrease in interchange margin for the six month period ended June 30, 2004.

     Fuel and purchased power increased $16 million in the second quarter and $17 million for the first six months of 2004. Purchased power increased due to the Callaway outage during the second quarter of 2004 as well as an unplanned outage during the first quarter of 2004. The increase in fuel costs in 2004 was principally due to weather-driven demand and increased utilization of UE's coal-fired plants due to outages at the Callaway plant as well as higher fuel prices.

CIPS

     CIPS' electric margin increased $5 million for the three months and $6 million for the six months ended June 30, 2004, compared to the same periods in 2003. Increases in electric margin for the three and six month periods in 2004 were primarily attributable to organic sales growth. Residential and commercial sales increased 18% and 3%, respectively, during the second quarter due to organic growth and favorable weather conditions.

Genco

     Genco's electric margin increased $17 million for the three months and $23 million in the six months ended June 30, 2004, as compared to the same periods in 2003. Increases in electric margin were primarily attributable to an increase in wholesale margins due to sales to new customers coupled with increased use of lower cost generation available as a result of fewer power plant outages in 2004. The increase in wholesale margin was in addition to an increase in interchange margins principally due to higher power prices in the second quarter of 2004. Interchange margins increased $4 million for the three months ended June 30, 2004, primarily due to higher power prices. However, lower power prices during the first quarter of 2004, as compared to the strong first quarter of 2003, resulted in interchange margins being comparable for the six months ended June 30, 2004 to the same period in the prior year.

CILCORP and CILCO

     Electric margin decreased $4 million at CILCORP and $5 million at CILCO for the three months ended June 30, 2004, and decreased $12 million at both CILCORP and CILCO for the six months ended June 30, 2004, as compared to the same periods in 2003. Decreases in electric margin were primarily attributable to reduced revenues of approximately $85 million due to two large CILCO industrial customers switching to Marketing Company in July and October 2003 and transfers of other non rate-regulated customers to Marketing Company, partially offset by favorable weather conditions. Fuel and purchased power also decreased for the three months and six months ended June 30, 2004, due to customer switching within the Ameren Companies.

Gas Operations

     The following table presents the favorable variations in gas margins, defined as gas revenues less gas purchased for resale, for the three months and six months ended June 30, 2004, from the comparable periods in 2003. We consider gas margin to be a useful measure to analyze the change in profitability of our gas operations between periods and have included the table below as a complement to our financial information provided in accordance with GAAP. However, gas margin may not be a presentation defined under GAAP and may not be comparable to other companies or more useful than the GAAP information we are providing.

   ===================================================================================================================
                                                              Three Months                      Six Months
   -------------------------------------------------------------------------------------------------------------------
   Ameren(a).......................................            $       9                       $      28
   UE..............................................                    4                               6
   CIPS............................................                    -                               5
   Genco...........................................                    -                               -
   CILCORP(b)......................................                    4                               4
   CILCO...........................................                    4                               2
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) Includes predecessor information for January 2003. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     Gas margins at Ameren, UE, CIPS, CILCORP and CILCO increased during the six months ended June 30, 2004, primarily due to delivery rate increases, partially offset by milder winter weather conditions. Ameren's margin also increased $13 million due to the additional month of CILCORP results in the current year. Excluding the additional month of CILCORP in the current year, Ameren's sales were down 4% for the six months ended June 30, 2004 as a result of the mild winter weather conditions.

     Increases in the three month period ended June 30, 2004, were due primarily to rate increases. The following table presents the effect of gas delivery rate increases on revenues for the three months and six months ended June 30, 2004, from the comparable periods in 2003:

   ===================================================================================================================
                                                              Three Months                      Six Months
   -------------------------------------------------------------------------------------------------------------------
   Ameren..........................................            $       6                       $      15
   UE..............................................                    3                               6
   CIPS............................................                    1                               5
   Genco...........................................                    -                               -
   CILCORP.........................................                    2                               4
   CILCO...........................................                    2                               4
   ===================================================================================================================

Operating Expenses and Other Statement of Income Items

     The following table presents the favorable (unfavorable) variations in operating and other expenses for the three months and six months ended June 30, 2004, from the comparable period in 2003:

   ===================================================================================================================
                                              Ameren(a)       UE       CIPS      Genco       CILCORP(b)      CILCO
   ------------------------------------------------------------------------------------------------------------------
                   Three Months
      Other operations and maintenance....... $   (36)     $  (20)    $   3    $   (9)       $   (12)       $   (9)
      Depreciation and amortization..........       -          (3)        -         -              5             3
      Taxes other than income taxes..........       3          (2)        2         -              4             3
      Other income and deductions............       2          (6)       (1)        -              -            (1)
      Interest...............................       3           -         1         1             (3)            1
      Income taxes...........................       7           3        (5)       (2)             2             2
   -------------------------------------------------------------------------------------------------------------------
                    Six Months
      Other operations and maintenance....... $   (50)     $  (28)    $   8    $   (6)       $   (19)       $  (15)
      Depreciation and amortization..........      (6)         (5)        -        (1)             9             5
      Taxes other than income taxes..........       1          (4)        2         2              7             7
      Other income and deductions............       6          (2)        -        (1)            (1)           (2)
      Interest...............................       5           -         2         4             (1)            3
      Income taxes...........................       -           7       (10)       (6)             5             5
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003. Includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b)  Includes  predecessor  information for January 2003.

Other Operations and Maintenance

     Ameren's other operations and maintenance expenses increased $36 million for the three months and $50 million for the six months ended June 30, 2004, as compared to the same periods in 2003. Excluding the additional month of CILCORP results in the current year of $15 million, expenses increased $35 million for the six months ended June 30, 2004.

     Expenses at Ameren and UE increased primarily due to increased power plant maintenance expenses as a result of the outage at UE's Callaway nuclear plant during the second quarter of 2004. The outage lasted 64 days and resulted in incremental maintenance costs of approximately $40 million. Refueling outages occur approximately every 18 months and typically include the replacement of fuel and the performance of maintenance and inspections. The last refueling outage occurred in the fall of 2002. In addition to the Callaway outage expenses, employee benefit costs were higher at Ameren during both the quarter and the six months ended June 30, 2004. The adoption in the second quarter of 2004, retroactive to January 1, 2004, of FASB Staff Position SFAS No. 106-2 resulted in the recognition of nontaxable federal subsidies expected to be provided under the Medicare Prescription Drug, Improvement and Modernization Act, which partially offset employee benefit cost increases in the second quarter of 2004. See Note 1 - Summary of Significant Accounting Policies and
Note 12 - Pension and Other Postretirement Benefits to our financial statements under Part I, Item 1 of this report for further information. UE's employee benefit costs decreased for the second quarter of 2004 as a result of the recording of the subsidy and were comparable to the prior year amounts for the six months ended June 30, 2004. Ameren, UE and CIPS benefited during the second quarter of 2004 from the refund to UE, referenced above, of previously paid exit fees upon its re-entry into the Midwest ISO.

     CIPS' other operations and maintenance expenses decreased in the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to CIPS' portion of the Midwest ISO exit fee refund.

     Genco's, CILCORP's and CILCO's other operations and maintenance expenses increased in the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to higher employee benefit costs.

Depreciation and Amortization

     Ameren's depreciation and amortization expenses were comparable to the prior year for the three months and six months ended June 30, 2004, excluding the additional month of CILCORP expenses in the current year ($6 million). Depreciation and amortization expenses at CIPS and Genco were also comparable in the second quarter and first six months of 2004 to the same periods in 2003.

     UE's depreciation and amortization expenses increased in the second quarter and for the first six months of 2004, as compared to the same periods in 2003, primarily due to capital additions.

     Depreciation and amortization expenses at CILCORP and CILCO decreased in the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to property retirements exceeding capital additions.

Taxes Other Than Income Taxes

     Taxes other than income taxes decreased at Ameren and CIPS in the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to decreased property taxes.

     UE's taxes other than income taxes increased in the three months and six months ended June 30, 2004, as compared to the same periods in 2003, primarily due to higher gross receipts taxes as a result of increased utility sales in 2004.

     Genco's taxes other than income taxes decreased in the first six months of 2004, as compared to 2003, primarily due to favorable property tax assessments in the current year. Taxes other than income taxes for the second quarter of 2004 were comparable to the same period in the prior year.

     Taxes other than income taxes decreased at CILCORP and CILCO in the second quarter and first six months ended June 30, 2004, as compared to 2003, primarily due to reduced gross receipts taxes as a result of customers switching to Marketing Company.

Other Income and Deductions

     Ameren's other income and deductions increased in the second quarter and first six months of 2004, as compared to the same periods in 2003, primarily due to increased interest income as a result of investing the proceeds from the February 2004 equity offering.

     Other income and deductions at UE decreased in the second quarter and first six months of 2004, as compared to the same periods in 2003, primarily due to a net decrease in earnings from UE's ownership interest in EEI and donations made in 2004.

     Other income and deductions at CIPS, Genco, CILCORP and CILCO were comparable in the second quarter and first six months of 2004 to the same periods in 2003.

Interest

     Interest expense decreased at Ameren in the second quarter and first six months of 2004, as compared to the same periods in 2003, primarily due to the redemption of Ameren floating rate notes at the end of 2003, as well as redemptions of long-term debt during 2003 at its subsidiaries as noted below.

     Interest expense decreased at CIPS in the second quarter and first six months of 2004, as compared to the same periods of 2003, primarily due to the maturity or redemption of first mortgage bonds in the second quarter of 2003.

     Genco's interest expense was reduced in the second quarter and first six months of 2004, as compared to the same periods of 2003, primarily due to a reduction in principal amounts outstanding on intercompany promissory notes to CIPS and Ameren along with decreased borrowings from Ameren's non state-regulated subsidiary money pool.

     Interest expense decreased at CILCO in the second quarter and first six months of 2004, as compared to the same periods of 2003, primarily due to the redemption of long-term debt in the second quarter of 2003 and the first quarter of 2004.

     Interest expense increased at CILCORP in the second quarter and first six months of 2004 due to increased non state-regulated subsidiary money pool borrowings, partially offset by redemptions of debt at CILCO and repurchases of CILCORP debt.

     UE's interest expense was comparable in the second quarter and first six months of 2004 to the same periods in 2003.

Income Taxes

     Income tax expense was flat at Ameren for the first six months of 2004, as compared to the same period in 2003. Higher pre-tax income was offset by a lower effective tax rate at Ameren for the second quarter of 2004, as compared to the same period in 2003, primarily due to the recording of the expected nontaxable federal Medicare subsidy in the second quarter of 2004 and the exercising of stock options by our employees in the first six months of 2004, which resulted in lower taxable income, but no income statement expense.

     Income tax expense increased at CIPS and Genco in the second quarter and first six months of 2004, as compared to the same periods in 2003, primarily due to higher pre-tax income. Income tax expense decreased at UE, CILCORP and CILCO primarily due to lower pre-tax income in 2004. UE's effective tax rate was also impacted by the recording of the expected nontaxable federal Medicare subsidy.

LIQUIDITY AND CAPITAL RESOURCES

     The tariff-based gross margins of Ameren's rate-regulated utility operating companies continue to be the principal source of cash from operating activities for Ameren and its rate-regulated subsidiaries. A diversified retail customer mix of primarily rate-regulated residential, commercial and industrial classes and a commodity mix of gas and electric service provide a reasonably predictable source of cash flows. In addition, we plan to utilize short-term debt to support normal operations and other capital requirements.

     The following table presents net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2004 and 2003:


   ===================================================================================================================
                         Net Cash Provided By             Net Cash Provided By             Net Cash Provided By
                               (Used In)                        (Used In)                        (Used In)
                         Operating Activities             Investing Activities             Financing Activities
   -------------------------------------------------------------------------------------------------------------------
                      2004       2003     Variance     2004      2003    Variance      2004       2003     Variance
                    --------------------------------------------------------------------------------------------------
   Ameren(a)........ $  436    $   43       $    6   $  (367)  $  (816)    $  449     $  331    $  (141)     $   472
   UE...............    278       238           40      (258)     (225)       (33)       (20)        (1)         (19)
   CIPS.............     62        57            5        28        40        (12)      (103)       (96)          (7)
   Genco............     82       126          (44)      (28)      (31)         3        (56)       (90)          34
   CILCORP(b).......    103        50           53       (69)      (51)       (18)       (40)         -          (40)
   CILCO............     94        73           21       (72)      (53)       (19)       (27)       (34)           7
   ===================================================================================================================

(a) Excludes amounts for CILCORP and CILCO prior to the acquisition date of January 31, 2003; includes amounts for non-registrant Ameren subsidiaries as well as intercompany eliminations.
(b) 2003 amounts include January 2003 predecessor information. CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


Cash Flows from Operating Activities

     Cash flows provided by operating activities increased for all Ameren Companies, except Genco, for the six months ended June 30, 2004, as compared to the same period in 2003. The increase in cash flows provided by operating activities for Ameren was due to increased earnings resulting from warmer weather in the second quarter of 2004 compared to the same period in 2003, stronger power prices that benefited interchange margins, solid organic growth in Ameren's service territory, partially offset by costs of the Callaway refueling outage. Ameren's and UE's cash flows from operating activities also increased due to $18 million of cash received in the first six months of 2004 related to UE's settlement of a dispute over mine reclamation issues with a coal supplier. In addition, Ameren operating cash flows benefited in 2004 by $18 million (UE - $13 million, CIPS - $5 million) from a refund of exit fees for costs incurred related to entering an RTO and $8 million from the return of other amounts (UE - $4 million, CIPS - $2 million).

     Increases in cash flows from operating activities in the first six months of 2004, compared to the same period in 2003, were partially offset by a net use of cash for changes in working capital requirements. Significant uses of cash for the period ended June 30, 2004, compared to 2003, included higher accounts receivables in the current period due to warmer weather in the first six months of 2004 compared to 2003 and lower accounts payable due to reduced days outstanding. The net cash used for working capital requirements was partially offset by lower income taxes paid due to timing differences and decreased materials and supplies inventories resulting from decreased natural gas volumes being put into storage during the winter injection period.

     Cash flows from operating activities increased for UE, CILCORP and CILCO for the six months ended June 30, 2004, compared to the same period in 2003, primarily due to the working capital changes, partially offset by decreased net earnings. UE's cash from operating activities also benefited from the timing of income tax payments and the Midwest ISO refund. CIPS' cash flows from operating activities increased for the first six months of 2004, compared to the same period in 2003, principally due to increased earnings associated with lower purchased power costs and the Midwest ISO exit fee refund. These benefits were partially offset by working capital changes principally due to reduced taxes paid due to the timing of payments and increased accounts receivable in 2004. Genco's cash flows from operating activities decreased in the first six months of 2004, compared to the same period in 2003, due to working capital changes primarily resulting from reduced taxes paid in the six months ended June 30, 2004, compared to the same period in the prior year.

Cash Flows from Investing Activities

     Cash flows from investing activities increased for Ameren and Genco and decreased for UE, CIPS, CILCORP and CILCO for the six months ended June 30, 2004 as compared to the same period in 2003. Ameren's decrease in cash used in investing activities was primarily due to $489 million in cash paid for the acquisitions of CILCORP and Medina Valley in early 2003. Excluding the acquisition costs described above, Ameren's cash flows used in investing activities increased by approximately $40 million for the six months ended June 30, 2004 compared to the same period in 2003. The increase in investing activities for Ameren was principally due to higher construction expenditures at UE, CILCORP and CILCO. UE's construction expenditures for the six months ended June 30, 2004 primarily included upgrades and replacement of condenser bundles and low pressure rotor equipment related to the refueling outage in the second quarter of 2004 at UE's Callaway nuclear plant. In addition, UE's construction expenditures included upgrades at UE's various other power plants and additional construction expenditures for new transmission and distribution lines. CILCORP's and CILCO's construction expenditures were primarily related to power plant upgrades that were made in order for CILCO's non rate-regulated subsidiary, AERG, to have more flexibility in fuel supply for power generation in the future. Cash flows provided by investing activities for CIPS decreased for the six months ended June 30, 2004, compared to the same period in 2003, primarily due to lower cash receipts related to CIPS' intercompany note receivable with Genco in the first six months of 2004, which totaled $49 million compared to $62 million in the first six months of 2003. Genco's decrease in cash flows used in investing activities primarily resulted from reduced construction expenditures in the first six months of 2004 compared to the same period in 2003. Genco's construction expenditures in 2004 included costs primarily associated with the replacement of a turbine generator at one of its power plants.

     We continually review our generation portfolio and expected electrical needs, and as a result, we could modify our plan for generation capacity, which could include the timing of when certain assets will be added to, or removed from, our portfolio, the type of generation asset technology that will be employed, or whether capacity may be purchased, among other things. Any changes that we plan to make for future generating needs could result in significant capital expenditures or losses being incurred, which could be material.

Cash Flows from Financing Activities

Ameren

     Ameren's cash flows from financing activities increased for the six months ended June 30, 2004, as compared to the same period in 2003. In February 2004, Ameren received net proceeds of $853 million from the issuance of 19.1 million common shares. The proceeds are ultimately expected to be utilized to pay the cash portion of the purchase price for Ameren's acquisition of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay related premiums. During the first six months of 2004, these proceeds were indirectly used to repay a $100 million bank term loan at CILCO, repay short term debt of approximately $181 million, and invested in short-term investments. The common stock proceeds received in the first quarter of 2003 were used to fund a portion of the acquisitions of CILCORP in January 2003 and Medina Valley in February 2003. See Note 2 - Acquisitions to our financial statements under Part I, Item 1 of this report for further explanation. In addition, Ameren's increase in cash flows from financing activities was due to the decrease in redemptions, repurchases and maturities of long-term debt totaling $260 million in the first six months of 2004 compared to $420 million in the same period in 2003.

     The increase in cash flows from financing activities at Ameren described above was partially offset by an increase in the redemptions, repurchases and maturities of short-term debt, as well as the termination of UE's nuclear fuel lease, totaling $193 million in the first six months of 2004, compared to $111 million in the same period in 2003. Due to the increase in number of common shares outstanding, Ameren's dividend payments on common stock increased during the six months ended June 30, 2004, compared to the same period in 2003, which also caused a decrease in Ameren's cash flows from financing activities.

UE

     UE's cash flows from financing activities decreased for the six months ended June 30, 2004, as compared to the same period in 2003. In 2004, cash provided by borrowings from the utility money pool arrangement of $342 million was partially offset by the $217 million of cash used for repurchases of short-term debt and the nuclear fuel lease termination payment. The lease agreement, which was scheduled to expire on August 31, 2031, provided for the financing of a portion of UE's nuclear fuel that was processed for use or was consumed at UE's Callaway nuclear plant.

CIPS

     CIPS' cash flows from financing activities decreased for the six months ended June 30, 2004, principally due to $74 million of repayments to the utility money pool arrangement in 2004 compared to $39 million of borrowings from the money pool arrangement in 2003. The net decrease in cash provided by the money pool arrangement in 2004 was partially offset by a decrease in redemptions of long-term debt in the first six months of 2004, compared to same period in 2003, and reduced dividend contributions to Ameren, which totaled $28 million in the first six months of 2004, compared to $39 million in the same period of 2003.

Genco

     Genco's cash flows from financing activities increased for the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to borrowings from the non state-regulated subsidiary money pool arrangement that totaled $32 million in 2004 compared to repayments to the money pool arrangement of $37 million in 2003. The increase in cash flows was offset by an increase in dividends paid to Ameren, which totaled $35 million in 2004 compared to $2 million in 2003.

     Genco has affiliate notes payable of $324 million and $34 million to CIPS and Ameren, respectively, which, by their current terms, have final payments of principal and interest due on May 1, 2005. The note payable to CIPS was issued in conjunction with the transfer of its electric generating assets and related liabilities to Genco. Genco and CIPS expect to renew or modify the CIPS note to extend the principal maturity, which could include continued amortization of the principal amount. However, such extension could require regulatory approval. Genco and Ameren are currently evaluating various alternatives with respect to the note payable to Ameren. In the event the maturities of these notes are not extended or restructured, Genco may need to access other financing sources to meet the maturity obligation to the extent it does not have cash available from its operating cash flows. Such sources of financing could include borrowings under the non state-regulated subsidiary money pool, or infusion of equity capital or new direct borrowings from Ameren, all subject to applicable regulatory financing authorizations and provisions in Genco's borrowing agreements.

CILCORP

     CILCORP's cash flows from financing activities decreased for the six months ended June 30, 2004, as compared to the same period in 2003. The decrease was primarily due to an increase in repurchases of long-term debt. Borrowings from the non state-regulated subsidiary money pool arrangement that totaled $87 million in 2004 were the primary source of funds for the repurchase of CILCO's $100 million secured bank term loan. Dividends of $18 million in 2004 also contributed to the increase in cash used by financing activities in 2004 compared to 2003.

CILCO

     CILCO's cash flows from financing activities increased for the six months ended June 30, 2004, as compared to the same period in 2003, primarily due to reduced redemptions and repurchases of short-term debt and reduced dividend contributions made to CILCORP in 2004 compared to 2003. CILCO's increase in cash flows from financing activities was offset by reduced borrowings from the utility money pool arrangement in 2004 compared to the same period in 2003. The proceeds received by CILCO from the money pool arrangement along with available cash in the first quarter of 2004 were used to repay CILCO's $100 million bank term loan facility.

Short-term Borrowings and Liquidity

     Short-term borrowings consist of commercial paper issuances and bank line of credit drawings with maturities generally within 1 to 45 days. As of June 30, 2004, Ameren had short-term borrowings totaling $35 million, of which $32 million was borrowed at EEI. The average short-term borrowings at EEI were $10 million for the six months ended June 30, 2004, with a weighted-average interest rate of 1.7%. Peak short-term borrowings for EEI were $44 million for the six months ended June 30, 2004, with a weighted-average interest rate of 1.7%. CIPS, Genco, CILCORP and CILCO had no short-term borrowings as of June 30, 2004 and December 31, 2003. At December 31, 2003, Ameren and

UE were the only Ameren Companies that had short-term borrowings outstanding, which totaled $161 million and $150 million, respectively.

     In July 2004, Ameren entered into two new credit agreements for $700 million in revolving credit facilities to be used for general corporate purposes, including support of Ameren and UE commercial paper programs. The $700 million in new facilities includes a $350 million three-year revolving credit facility and a $350 million five-year revolving credit facility. These new credit facilities replaced Ameren's existing $235 million 364-day revolving credit facility, which matured in July 2004, and a $130 million multi-year revolving credit facility, which would have matured in July 2005. An existing Ameren $235 million multi-year revolving credit facility, which matures in July 2006, remains outstanding and available.

     At July 31, 2004, certain of the Ameren Companies had committed bank credit facilities that totaled $1.2 billion, all of which were available for use by UE, CIPS, CILCO and Ameren Services through a utility money pool arrangement. In addition, $935 million of the $1.2 billion was available for use by Ameren directly and most of the non rate-regulated affiliates including, but not limited to, Resources Company, Genco, Marketing Company, AFS, AERG and Ameren Energy, through a non state-regulated subsidiary money pool agreement. We have money pool agreements with and among our subsidiaries to coordinate and provide for certain short-term cash and working capital requirements. Separate money pools are maintained between rate-regulated and non rate-regulated businesses. See Note 8 - Related Party Transactions to our financial statements under Part I, Item 1 of this report for a detailed explanation of the money pool arrangements. The committed bank credit facilities are used to support our commercial paper programs under which there were no amounts outstanding at June 30, 2004 (December 31, 2003 - $150 million). Access to our credit facilities for any of Ameren's subsidiaries is subject to reduction based on use by affiliates.

     The following table presents the various committed credit facilities of the Ameren Companies and EEI as of July 31, 2004:


   ===================================================================================================================
             Credit Facility                    Expiration            Amount Committed           Amount Available
   -------------------------------------------------------------------------------------------------------------------
   Ameren:(a)
       Multi-year revolving............          July 2006              $      235                 $    235
       Multi-year revolving............          July 2007                     350                      350
       Multi-year revolving............          July 2009                     350                      350
   -------------------------------------------------------------------------------------------------------------------
   UE:
       Various 364-day revolving.......      through July 2005                 154                      154
   -------------------------------------------------------------------------------------------------------------------
   CIPS:
      Two 364-day revolving............      through July 2005                  15                       15
   -------------------------------------------------------------------------------------------------------------------
   CILCO:
       Three 364-day revolving.........      through June 2005                  60                       60
   -------------------------------------------------------------------------------------------------------------------
   EEI:
       Two bank credit facilities......      through June 2005                  45                       17
   -------------------------------------------------------------------------------------------------------------------
         Total ........................                                 $    1,209                 $  1,181
   ===================================================================================================================

(a) CILCORP and Genco may access the credit facilities through intercompany borrowing arrangements.

     In addition to committed credit facilities, a further source of liquidity for the Ameren Companies is available cash and cash equivalents.

     Ameren and UE are authorized by the SEC under PUHCA to have up to an aggregate of $1.5 billion and $1 billion, respectively, of short-term unsecured debt instruments outstanding at any time. In addition, CIPS, CILCORP and CILCO each have PUHCA authority to have up to an aggregate of $250 million each of short-term unsecured debt instruments outstanding at any time. Genco is authorized by the FERC to have up to $300 million of short-term debt outstanding at any time.

Long-term Debt and Equity

     The following table presents the issuances of common stock and the issuances, redemptions, repurchases and maturities of long-term debt for the six months ended June 30, 2004 and 2003. For additional information related to the terms and uses of these issuances and the sources of funds and terms for the redemptions, see Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1 of this report.


   =====================================================================================================================

                                                                                                      Six Months
                                                                                                    Ended June 30,
                                                                 Month Issued, Redeemed,      --------------------------
                                                                  Repurchased or Matured         2004          2003
   ---------------------------------------------------------------------------------------------------------------------
   Issuances
   Long-term debt
   UE:
       5.50% Senior secured notes due 2014..................               May                $   104        $    -
       4.75% Senior secured notes due 2015..................              April                     -           114
       5.50% Senior secured notes due 2034..................              March                     -           184
   ---------------------------------------------------------------------------------------------------------------------
   Total Ameren long-term debt issuances....................                                  $   104        $  298
   ---------------------------------------------------------------------------------------------------------------------
   Common stock
   Ameren:
       6,325,000 Shares at $40.50...........................             January              $     -        $  256
       19,063,181 Shares at $45.90..........................             February                 875             -
       DRPlus and 401(k)(a).................................             Various                   60            52
   ----------------------------------------------------------------------------------------------------------------------
   Total Ameren common stock issuances......................                                  $   935        $  308
   ----------------------------------------------------------------------------------------------------------------------
   Total Ameren long-term debt and common stock issuances...                                  $ 1,039        $  606
   ======================================================================================================================
   Redemptions, Repurchases and Maturities
   Long-term debt
   UE:
       7.00% First mortgage bonds due 2024..................               June               $   100        $    -
       81/4% First mortgage bonds due 2022..................               April                    -           104
       8.00% First mortgage bonds due 2022..................               May                      -            85
   CIPS:
       6.99% Series 97-1 first mortgage bonds due 2003......              March               $     -        $    5
       6 3/8% Series Z first mortgage bonds due 2003........              April                     -            40
       7 1/2% Series X first mortgage bonds due 2003........              April                     -            50
   CILCORP:
       9.375% Senior bonds due 2029.........................               May                     20             -
   CILCO:
       Secured bank term loan...............................             February                 100             -
       6.82% First mortgage bonds due 2003..................             February                   -            25
       8.20% First mortgage bonds due 2022..................              April                     -            65
       7.80% Two series of first mortgage bonds due 2023....              April                     -            10
   EEI:
       2000 Bank term loan, 7.61% due 2004..................               June                    40             -
   Medina Valley:
       Secured term loan due 2019...........................               June                     -            36
   ----------------------------------------------------------------------------------------------------------------------
        Total Ameren long-term debt redemptions,
           repurchases and maturities.......................                                  $   260        $  420
   ======================================================================================================================

(a) Includes issuances of common stock of 1.2 million shares in the first six months of 2004 and 1.3 million shares in the first six months of 2003 under our DRPlus and in connection with our 401(k) plans.

Ameren

     In June 2004, the SEC declared effective a Form S-3 shelf registration statement filed by Ameren covering the offering from time to time of up to $2 billion of various forms of securities including long-term debt, trust preferred securities and equity securities. In July 2004, Ameren issued, pursuant to the June 2004 Form S-3 shelf registration statement, 10.9 million shares of its common stock at $42.00 per share for net proceeds of $445 million. The proceeds from these offerings are expected to provide funds required to pay the cash portion of the purchase price for our pending acquisition of Illinois Power and Dynegy's 20 percent interest in EEI, and to reduce Illinois Power debt, assumed as a part of this transaction, and pay related premiums. Pending such use, and/or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and/or repurchase securities of Ameren or its subsidiaries. A portion of the net proceeds may also be temporarily invested in short-term instruments. See Note 2
- Acquisitions to our financial statements under Part I, Item 1 of this report for further information.

     In March 2004, the SEC declared effective a Form S-3 registration statement filed by Ameren in February 2004, authorizing the offering of six million additional shares of its common stock under DRPlus. Shares of common stock sold under the DRPlus are, at Ameren's option, newly issued shares or treasury shares, or shares purchased in the open market or in privately negotiated transactions. Ameren is currently selling newly issued shares of its common stock under DRPlus. For the six months ended June 30, 2004, Ameren received net proceeds of approximately $60 million from the issuance of approximately 1.2 million new common shares under its DRPlus and its 401(k) plans to be used for general corporate purposes.

UE

     UE issued securities totaling $104 million in 2004, pursuant to the September 2003 Form S-3 shelf registration statement with the amount of securities remaining available for issuance at June 30, 2004, totaling $696 million.

Indebtedness Provisions, Other Covenants and Off Balance Sheet Arrangements

     See  Note  4  -  Short-term  Borrowings  and  Liquidity  to  our  financial statements under Part I, Item 1 of this report for a discussion of the indebtedness provisions contained in certain of the Ameren Companies' bank credit facilities. Also see Note 5 - Long-term Debt and Equity Financings to our financial statements under Part I, Item 1 of this report for a discussion of off-balance sheet arrangements and of the covenants and provisions contained in certain of the Ameren Companies' indenture agreements and Articles of Incorporation.

     At June 30, 2004, the Ameren Companies and EEI were in compliance with the provisions and covenants of their credit agreements, indentures and Articles of Incorporation.

     We rely on our short-term and long-term capital markets as a significant source of funding for capital requirements not satisfied by our operating cash flows. Our inability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets, could negatively impact our ability to maintain or grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected. All of the Ameren Companies expect to fund maturities of long-term debt and contractual obligations through a combination of cash flow from operations and external financing.

Dividends

     The amount and timing of dividends payable on Ameren's common stock are within the sole discretion of Ameren's Board of Directors. Ameren's Board of Directors has not set specific targets or payout parameters when declaring common stock dividends. However, the Board considers various issues including Ameren's historic earnings and cash flow, projected earnings, cash flow and potential cash flow requirements, dividend payout rates at other utilities, return on investments with similar risk characteristics and overall business considerations. Dividends paid by Ameren to stockholders during the first six months of 2004 totaled $232 million or $1.27 per share (2003 - $205 million or $1.27 per share).

     UE's Board of Directors' declared quarterly preferred stock dividends totaling $1 million payable August 15, 2004, to shareholders of record on July 20, 2004. CIPS' Board of Directors' declared quarterly preferred stock dividends in the amount of $1 million payable September 30, 2004, to shareholders of record on September 15, 2004. CILCO's Board of Directors' declared quarterly preferred stock dividends totaling $1 million, which was paid on July 1, 2004, to shareholders of record on June 4, 2004.

     Certain of our financial agreements and corporate organizational documents contain covenants and conditions that, among other things, provide restrictions on the Ameren Companies' payment of dividends. Ameren would experience restrictions on dividend payments if it were to defer contract adjustment payments on its equity security units. UE would experience restrictions on dividend payments if it were to extend or defer interest payments on its subordinated debentures. CIPS has provisions restricting dividend payments based on ratios of common stock to total capitalization along with provisions related to certain operating expenses and accumulations of earned surplus. Genco's indenture includes restrictions which prohibit making any dividend payments if debt service coverage ratios are below a defined threshold. CILCORP has restrictions in the event leverage ratio and interest coverage ratio thresholds are not met or if CILCORP's senior long-term debt does not have specified ratings as described in its indenture. CILCO has restrictions on dividend payments relative to the ratio of its balance of retained earnings to the annual dividend requirement on its preferred stock and amounts to be set aside for any sinking fund retirement of its 5.85% Series preferred stock.

     The following table presents dividends paid directly or indirectly to Ameren by its subsidiaries for the six months ended June 30, 2004 and 2003:


   ===================================================================================================================
                                                                                  Six Months Ended June 30,
   -------------------------------------------------------------------------------------------------------------------
                                                                                  2004                 2003
                                                                                  ----                 ----
   UE..................................................................      $     145            $     165
   CIPS................................................................             28                   39
   Genco...............................................................             35                    2
   CILCORP (parent company only)(a)....................................              -                  (22)
   CILCO...............................................................             10                   22
   Non-registrants.....................................................             14                   (1)
   -------------------------------------------------------------------------------------------------------------------
   Dividends paid to Ameren............................................      $     232            $     205
   ===================================================================================================================

(a)  Indicates funds retained from CILCO dividend.

Credit Ratings

     On July 30, 2004, Standard & Poor's Ratings Services affirmed its A-long-term corporate credit ratings on Ameren, UE, CIPS, Genco, CILCORP and CILCO and removed the ratings from CreditWatch with negative implications. The A-2 short-term credit for Ameren and UE were not on CreditWatch. The outlook is negative for the long-term ratings.

     On July 8, 2004, Moody's confirmed Ameren's A3 senior unsecured debt and bank loan ratings along with its A3 issuer rating. Moody's rating outlook for these ratings was stable. This rating action concluded the review of Ameren's long-term ratings that was initiated on February 4, 2004 in connection with Ameren's agreement to purchase Illinois Power from Dynegy. Ameren's Prime-2 rating for short term debt, including commercial paper, was not under review, and was affirmed.

     Any adverse change in the Ameren Companies' credit ratings may reduce their access to capital and/or increase the costs of borrowings resulting in a negative impact on earnings. At June 30, 2004, if the Ameren Companies were to receive a sub-investment grade rating (less than BBB- or Baa3), Ameren, UE, CIPS, Genco, CILCORP and CILCO could have been required to post collateral for certain trade obligations amounting to $65 million, $29 million, $1 million, $6 million, $2 million and $2 million, respectively. In addition, the cost of borrowing under our credit facilities would increase or decrease based on credit ratings. A credit rating is not a recommendation to buy, sell or hold securities and should be evaluated independently of any other rating. Ratings are subject to revision or withdrawal at any time by the assigning rating organization.


OUTLOOK

     We expect the following industry-wide trends and company-specific issues to impact earnings in 2004 and beyond:

o Economic conditions, which principally impact native load demand, particularly from our industrial customers, were weak for the past few years, but improved in 2003 and early 2004.
o Ameren, UE and CIPS have historically achieved weather-adjusted growth in their native electric residential and commercial load of approximately 2% per year and expect this trend to continue for at least the next few years.
o Electric rates in UE's, CIPS' and CILCO's Illinois service territories are legislatively fixed through January 1, 2007. An electric rate case settlement in UE's Missouri service territory has resulted in annual reductions of $50 million, $30 million and $30 million on April 1, 2002, April 1, 2003, and April 1, 2004, respectively. In addition, electric rates in Missouri cannot change prior to July 1, 2006, subject to certain exclusions outlined in UE's rate settlement.

o The ICC is currently conducting workshops seeking input from interested parties on the framework for retail rate determination and the framework for generation procurement by customers after the current Illinois rate freeze ends in 2006. We believe the ICC will make a final decision on these matters in 2005.
o Power prices in the Midwest impact the amount of revenues UE, Genco and CILCO can generate by marketing any excess power into the interchange markets. Power prices in the Midwest also impact the cost of power we purchase in the interchange markets. There continues to be overcapacity in peaking generation in the Midwest. However, power prices increased in 2004 and 2003 relative to 2002, due in part to higher prices for natural gas.
o Increased expenses associated with rising employee benefit costs and higher insurance and security costs associated with additional measures UE has taken, or may have to take, at its Callaway nuclear plant and other operating plants related to world events.
o UE's Callaway nuclear plant will have a refueling outage in the fall of 2005. Refueling outages occur approximately every 18 months and typically include the replacement of fuel and the performance of maintenance and inspections. Routine refueling outages have historically lasted 30 - 35 days. If inspections discover items requiring additional maintenance, the outage period could be longer, and cost significantly more, than expected. UE's fall 2005 refueling outage is expected to last 70 - 75 days and is expected to be higher in cost due to the installation of new steam generator units.
o In January 2004, the MoPSC approved a settlement with UE authorizing an annual gas delivery rate increase of approximately $13 million, which went into effect on February 15, 2004. The settlement provides that gas delivery rates cannot change prior to July 1, 2006, subject to certain exclusions. In October 2003, the ICC issued orders awarding CILCO an increase in annual gas delivery rates of $9 million and awarding CIPS and UE increases in annual gas delivery rates of $7 million and $2 million, respectively that went into effect in November 2003.
o In the second quarter of 2004, UE received a refund of $13 million and CIPS received a refund of $5 million upon entering the Midwest ISO. These refunds were for fees previously paid to exit the Midwest ISO. However, Ameren, UE and CIPS will incur higher ongoing operation costs and may lose some revenue as a result of participating in the Midwest ISO. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report for additional information.
o Ameren, CILCORP and CILCO expect to realize further CILCORP integration synergies associated with reduced overhead expenses and lower fuel costs.
o Ameren expects the acquisition of Illinois Power to be accretive to earnings in the first two years of ownership based on a variety of assumptions related to power prices, interest rates, expected synergies and regulatory outcomes, among other things. While Ameren has contractually fixed the cash outlays for approximately 70% of Illinois Power's energy supple needs, expectations for Illinois Power earnings remain sensitive to changing energy prices for Illinois Power's entire power supply requirements, and other assumptions. In February 2004, Ameren sold 19.1 million shares of new common stock and in July 2004, sold 10.9 million shares of new Ameren common stock. Proceeds from these sales are expected to ultimately be used to finance the cash portion of the purchase price of Illinois Power and Dynegy's 20% interest in EEI and to reduce Illinois Power debt assumed as part of this transaction and pay any related premiums. However, prior to the closing of the acquisition of Illinois Power, Ameren expects the new common shares to be dilutive to earnings per share.

     In the ordinary course of business, we evaluate strategies to enhance our financial position, results of operations and liquidity. These strategies may include potential acquisitions, divestitures, and opportunities to reduce costs or increase revenues, and other strategic initiatives in order to increase Ameren's shareholder value. We are unable to predict which, if any, of these initiatives will be executed, as well as the impact these initiatives may have on our future financial position, results of operations or liquidity, however the impact could be material.


RISK FACTORS

     Ameren may not be able to complete its acquisition of Illinois Power. If Ameren does not complete the acquisition, dilution to its earnings per share will result unless Ameren is able to otherwise use the proceeds from the common stock it issued in February and July 2004, so as to avoid or mitigate such dilution.

     On February 2, 2004, Ameren entered into an agreement with Dynegy to purchase the stock of Illinois Power and Dynegy's 20% ownership interest in EEI. The total transaction value is approximately $2.3 billion, including the assumption of approximately $1.8 billion of Illinois Power debt and preferred stock. Ameren's financing plan for this transaction includes the issuance of new Ameren common stock. In February 2004, Ameren issued 19.1 million common shares that generated net proceeds of $853 million, and in July 2004, Ameren issued 10.9 million common shares that generated net proceeds of $445 million. Proceeds from these sales are expected to be used to finance the cash portion of the purchase price, to reduce Illinois Power debt assumed as part of this transaction and to pay any related premiums. Pending such use, and /or if the acquisition is not completed, we plan to use the net proceeds to reduce present or future indebtedness and /or repurchase securities of Ameren or our subsidiaries. The acquisition is subject to various regulatory approvals, including the ICC and the SEC and other customary closing conditions. See Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report for information as to the status of these regulatory proceedings. On April 14, 2004, the FCC consented to the transfer of control; on April 30, 2004, the initial 30 calendar day waiting period expired without a request by the FTC or DOJ for additional information or documents under the Hart-Scott-Rodino Act; and in July 2004, the FERC approved the acquisition of Illinois Power and Dynegy's 20% ownership interest in EEI by Ameren. Although Ameren expects to complete the transaction by the end of 2004, it cannot be certain that all of the required approvals will be obtained, or the other closing conditions will be satisfied, within that time frame, if at all, or without terms and conditions that may have a material adverse effect on our operations. Ameren is also relying on the ability of Dynegy to close the sale of Illinois Power when the required approvals are received. If Ameren is unable to complete the acquisition, the issuance of the common stock in February and July 2004, will result in dilution to Ameren's earnings per share unless it is able to otherwise use the proceeds from the common stock it issued, in a manner that will avoid or mitigate such dilution.

     If Ameren is able to complete its acquisition of Illinois Power, Ameren may not be able to successfully integrate it into its other businesses or achieve the benefits it anticipates.

     If Ameren completes the acquisition of Illinois Power, it cannot assure you that it will be able to successfully integrate Illinois Power with its other businesses. The integration of Illinois Power with its other businesses will present significant challenges and, as a result, Ameren may not be able to operate the combined company as effectively as expected. Ameren may also fail to achieve the anticipated benefits of the acquisition as quickly or as cost effectively as anticipated or may not be able to achieve those benefits at all. While Ameren expects that this acquisition will be accretive to earnings per share in the first full year of operation after the transaction is completed, this expectation is based on important assumptions, including assumptions related to expected financing arrangements, interest rates, market prices for power, synergies and regulatory outcomes, which may ultimately be incorrect. As a result, if Ameren is unable to integrate its businesses effectively or achieve the benefits anticipated, our financial position, results of operations and liquidity may be materially adversely affected.

     The electric and gas rates that certain of the Ameren Companies are allowed to charge in Missouri and Illinois are largely set through 2006. This "rate freeze," along with other actions of regulators, can significantly affect our earnings, liquidity and business activities and are largely outside our control.

     The rates that certain of the Ameren Companies are allowed to charge for their services are the single most important item influencing the financial position, results of operations and liquidity of the Ameren Companies. We are highly regulated and the regulation of the rates that we charge our customers is determined, in large part, outside of our control by governmental organizations, including the MoPSC, the ICC and the FERC. Ameren, UE, CIPS, Genco and CILCORP are also subject to regulation by the SEC under the PUHCA. Decisions made by these regulators could have a material impact on our financial position, results of operations and liquidity.

     As a part of the settlement of UE's Missouri electric rate case in 2002, UE is subject to a rate moratorium providing for no changes in its electric rates in Missouri before July 1, 2006, subject to limited statutory and other exceptions. A rate reduction of $30 million went into effect on April 1, 2004, which is the last portion of the $110 million rate reduction included in the stipulation entered into as part of the settlement of the Missouri electric rate case. In addition, as a provision of the Illinois legislation related to the restructuring of the Illinois electric industry, a rate freeze is in effect in Illinois through January 1, 2007. This Illinois legislation also contains a provision requiring that earnings from the Illinois jurisdiction in excess of certain levels be shared equally with UE's, CIPS' and CILCO's Illinois customers through 2006. This Illinois legislation is also applicable to Illinois Power. Furthermore, as part of the settlement of UE's Missouri gas rate case, which was approved by the MoPSC on January 13, 2004, UE agreed to a rate moratorium providing for no changes in its gas delivery rates prior to July 1, 2006, subject to certain exceptions (the increased rates approved as part of the settlement became effective on February 15, 2004). The ICC is currently conducting workshops seeking input from interested parties on the framework for retail rate determination and the framework for generation procurement by customers after the current Illinois rate freeze ends in 2006. We believe the ICC will make a decision on these matters in 2005.

     As a part of the settlement of UE's Missouri electric rate case in 2002, UE also undertook to use commercially reasonable efforts to make critical energy infrastructure investments of $2.25 billion to $2.75 billion from January 1, 2002 through June 30, 2006, including, among other things, the addition of more than 700 megawatts of new generation capacity (240 megawatts of which was added in 2002) and the replacement of steam generators at UE's Callaway nuclear plant. The amount of energy infrastructure investment through June 2006, described in the settlement is consistent with UE's previously disclosed estimate of construction expenditures UE expects to make over the same time period. However, UE's agreement to a rate moratorium will result in these capital expenditures not becoming recoverable in rates, or earning a return, before July 1, 2006. Therefore, UE's undertakings with respect to making energy infrastructure investments and funding new programs, coupled with the rate reductions and rate moratorium described above, could result in increased financing requirements for UE and thus have a material impact on our liquidity.

     The Ameren Companies do not have the benefit of a fuel adjustment clause in either Missouri or Illinois for their electric operations that would allow them to recover increased fuel and power costs from customers. Therefore, to the extent that we have not hedged our fuel and power costs, we are exposed to changes in fuel and power prices to the extent fuel for our electric generating facilities and power must be purchased on the open market in order for us to serve our customers.

     Steps taken and being considered at the federal and state levels continue to change the structure of the electric industry and utility regulation. At the federal level, the FERC has been mandating changes in the regulatory framework in which transmission-owning public utilities, such as UE, CIPS and CILCO operate. In Missouri, where a majority of our retail electric revenues are currently derived, restructuring bills have been introduced in the past, but no legislation has been passed. Based on historical information in Illinois Power's Annual Reports on Form 10-K for the year ended December 31, 2003, upon completion of the acquisition of Illinois Power, over 50% of Ameren's electric revenues will be derived in Illinois. The Illinois Customer Choice Law provides for electric utility restructuring and retail direct access. Retail direct access, which allows customers to choose their electric generation supplier, was first offered to Illinois residential customers on May 1, 2002. Although retail direct access in Illinois has not had a negative effect on Ameren's revenues or liquidity, we expect competitive forces in the electric supply segment of our business to continue to increase.

     The potential negative consequences associated with further electric industry restructuring in our service territories, if it occurs, could be significant and could include the impairment and writedown of certain assets, including generation related plant and net regulatory assets, lower revenues, reduced profit margins and increased costs of capital and operations expenses.

     Increased federal and state environmental regulation could require UE, Genco and CILCO to incur large capital expenditures and increase operating costs.

     Approximately 65% of Ameren's generating capacity is coal-fired. The balance is nuclear, gas-fired, hydro and oil-fired. The EPA has recently issued proposed regulations with respect to SO2, NOx and mercury emissions from coal-fired power plants. These new rules, if adopted, would require significant additional reductions in these emissions from our power plants in phases, beginning in 2010. The rules are currently under a public review and comment period, and may change before being issued as final late in 2004 or early 2005. Preliminary estimates of capital costs based on current technology on the Ameren systems to comply with the SO2 and NOx rules, as proposed, range from $400 million to $600 million by 2010, with an additional $500 million to $800 million by 2015. The proposed mercury regulations contain a number of options and the final control requirements are highly uncertain. Ameren anticipates additional capital costs to comply with the mercury rules could range from $300 million to $500 million by 2010, with UE incurring approximately half of the costs and Genco incurring most of the remaining costs. Depending upon the final mercury rules, additional amounts could be required to comply with mercury rules by 2018.

     In addition, Illinois has developed a NOx control regulation for utility generating plant boilers consistent with an EPA program aimed at reducing ozone levels in the eastern United States. In February 2002, the EPA proposed similar rules for Missouri. Ameren currently estimates that the remaining capital expenditures could range from $210 million to

$250 million between 2004 and 2008 in order to comply with the final NOx regulations in Missouri and Illinois. This estimate includes the assumption that these rules will require the installation of selective catalytic reduction technology on some units, as well as additional controls.

     We are unable to predict the ultimate effect of any new environmental regulations, guidelines, enforcement initiatives or legislation on our financial position, results of operations or liquidity. Any of these factors would add significant pollution control costs to UE's, Genco's and CILCO's generating assets and therefore, could also increase financing requirements for some of the Ameren Companies. While costs incurred by UE would be eligible for recovery in rates, subject to MoPSC or ICC approval, as applicable, there is no similar mechanism for recovery of costs by Genco or CILCO in Illinois.

     UE's and CIPS' participation in a RTO could increase costs, reduce revenues and reduce UE's and CIPS' control over their transmission assets.

     In December 1999, the FERC issued Order 2000 requiring all utilities subject to FERC jurisdiction to state their intentions for joining a RTO. The MoPSC issued an order in early 2004 authorizing UE to participate in the Midwest ISO for a five year period, with participation after that period subject to further approvals by the MoPSC. Subsequently, the FERC issued a final order allowing UE's and CIPS' participation in the Midwest ISO. Under these orders, the MoPSC continues to set the transmission component of UE's rates to serve its bundled retail load. CILCO is already a member of the Midwest ISO and previously transferred functional control of its transmission system to the Midwest ISO.

     On May 1, 2004, functional control of the UE and CIPS transmission systems was transferred to the Midwest ISO through GridAmerica LLC, or Grid America. The participation by UE and CIPS in the Midwest ISO is expected to increase annual costs by $10 million to $20 million in the aggregate and could result in a decrease in annual revenues of between $5 million and $10 million in the aggregate. UE and CIPS may also be required to expand their transmission systems according to decisions made by a RTO rather than their internal planning process. In addition, we are unable to determine the full impact of the Energy Markets Tariff tendered by the Midwest ISO for filing at the FERC in March 2004 (discussed in Note 3 - Rate and Regulatory Matters to our financial statements under Part I, Item 1 of this report) until further information is available regarding the implementation of the Energy Markets Tariff.

     Until UE and CIPS achieve some degree of operational experience participating in the Midwest ISO through GridAmerica, we are unable to predict the ultimate impact that such participation or ongoing RTO developments at the FERC or other regulatory authorities will have on our financial position, results of operations or liquidity.

     The inability of UE and CIPS to recover "through and out" transmission revenues could result in a material net revenue reduction.

     Through orders issued during late 2003 and early 2004, the FERC had ordered the elimination of regional through-and-out rates assessed by the Midwest ISO that involved transmission service between the Midwest ISO and PJM regions to be effective May 1, 2004. However, on March 19, 2004, the FERC accepted an agreement among affected transmission owners that retains the regional through-and-out rates until December 1, 2004, and provides for continued negotiations aimed at developing a long-term transmission pricing structure to eliminate seams between the PJM and Midwest ISO regions based on specified pricing principles. Until the long-term transmission pricing structure has been established, UE and CIPS cannot predict the ultimate impact that such structure will have on their costs and revenues.

     The substance and implementation of standard market design rules by the FERC is uncertain and may adversely affect the way in which UE, CIPS and CILCO operate their transmission assets.

     On July 31, 2002, the FERC issued its standard market design NOPR. The NOPR proposes a number of changes to the way the current wholesale transmission service and energy markets are operated. Specifically, the NOPR proposes that all jurisdictional transmission facilities be placed under the control of an independent transmission provider (similar to a RTO), proposes a new transmission service tariff that provides a single form of transmission service for all users of the transmission system including bundled retail load, and proposes a new energy market and congestion management system that uses locational marginal pricing as its basis. In our initial comments on the NOPR, which were filed at the FERC on November 15, 2002, we expressed our concern with the potential impact of the proposed rules in their current form on the cost and reliability of service to retail customers. We also proposed that certain modifications be made to the proposed rules in order to protect transmission owners from the possibility of trapped transmission costs that might not be recoverable from ratepayers as a result of inconsistent regulatory policies. We filed additional comments on the remaining sections of the NOPR during the first quarter of 2003.

     In April 2003, the FERC issued a "white paper" reflecting comments received in response to the NOPR. More specifically, the white paper indicated that the FERC will not assert jurisdiction over the transmission rate component of bundled retail service and will insure that existing bundled retail customers retain their existing transmission rights and retain rights for future load growth in its final rule. Moreover, the white paper acknowledged that the final rule will provide the states with input on resource adequacy requirements, allocation of firm transmission rights, and transmission planning. The FERC also requested input on the flexibility and timing of the final rule's implementation.

     Although  issuance of the final rule is  uncertain  and its  implementation schedule is still unknown, the Midwest ISO was in the process of implementing a separate market design similar to the proposed market design in the NOPR. In July 2003, the Midwest ISO filed with the FERC a revised OATT codifying the terms and conditions under which it will implement the new market design. Thereafter, on October 17, 2003, the Midwest ISO filed a motion to withdraw its revised OATT. On October 29, 2003, the FERC issued a series of orders granting the motion for withdrawal of the revised OATT and providing guidance to be followed by the Midwest ISO in developing a new energy market design in the future. In March 2004, the Midwest ISO tendered for filing at the FERC a proposed Energy Markets Tariff, which is intended to supercede its existing OATT (see Note 3 - Rate and Regulatory Matters to our financial statements under Item I, Part 1 of this report). Until the FERC issues a final rule and the Midwest ISO finalizes its new market design, we are unable to predict the ultimate impact of the NOPR or the Midwest ISO new market design on our future financial position, results of operations or liquidity.

     The market-based rate authority currently held by UE, Genco, CILCO, AERG, Development Company, Marketing Company and Medina Valley could be partially revoked as a result of FERC's new market power analysis screen order.

     In an order issued in April 2004, the FERC replaced the Supply Margin Assessment Screen previously used to review applications by sellers of electricity at wholesale for authorization to sell power at market-based rates with two alternative measures of market power: (a) an uncommitted pivotal supplier analysis and (b) an uncommitted market share analysis which is to be prepared on a seasonal basis. If an applicant passes both screens, a rebuttable presumption will exist that it lacks generation market power. If the applicant fails either screen, a rebuttable presumption will exist that it has market power. Under such circumstances, the applicant may either seek to rebut the presumption by preparing a delivered price test (identifying the amount of economic capacity from neighboring areas that can be delivered to the control area) or propose mitigation measures. Unless some other mitigation measure is adopted, the applicant's authority to sell power at market-based rates in areas in which it has market power will be revoked, and the applicant will be required to sell at cost-based rates in those areas.

     UE, Genco, CILCO, AERG, Development Company, Marketing Company and Medina Valley currently have authorization from the FERC to continue to sell power at market-based rates. However, the FERC indicated in its April order that it would apply the new market analysis screens to pending and future market-based rate applications, including three-year market-based rate reviews. All of the aforementioned Ameren entities currently have three-year market-based rate reviews pending at the FERC. Until Ameren has evaluated the impact of the FERC's order with respect to the Ameren system, we are unable to predict the ultimate impact that the new market power analysis screens will have on Ameren's ability to sell power at market-based rates.

     Increasing costs associated with our defined benefit retirement plans, healthcare plans and other employee related benefits may adversely affect our results of operations, liquidity and financial position.

     The Ameren Companies made cash contributions totaling $25 million and $31 million to defined benefit retirement plans during 2003 and 2002, respectively. In addition, a minimum pension liability was recorded at December 31, 2002, which resulted in an after-tax charge to OCI and a reduction in stockholders' equity for Ameren of $102 million. At December 31, 2003, the minimum pension liability was reduced, resulting in OCI of $46 million and an increase in stockholders' equity. The Ameren Companies expect to be required under the ERISA to fund an average of approximately $115 million annually from 2005 through 2008, in order to maintain minimum funding levels for our pension plans. These amounts are estimates and may change based on actual stock market performance, changes in interest rates, and any pertinent changes in government regulations, each of which could also result in a requirement to record an additional minimum pension liability. Furthermore, if Ameren completes its acquisition of Illinois Power, we could incur material funding requirements with respect to Illinois Power's existing defined benefit retirement plans.

     In addition to the costs of our retirement plans, the costs to us of providing healthcare benefits to our employees and retirees have increased substantially in recent years. We believe that our employee benefit costs, including costs related to healthcare plans for our employees and former employees, will continue to rise. The increasing costs and funding requirements associated with our defined benefit retirement plans, healthcare plans and other employee benefits may adversely affect our results of operations, liquidity or financial position.

     UE's, Genco's and CILCO's electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased power purchase costs.

     UE, CILCO, Genco, AERG, Medina Valley and EEI own and operate coal, nuclear, gas-fired, hydro and oil-fired generating facilities constituting approximately 14,600 megawatts (net) of installed capability. Operation of electric generating facilities involves certain risks which can adversely affect energy output and efficiency levels. Included among these risks are:

o    increased  prices for fuel and fuel  transportation  as existing  contracts expire,
o    facility shutdowns due to a breakdown or failure of equipment or processes,
o    longer than anticipated maintenance outages,
o    disruptions in the delivery of fuel and lack of adequate inventories,
o    labor disputes,
o    inability to comply with regulatory or permit requirements,
o    disruptions in the delivery of electricity,
o    increased  capital  expenditures  requirements,   including  those  due  to
     environmental regulation,
o    operator error, and
o unusual or adverse weather conditions, including catastrophic events such as fires, explosions, floods or other similar occurrences affecting electric generating facilities.

     A substantial portion of Genco's and AERG's generating capacity is committed under affiliate contracts which expire over the next several years.

     Genco and AERG have several electric power supply agreements under which Genco and AERG directly or indirectly supply the full requirements of UE, CIPS and CILCO, including the following:

o Under two electric power supply agreements, Genco is obligated to supply to Marketing Company, and Marketing Company, in turn, is obligated to supply to CIPS, all of the energy and capacity needed by CIPS to offer service for resale to its native load customers and to fulfill CIPS' other obligations under all applicable federal and state tariffs or contracts. Any power not used by CIPS is sold by Marketing Company under various long-term wholesale and retail contracts. The agreement between CIPS and Marketing Company was originally set to expire on December 31, 2004. The agreement between Genco and Marketing Company can be terminated by either party upon at least one year's notice, but may not be terminated prior to December 31, 2004. CIPS and Marketing Company filed in July 2004, a request with the FERC to extend their agreement through December 31, 2006. This extension was required by the ICC in its order approving Ameren's acquisition of CILCORP.
o AERG has an electric power supply agreement with CILCO to supply it sufficient power to meet its native load requirements. This agreement was originally set to expire on December 31, 2004. AERG and CILCO have agreed to extend the power supply agreement through December 31, 2006. Unlike the CIPS-Marketing Company agreement, the provisions of the agreement between CILCO and AERG allow the parties to extend the term of the agreement, and Ameren believes that no further FERC action is necessary for such an extension to become effective. The ICC required this extension in its order approving Ameren's acquisition of CILCORP.

     Midwest power markets have experienced high levels of new capacity development over the last several years, which, in part, have contributed to soft long-term power prices in this region. Owners of generating capacity in the

Midwest are actively seeking markets for their energy and capacity and have asked our regulators to closely scrutinize power supply arrangements among our subsidiaries when we have sought approval to enter into them. It cannot be predicted whether obtaining extensions on other long-term replacement power sale contracts for the energy and capacity currently committed under these agreements when they expire will be successful. To the extent Genco or AERG cannot secure extensions or other long-term replacement power sale contracts for the energy and capacity currently committed under these agreements, our generating subsidiaries and Marketing Company will face competition from other power suppliers in the Midwest and will be exposed to price risk.

     Genco participates with UE in an agreement to jointly dispatch its generating facilities with those of UE, which thereby produces benefits and efficiencies for both generating parties. Pending or future federal and state regulatory proceedings and policies may evolve in ways that could impact Genco's ability to continue to participate in these affiliate transactions on current terms. For example, as a result of the pending MoPSC proceeding relating to the transfer of UE's Illinois-based utility business, there is uncertainty as to the terms of the joint dispatch agreement and also as to its duration. The termination of the agreement, or modifications to it, could have a material adverse effect on UE or Genco.

     Genco's and CILCO's electric generating facilities must compete for the sale of energy and capacity, which exposes them to price risk.

     As owners of non rate-regulated electric generating facilities, Genco (4,800 megawatts) and AERG (1,100 megawatts) will not have any recovery of their costs or any specified rate of return set by a regulatory body. Of these non rate-regulated electric generating facilities, approximately 3,500 megawatts are currently under full requirements contracts with our affiliates, including the contracts referred to in the immediately preceding risk factor. The remainder of the generating capacity must compete for the sale of energy and capacity. UE is currently seeking regulatory approval of the transfer by Genco to it of approximately 550 megawatts of CTs at Pinckneyville and Kinmundy, Illinois, which transfer is expected to occur in 2004, with the result that those CTs will no longer be non rate-regulated.

     To the extent electric capacity generated by these facilities is not under contract to be sold, either now or in the future, the revenues and results of operations of these non rate-regulated subsidiaries will generally depend on the prices that they can obtain for energy and capacity in Illinois and adjacent markets. Among the factors that could influence such prices (all of which are beyond our control to a significant degree) are:

o    the current and future market prices for natural gas, fuel oil and coal,
o    current and forward prices for the sale of electricity,
o the extent of additional supplies of electric energy from current competitors or new market entrants,
o the pace of deregulation in our market area and the slowing expansion of deregulated markets,
o the regulatory and pricing structures developed for Midwest energy markets as they continue to evolve and the pace of development of regional markets for energy and capacity outside of bilateral contracts,
o future pricing for, and availability of, transmission services on transmission systems, the effect of RTOs, development and export energy transmission constraints, which could limit the ability to sell energy in markets adjacent to Illinois,
o the rate of growth in electricity usage as a result of population changes, regional economic conditions and the implementation of conservation programs, and
o    climate conditions prevailing in the Midwest market from time to time.

     UE's ownership and operation of a nuclear generating facility creates business, financial and waste disposal risks.

     UE owns the Callaway nuclear plant, which represents approximately 14% of UE's generation capability. Therefore, UE is subject to the risks of nuclear generation, which include the following:

o the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials,
o limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with UE's nuclear operations or those of others in the United States,
o uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate,

o increased public and governmental concerns over the adequacy of security at nuclear power plants, and
o uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives (UE's facility operating license for the Callaway nuclear plant expires in 2024), and
o    costly and extended outages from scheduled or unscheduled maintenance.

     The NRC has broad authority under federal law to impose licensing and safety related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants such as UE's. In addition, although UE has no reason to anticipate a serious nuclear incident at its plant, if an incident did occur, it could harm UE's results of operations or financial position. A major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit.

     Operating performance at UE's Callaway nuclear plant has recently resulted in unscheduled plant outages and the extension of Callaway's scheduled refueling and maintenance outage in 2004. In addition, Ameren and UE have incurred significant unanticipated replacement power and maintenance costs. As a result, the operating performance at UE's Callaway nuclear plant has declined as compared to its past operating performance and the operating performance of other nuclear plants in the United States. Ameren and UE are actively working to address factors leading to the decline in Callaway's operating performance, including management and supervision of operating personnel, equipment reliability, maintenance worker practices, engineering performance and overall organizational effectiveness. However, Ameren and UE cannot predict whether such efforts will result in an overall improvement of operations at Callaway. Efforts taken are expected to result in incremental operating costs at Callaway. Further, additional unscheduled or extended outages at Callaway could have a material effect on the financial position, results of operations and cash flows of Ameren and UE.


     Our energy risk management strategies may not be effective in managing fuel and electricity pricing risks, which could result in unanticipated liabilities to us or increased volatility of our earnings.

     We are exposed to changes in market prices for natural gas, fuel, electricity and emission credits. Prices for natural gas, fuel, electricity and emission credits may fluctuate substantially over relatively short periods of time and expose us to commodity price risk. We utilize derivatives such as forward contracts, futures contracts, options and swaps to manage these risks. We attempt to manage our exposure from these activities through enforcement of established risk limits and risk management procedures. We cannot assure you that these strategies will be successful in managing our pricing risk, or that they will not result in net liabilities to us as a result of future volatility in these markets.

     In addition, although we routinely enter into contracts to offset our positions (i.e., to hedge our exposure to the risks of demand, market effects of weather and changes in commodity prices), we do not always hedge the entire exposure of our operations from commodity price volatility. Furthermore, our ability to hedge our exposure to commodity price volatility depends on liquid commodity markets. As a result, to the extent the commodity markets are illiquid, we may not be able to execute our risk management strategies, which could result in greater open positions than we would prefer at a given time. To the extent that open positions exist, fluctuating commodity prices can improve or diminish our financial results and financial position.

     Our businesses are dependent on our ability to successfully access the capital markets. We may not have access to sufficient capital in the amounts and at the times needed.

     We rely on access to short-term and long-term capital markets as a significant source of liquidity and funding for capital requirements not satisfied by our operating cash flows. The inability to raise capital on favorable  terms,  particularly  during  times  of  uncertainty  in the  capital markets, could negatively impact our ability to maintain and grow our businesses. Based on our current credit ratings, we believe that we will continue to have access to the capital markets. However, events beyond our control may create uncertainty in the capital markets such that our cost of capital would increase or our ability to access the capital markets would be adversely affected.

REGULATORY MATTERS

     See Note 2 - Acquisitions,  Note 3 - Rate and Regulatory Matters and Note 8
- Related Party Transactions to our financial statements under Part I, Item 1 of this report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk represents the risk of changes in value of a physical contract or a financial instrument, derivative or non-derivative, caused by fluctuations in market variables such as interest rates. The following discussion of our risk management activities includes "forward-looking" statements that involve risks and uncertainties. Actual results could differ materially from those projected in the "forward-looking" statements. We handle market risks in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal and operational risks and are not represented in the following discussion.

     Our risk management objective is to optimize our physical generating assets within prudent risk parameters. Our risk management policies are set by a Risk Management Steering Committee, which is comprised of senior-level Ameren officers.

Interest Rate Risk

     We are exposed to market risk through changes in interest rates associated with:

o    long-term and short-term variable-rate debt;
o    fixed-rate debt;
o    commercial paper;
o    auction-rate long-term debt; and
o    auction-rate preferred stock.

     We manage our interest rate exposure by controlling the amount of these instruments we hold within our total capitalization portfolio and by monitoring the effects of market changes in interest rates.

     The following table presents the estimated increase (decrease) in our annual interest expense and net income if interest rates were to change by 1% on variable rate debt outstanding at June 30, 2004:


   ===================================================================================================================
                                                                            Interest Expense        Net Income(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren(b)...........................................................        $      5              $      (3)
   UE..................................................................               8                     (5)
   CIPS................................................................               -                      -
   Genco...............................................................               2                     (1)
   CILCORP(c)..........................................................               3                     (2)
   CILCO...............................................................               2                     (1)
   ===================================================================================================================

(a)  Calculations are based on an effective tax rate of 36%.
(b)  Includes  amounts  for  non-registrant   Ameren  subsidiaries  as  well  as
     intercompany eliminations.
(c) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The model does not consider the effects of the reduced level of potential overall economic activity that would exist in such an environment. In the event of a significant change in interest rates, management would likely take actions to further mitigate our exposure to this market risk. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no change in our financial structure.

Credit Risk

     Credit risk represents the loss that would be recognized if counterparties fail to perform as contracted. NYMEX-traded futures contracts are supported by the financial and credit quality of the clearing members of the NYMEX and have nominal credit risk. On all other transactions, we are exposed to credit risk in the event of nonperformance by the counterparties to the transaction.

     Our physical and financial instruments are subject to credit risk consisting of trade accounts receivables, executory contracts with market risk exposures and leveraged lease investments. The risk associated with trade receivables is mitigated by the large number of customers in a broad range of industry groups comprising our customer base. No non-affiliated customer represents greater than 10%, in the aggregate, of our accounts receivable. Ameren's revenues are primarily derived from sales of electricity and natural gas to customers in Missouri and Illinois. UE and Genco have credit exposure associated with accounts receivables from nonaffiliated companies for interchange sales. At June 30, 2004, UE's, Genco's and Marketing Company's combined credit exposure to non-investment grade counterparties related to interchange sales was $2 million, net of collateral. We establish credit limits for these counterparties and monitor the appropriateness of these limits on an ongoing basis through a credit risk management program, which involves daily exposure reporting to senior management, master trading and netting agreements, and credit support such as letters of credit and parental guarantees. We also analyze each counterparty's financial condition prior to entering into sales, forwards, swaps, futures or option contracts and monitor counterparty exposure associated with our leveraged leases.

Equity Price Risk

     Our costs of providing non-contributory defined benefit retirement and postretirement benefit plans are dependent upon a number of factors, such as the rate of return on plan assets, discount rate, the rate of increase in healthcare costs and contributions made to the plans. The market value of our plan assets was affected by declines in the equity market for 2000 through 2002 for the pension and postretirement plans. As a result, a minimum pension liability was recorded at December 31, 2002, which resulted in a charge to OCI and a reduction in stockholders' equity. At December 31, 2003, the minimum pension liability was reduced resulting in OCI of $46 million and an increase in stockholders' equity. The minimum pension liability has not changed as of June 30, 2004.

     The amount of the pension liability as of June 30, 2004, was the result of asset returns, interest rates and our contributions to the plans during 2003. In future years, the liability recorded, the costs reflected in net income or OCI, or cash contributions to the plans could increase materially without a recovery in equity markets in excess of our assumed return on plan assets of 8.5%. If the fair value of the plan assets were to grow and exceed the accumulated benefit obligations in the future, the recorded liability would then be reduced and a corresponding amount of equity would be restored, net of taxes.

Commodity Price Risk

     The Ameren Companies are exposed to changes in market prices for natural gas, fuel and electricity to the extent they cannot be recovered through rates. For a more detailed discussion of our commodity price risk, see Commodity Price Risk under Part II, Item 7A of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003. Below are tables presenting the percentage of fuel that is price-hedged and the effects a material change in price will have on our coal costs not currently covered under fixed-price contracts as of June 30, 2004.

     The following table presents the percentages of the required supply of coal for our coal-fired power plants, nuclear fuel and natural gas for our CTs and distribution, as appropriate, which are price-hedged for the remainder of 2004 through 2008:


   ===================================================================================================================
                                                                     2004               2005           2006 - 2008
   -------------------------------------------------------------------------------------------------------------------
   Ameren:
     Coal.....................................................        100%                92%               60%
     Nuclear fuel.............................................        100                100                32
     Natural gas for generation...............................         27                 16                 4
     Natural gas for distribution.............................         43                 17                 5
   -------------------------------------------------------------------------------------------------------------------

                                       78


   -------------------------------------------------------------------------------------------------------------------
                                                                     2004               2005           2006 - 2008
   -------------------------------------------------------------------------------------------------------------------
   UE:
     Coal.....................................................        100%                88%               53%
     Nuclear fuel.............................................        100                100                32
     Natural gas for generation...............................         36                 12                 4
     Natural gas for distribution.............................         41                 14                 4
   ===================================================================================================================
   CIPS:
     Natural gas for distribution.............................         39%                17%                4%
   ===================================================================================================================
   Genco:
     Coal.....................................................        100%               100%               82%
     Natural gas for generation...............................         14                 18                 5
   ===================================================================================================================
   CILCORP:(a)
     Coal.....................................................        100%                83%               54%
     Natural gas for distribution.............................         46                 19                 6
   ===================================================================================================================
   CILCO:
     Coal.....................................................        100%                83%               54%
     Natural gas for distribution.............................         46                 19                 6
   ===================================================================================================================

(a) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

     The following table presents the estimated increase (decrease) in our total fuel expense and net income if coal costs were to change by 1% on any requirements currently not covered by fixed-price contracts for the remainder of 2004 through 2008:

   ===================================================================================================================
                                                                                    Fuel Expense       Net Income(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren(b)..................................................................         $    6             $   3
   UE.........................................................................              3                 2
   CIPS.......................................................................              -                 -
   Genco......................................................................              1                 1
   CILCORP(c).................................................................              1                 -
   CILCO......................................................................              1                 -
   ===================================================================================================================

(a)  Calculations are based on an effective tax rate of 36%.
(b)  Includes amounts for non-registrant Ameren subsidiaries.
(c) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.

Fair Value of Contracts

     Most of our commodity contracts qualify for treatment as normal purchases and normal sales. However, we utilize derivatives principally to manage the risk of changes in market prices for natural gas, fuel, electricity and emission credits. Price fluctuations in natural gas, fuel and electricity cause:

o an unrealized appreciation or depreciation of our firm commitments to purchase or sell when purchase or sales prices under the firm commitment are compared with current commodity prices;
o market values of fuel and natural gas inventories or purchased power to differ from the cost of those commodities in inventory under firm commitment; and
o actual cash outlays for the purchase of these commodities to differ from anticipated cash outlays.

     The derivatives that we use to hedge these risks are dictated by risk management policies and include forward contracts, futures contracts, options and swaps. We continually assess our supply and delivery commitment positions against forward market prices and internally-forecasted forward prices and modify our exposure to market, credit and operational risk by entering into various offsetting transactions. In general, we believe these transactions serve to reduce our price risk. See Note 7 - Derivative Financial Instruments to our financial statements under Part I, Item 1 of this report for further information.

     The following table presents the favorable (unfavorable) changes in the fair value of all contracts marked-to-market during the three months and six months ended June 30, 2004:

   ===================================================================================================================
                                                               Ameren(a)    UE     CIPS       CILCORP(b)      CILCO
   -------------------------------------------------------------------------------------------------------------------
                         Three Months
   Fair value of contracts at beginning of period, net.....   $   18      $  (2)   $  4        $  11         $  11
     Contracts realized or otherwise settled during the
         period............................................        -          -       -            -             -
     Changes in fair values attributable to changes in
         valuation technique and assumptions                       -          -       -            -             -
     Fair value of new contracts entered into during the
         period............................................        -          -       -            -             -
     Other changes in fair value...........................        6          -       2            1             1
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts outstanding at end
         of period, net....................................   $   24      $  (2)   $  6        $  12         $  12
   ===================================================================================================================
                          Six Months
   Fair value of contracts at beginning of period, net.....   $   12      $  (1)   $  1        $   6         $   6
     Contracts realized or otherwise settled during the
         period............................................       (4)         1      (1)          (3)           (3)
     Changes in fair values attributable to changes in
         valuation technique and assumptions                       -          -       -            -             -
     Fair value of new contracts entered into during the
         period............................................        -          -       -            -             -
     Other changes in fair value...........................       16         (2)      6            9             9
   -------------------------------------------------------------------------------------------------------------------
   Fair value of contracts outstanding at end
         of period, net....................................   $   24      $  (2)   $  6        $  12         $  12
   ===================================================================================================================

(a)  Includes  amounts  for  non-registrant   Ameren  subsidiaries  as  well  as
     intercompany eliminations.
(b) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


     The following table presents maturities of contracts as of June 30, 2004:

   ===================================================================================================================
                  Sources                   Maturity       Maturity       Maturity      Maturity in        Total
                    of                      Less than         1-3            4-5         Excess of          Fair
                Fair Value                   1 Year          Years          Years         5 Years        Value(a)
   -------------------------------------------------------------------------------------------------------------------
   Ameren:
   Prices actively quoted...............     $  14          $    9         $    -         $    -          $   23
   Prices provided by other external
      sources(b)........................         1               -              -              -               1
   Prices based on models and other
      valuation methods(c)..............         2               -             (2)             -               -
   -------------------------------------------------------------------------------------------------------------------
   Total................................     $  17          $    9         $   (2)        $    -          $   24
   ===================================================================================================================
   UE:
   Prices actively quoted...............     $   2          $    2         $    -         $    -          $    4
   Prices provided by other external
      sources(b)........................         1               -              -              -               1
   Prices based on models and other
      valuation methods(c)..............        (6)              1             (2)             -              (7)
   -------------------------------------------------------------------------------------------------------------------
   Total................................     $  (3)         $    3         $   (2)        $    -          $   (2)
   ===================================================================================================================
   CIPS:
   Prices actively quoted...............     $   3          $    3         $    -         $    -          $    6
   Prices provided by other external
      sources(b)........................         -               -              -              -               -
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -               -
   -------------------------------------------------------------------------------------------------------------------
   Total................................     $   3          $    3         $    -         $    -          $    6
   -------------------------------------------------------------------------------------------------------------------


   -------------------------------------------------------------------------------------------------------------------
                  Sources                   Maturity       Maturity       Maturity      Maturity in        Total
                    of                      Less than         1-3            4-5         Excess of          Fair
                Fair Value                   1 Year          Years          Years         5 Years        Value(a)
   -------------------------------------------------------------------------------------------------------------------
   CILCORP:(d)
   Prices actively quoted ..............     $   8          $    4         $    -         $    -          $   12
   Prices provided by other external
      sources(b)........................         -               -              -              -               -
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -               -
   -------------------------------------------------------------------------------------------------------------------
   Total ...............................     $   8          $    4         $    -         $    -          $   12
   ===================================================================================================================
   CILCO:
   Prices actively quoted ..............     $   8          $    4         $    -         $    -          $   12
   Prices provided by other external
      sources(b)........................         -               -              -              -               -
   Prices based on models and other
      valuation methods(c)..............         -               -              -              -               -
   -------------------------------------------------------------------------------------------------------------------
   Total ...............................     $   8          $    4         $    -         $    -          $   12
   ===================================================================================================================

(a) Contracts of less than $8 million were with non-investment-grade rated counterparties.
(b) Principally power forwards based on a published survey of settled forward pricing and natural gas swap valuations based on NYMEX prices for over-the-counter contracts.
(c) Principally coal and SO2 option values based on a Black-Scholes model that includes information from external sources and our estimates. Also includes power forward contract values based on our estimates.
(d) CILCORP consolidates CILCO and therefore includes CILCO amounts in its balances.


ITEM 4.  Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

     As of June 30, 2004, the principal executive officer and principal financial officer of each registrant have evaluated the effectiveness of the design and operation of such registrant's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) of the Exchange Act). Based upon that evaluation, the principal executive officer and principal financial officer of each such registrant have concluded that such disclosure controls and procedures are effective in timely alerting them to any material information relating to such registrant, which is required to be included in such registrant's reports filed or submitted with the SEC under the Exchange Act.

     (b)  Change in Internal Controls

     There has been no change in the registrants' internal control over financial reporting that occurred during their most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.



                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings.

     Note 2 - Acquisitions, Note 3 - Rate and Regulatory Matters, Note 8 - Related Party Transactions and Note 9 - Commitments and Contingencies to our financial statements under Part I, Item 1 of this report contain information on legal and administrative proceedings which are incorporated by reference under this item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     Ameren Corporation's purchases of equity securities reportable under Item 703 of Regulation S-K:


   ======================================================================================================================
                          (a)Total         (b)Average          (c)Total Number of           (d)Maximum Number (or
                          Number of           Price             Shares (or Units)         Approximate Dollar Value) of
                           Shares           Paid per           Purchased as Part of        Shares (or Units) that May
                         (or Units)           Share         Publicly Announced Plans       Yet Be Purchased Under the
         Period         Purchased(a)        (or Unit)              or Programs                  Plans or Programs
   ----------------------------------------------------------------------------------------------------------------------
   April 1 -
   April 30, 2004........    1,000        $    44.21                   -                               -
   May 1 -
   May 31, 2004..........   61,382             43.43                   -                               -
   June 1 -
   June 30, 2004.........      950             44.14                   -                               -
   ----------------------------------------------------------------------------------------------------------------------
   Total                    63,332        $    43.45                   -                               -
   ----------------------------------------------------------------------------------------------------------------------

(a) These shares of Ameren common stock were purchased by Ameren in open-market transactions in satisfaction of Ameren's obligations upon the exercise by employees of options issued under Ameren's Long-term Incentive Plan of 1998. Ameren does not have any publicly announced equity securities repurchase plans or programs.

     None of the other registrants  purchased equity securities reportable under
Item 703 of Regulation S-K during the April 1 to June 30, 2004, period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Ameren

     At Ameren's annual meeting of shareholders held on April 27, 2004, the following matters were presented to the meeting for a vote and the results of such voting are as follows:

     Item (1) Election of 12 directors (comprising Ameren's full Board of
              Directors) to serve until the next annual meeting of shareholders in 2005.


   ===================================================================================================================
               Name                         For                        Withheld               Non-Voted Brokers(a)
   -------------------------------------------------------------------------------------------------------------------
   Susan S. Elliott                     151,719,167                     3,971,806                      0
   Clifford L. Greenwalt                151,468,735                     4,222,238                      0
   Thomas A. Hays                       151,678,396                     4,012,577                      0
   Richard A. Liddy                     150,385,122                     5,305,851                      0
   Gordon R. Lohman                     151,764,063                     3,926,910                      0
   Richard A. Lumpkin                   150,526,942                     5,164,031                      0
   John Peters MacCarthy                147,760,462                     7,930,511                      0
   Paul L. Miller, Jr.                  150,616,064                     5,074,909                      0
   Charles W. Mueller                   151,794,798                     3,896,175                      0
   Douglas R. Oberhelman                141,796,966                    13,894,007                      0
   Gary L. Rainwater                    151,353,286                     4,337,686                      0
   Harvey Saligman                      150,480,134                     5,210,839                      0
   ===================================================================================================================

(a)  Broker shares included in the quorum but not voting on the item.

     Item (2) Ratification of PricewaterhouseCoopers LLP as Ameren's independent registered public accounting firm for the fiscal year ending December 31, 2004.

   ===================================================================================================================
               For                         Against                     Abstain               Non-Voted Brokers(a)
   -------------------------------------------------------------------------------------------------------------------
           151,263,408                    2,667,991                   1,758,182                   18,926,816
   ===================================================================================================================

(a)  Broker shares included in the quorum but not voting on the item.

     Item (3) Shareholder proposal relating to the storage of irradiated fuel rods at UE's Callaway nuclear plant.

   ===================================================================================================================
               For                         Against                     Abstain               Non-Voted Brokers(a)
   -------------------------------------------------------------------------------------------------------------------
            10,155,207                   101,417,459                  9,541,877                   53,501,853
   ===================================================================================================================

(a)  Broker shares included in the quorum but not voting on the item.

UE

     At UE's annual meeting of shareholders held on April 27, 2004, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Item (1) Election of six directors (comprising UE's full Board of
              Directors) to serve until the next annual meeting ofshareholders in 2005.

   ===================================================================================================================
               Name                         For                         Withheld              Non-Voted Brokers(a)
   -------------------------------------------------------------------------------------------------------------------
   Warner L. Baxter                     102,557,609                      10,061                        0
   Gary L. Rainwater                    102,557,609                      10,061                        0
   Gary L. Randolph                     102,557,009                      10,061                        0
   Steven R. Sullivan                   102,557,609                      10,061                        0
   Thomas R. Voss                       102,557,509                      10,161                        0
   David A. Whiteley                    102,557,009                      10,061                        0
   ===================================================================================================================

(a)  Broker shares included in the quorum but not voting on the item.

CIPS

     At CIPS' annual meeting of shareholders held on April 27, 2004, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Item (1) Election of six directors (comprising CIPS' full Board of
              Directors) to serve until the next annual meeting of shareholders in 2005.


   ===================================================================================================================
               Name                         For                        Withheld               Non-Voted Brokers(a)
   -------------------------------------------------------------------------------------------------------------------
   Warner L. Baxter                      25,813,624                      31,963                        0
   Daniel F. Cole                        25,813,619                      31,968                        0
   Gary L. Rainwater                     25,813,614                      31,973                        0
   Steven R. Sullivan                    25,813,619                      31,968                        0
   Thomas R. Voss                        25,813,616                      31,971                        0
   David A. Whiteley                     25,813,624                      31,963                        0
   ===================================================================================================================

(a)  Broker shares included in the quorum but not voting on the item.

CILCO

     At CILCO's annual meeting of shareholders held on April 27, 2004, the following matter was presented to the meeting for a vote and the results of such voting are as follows:

     Item (1) Election of six directors (comprising CILCO's full Board of
              Directors) to serve until the next annual meeting of shareholders in 2005.


   ===================================================================================================================
               Name                         For                        Withheld               Non-Voted Brokers(a)
   -------------------------------------------------------------------------------------------------------------------
   Warner L. Baxter                      13,794,566                       1,243                        0
   Scott A. Cisel                        13,794,566                       1,243                        0
   Daniel F. Cole                        13,794,566                       1,243                        0
   Gary L. Rainwater                     13,794,566                       1,243                        0
   Steven R. Sullivan                    13,794,566                       1,243                        0
   Thomas R. Voss                        13,794,566                       1,243                        0
   ===================================================================================================================

(a)  Broker shares included in the quorum but not voting on the item.

GENCO and CILCORP

     The information called for by this item is omitted in reliance on General Instruction H(1)(a) and (b) of Form 10-Q.


ITEM 5. OTHER INFORMATION.

     Reference is made to Item 2. Properties under Part I of the Ameren Companies' combined Form 10-K for the fiscal year ended December 31, 2003 for a discussion of UE's, CIPS' and CILCO's written notice to MAIN of their intent to withdraw from that organization effective January 1, 2005. MAIN is a regional electric reliability council organized for coordinating the planning and operation of bulk power supply in the central United States. In July 2004, UE, CIPS and CILCO further notified MAIN that they agree to delay their withdrawal to January 1, 2006 provided the configuration of MAIN remains the same. The right to withdraw effective January 1, 2005, was reserved in the event that certain utilities elect not to remain as regular MAIN members after December 31, 2004. UE, CIPS and CILCO intend to join another RRO prior to their withdrawal from MAIN. UE, CIPS and CILCO may withdraw their notice of intent to withdraw from MAIN at any time.


ITEM 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.  The  documents  listed  below are being  filed on behalf of
Ameren,   UE,  CIPS,  Genco,   CILCORP  and  CILCO   (collectively  the  "Ameren
Companies").


   ----------------------------------------------------------------------------------------------------------------------------
        Exhibit Designation         Registrant(s)                               Nature of Exhibit
   ----------------------------------------------------------------------------------------------------------------------------
   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
   ----------------------------------------------------------------------------------------------------------------------------
                2.1                Ameren           Amendment No. 2, dated as of April 30, 2004, to Stock Purchase Agreement,
                                   Companies        dated as of February 2, 2004, by and between Dynegy and certain of its subsidiaries and Ameren
   ----------------------------------------------------------------------------------------------------------------------------
                                   Ameren           Amendment No. 3, dated as of May 31, 2004, to Stock Purchase Agreement,
                2.2                Companies        dated as of February 2, 2004, by and between Dynegy and certain of its subsidiaries and Ameren
   ----------------------------------------------------------------------------------------------------------------------------
   Material Contracts
   ----------------------------------------------------------------------------------------------------------------------------
                10.1               Ameren           Three-Year Revolving Credit Agreement dated as of July 14, 2004
   ----------------------------------------------------------------------------------------------------------------------------
                10.2               Ameren           Five-Year Revolving Credit Agreement dated as of July 14, 2004
   ----------------------------------------------------------------------------------------------------------------------------
                                   Ameren           Extension of Power Supply between AERG and CILCO
                10.3               CILCORP
                                   CILCO
   ----------------------------------------------------------------------------------------------------------------------------
   Code of Ethics
   ----------------------------------------------------------------------------------------------------------------------------
                14.1               Ameren           *Code of Ethics amended as of June 11, 2004
                                   Companies
   ----------------------------------------------------------------------------------------------------------------------------
   Rule 13a-14(a) / 15d-14(a) Certifications
   ----------------------------------------------------------------------------------------------------------------------------
                31.1               Ameren           Rule13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                                    Ameren
   ----------------------------------------------------------------------------------------------------------------------------
                31.2               Ameren           Rule 13a-14(a)/15d-14(a) Certification of Principal  Financial Officer of
                                                    Ameren
   ----------------------------------------------------------------------------------------------------------------------------
                31.3               UE               Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                                    UE
   ----------------------------------------------------------------------------------------------------------------------------
                31.4               UE               Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                                    UE
   ----------------------------------------------------------------------------------------------------------------------------
                31.5               CIPS             Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                                    CIPS
   ----------------------------------------------------------------------------------------------------------------------------
                31.6               CIPS             Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                                    CIPS
   ----------------------------------------------------------------------------------------------------------------------------
                31.7               Genco            Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                                    Genco
   ----------------------------------------------------------------------------------------------------------------------------


   ----------------------------------------------------------------------------------------------------------------------------
        Exhibit Designation         Registrant(s)                               Nature of Exhibit
   ----------------------------------------------------------------------------------------------------------------------------
                31.8               Genco            Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                                    Genco
   ----------------------------------------------------------------------------------------------------------------------------
                31.9               CILCORP          Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                                    CILCORP
   ----------------------------------------------------------------------------------------------------------------------------
                31.10              CILCORP          Rule13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                                    CILCORP
   ----------------------------------------------------------------------------------------------------------------------------
                31.11              CILCO            Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer of
                                                    CILCO
   ----------------------------------------------------------------------------------------------------------------------------
                31.12              CILCO            Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer of
                                                    CILCO
   ----------------------------------------------------------------------------------------------------------------------------
   Section 1350 Certifications
   ----------------------------------------------------------------------------------------------------------------------------
                32.1               Ameren           Section 1350 Certification of Principal Executive Officer of Ameren
   ----------------------------------------------------------------------------------------------------------------------------
                32.2               Ameren           Section 1350 Certification of Principal Financial Officer of Ameren
   ----------------------------------------------------------------------------------------------------------------------------
                32.3               UE               Section 1350 Certification of Principal Executive Officer of UE
   ----------------------------------------------------------------------------------------------------------------------------
                32.4               UE               Section 1350 Certification of Principal Financial Officer of UE
   ----------------------------------------------------------------------------------------------------------------------------
                32.5               CIPS             Section 1350 Certification of Principal Executive Officer of CIPS
   ----------------------------------------------------------------------------------------------------------------------------
                32.6               CIPS             Section1350 Certification of Principal Financial Officer of CIPS
   ----------------------------------------------------------------------------------------------------------------------------
                32.7               Genco            Section 1350 Certification of Principal Executive Officer of Genco
   ----------------------------------------------------------------------------------------------------------------------------
                32.8               Genco            Section 1350 Certification of Principal Financial Officer of Genco
   ----------------------------------------------------------------------------------------------------------------------------
                32.9               CILCORP          Section 1350 Certification of Principal Executive Officer of CILCORP
   ----------------------------------------------------------------------------------------------------------------------------
                32.10              CILCORP          Section 1350 Certification of Principal Financial Officer of CILCORP
   ----------------------------------------------------------------------------------------------------------------------------
                32.11              CILCO            Section 1350 Certification of Principal Executive Officer of CILCO
   ----------------------------------------------------------------------------------------------------------------------------
                32.12              CILCO            Section 1350 Certification of Principal Financial Officer of CILCO
   ----------------------------------------------------------------------------------------------------------------------------


     * Revisions to the Code of Ethics are also being posted on Ameren's website within five business days following the date of the revision, in accordance with SEC regulation.

     (b) Reports on Form 8-K. The Ameren Companies filed the following reports on Form 8-K during the quarterly period ended June 30, 2004:



                              Date of Report                Items Reported              Financial Statements Filed
                              --------------                --------------              --------------------------
                              Ameren:
                              April 29, 2004 (a)                 12                             (b)
                              May 18, 2004                       5, 7                           None
                              UE:
                              May 18, 2004                       5, 7                           None
                              CIPS:
                              None
                              Genco:
                              None
                              CILCORP:
                              None
                              CILCO:
                              None


     (a) This report was furnished pursuant to Item 12 and not deemed "filed" for purposes of Section 18 of the Exchange Act.
     (b) Consolidated operating statistics for three months ended March 31, 2004, and March 31, 2003, unaudited consolidated balance sheet as of March 31, 2004, and December 31, 2003, unaudited consolidated statement of income for three months ended March 31, 2004, and March 31, 2003, and unaudited consolidated statement of cash flows for three months ended March 31, 2004 and March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.



                                       AMEREN CORPORATION
                                          (Registrant)


                                      /s/ Martin J. Lyons
                            -------------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)




                                     UNION ELECTRIC COMPANY
                                          (Registrant)


                                      /s/ Martin J. Lyons
                            -------------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)




                             CENTRAL ILLINOIS PUBLIC SERVICE COMPANY
                                           (Registrant)


                                     /s/  Martin J. Lyons
                            -------------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)




                                AMEREN ENERGY GENERATING COMPANY
                                          (Registrant)


                                      /s/ Martin J. Lyons
                            -------------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)

                                         CILCORP INC.
                                         (Registrant)


                                      /s/ Martin J. Lyons
                            -------------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)




                                  CENTRAL ILLINOIS LIGHT COMPANY
                                          (Registrant)


                                      /s/ Martin J. Lyons
                            -------------------------------------------
                                          Martin J. Lyons
                                   Vice President and Controller
                                   (Principal Accounting Officer)


Date:  August 9, 2004